Form 10QSB
period 2005-06-30
Telecomm Sales Network Inc
filed 2005-08-15
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission File Number 0001167966

TELECOMM SALES NETWORK, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-1602779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Skye Source, LLC, 8621 Gleneagles Drive, Raleigh, NC 27613
(Address of principal executive offices and zip code )

Registrant’s telephone number, including area code: (919)-846-3990

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No  ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, $.0001 par value	4,120,000

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(unaudited)	(restated)
ASSETS

CURRENT ASSETS
Cash	$93,873	$9,507
Total Current Assets	93,873	9,507

TOTAL ASSETS	$93,873	$9,507

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$46,805	$13,332
Due to related party	-	500
Total Current Liabilities	46,805	13,832

TOTAL LIABILITIES	46,805	13,832

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; $0.0001
par value; 4,120,000 and 2,180,000 shares issued
and outstanding, respectively	412	218
Additional paid-in capital	105,788	8,982
Deficit accumulated during development stage	(59,132)	(13,525)
Total Stockholders' Equity (Deficit)	47,068	(4,325)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$93,873	$9,507

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
	Three Months	Nine Months	August 26, 2004
	Ended	Ended	(Inception) Through
	June 30,	June 30,	June 30,
	2005	2005	2005
	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-

EXPENSES
General and administrative	10,251	18,734	18,752
Legal fees	12,423	26,873	40,380
TOTAL EXPENSES	22,674	45,607	59,132

LOSS FROM OPERATIONS	(22,674)	(45,607)	(59,132)

LOSS BEFORE TAXES	(22,674)	(45,607)	(59,132)

INCOME TAXES	-	-	-

NET LOSS FROM OPERATIONS	$(22,674)	$(45,607)	$(59,132)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	4,120,000	3,932,889

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period from
	Nine Months	August 26, 2004
	Ended	(Inception) to
	June 30,	June 30,
	2005	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,607)	$(59,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	33,473	46,805
Net cash (used) by operating activities	(12,134)	(12,327)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock for cash	97,000	106,200
Payments of short-term borrowings - related party	(500)	(500)
Proceeds from short-term borrowings - related party	-	500
Net cash provided by financing activities	96,500	106,200

NET INCREASE (DECREASE) IN CASH	84,366	93,873

CASH, BEGINNING OF PERIOD	9,507	-

CASH, END OF PERIOD	$93,873	$93,873

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Telecomm Sales Network, Inc. (hereinafter “the Company”) was incorporated on August 26, 2004 under the laws of the State of Delaware for any lawful business. The principal business of the Company is to provide sales channel and marketing consulting support services to telecommunications companies in a worldwide market. The Company’s headquarters is located in Raleigh, North Carolina.

The Company has been in a development stage since its inception on August 26, 2004, and has not realized any revenues from its planned operations. The Company’s year end is September 30.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern
As shown in the financial statements, the Company incurred a net loss for the period ending June 30, 2005, has no revenues, and has an accumulated deficit since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates it will require a minimum of $2,500,000 to fully implement its business plan. The Company is actively seeking additional capital and management believes that this will enable the Company to continue its operations. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be primarily engaged in providing a sales channel and marketing consulting support services to telecommunications companies.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of ARB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Shares Transactions,” an amendment of Statement of Financial Accounting Standards Board No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends Financial

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123”). This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation (FDIC), up to a maximum of $100,000.

NOTE 3 - PREFEERED AND COMMON STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of June 30, 2005, no preferred stock has been issued by the Company.

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. During the period ending December 31, 2004, 1,940,000 shares of common stock were issued at $0.05 per share for total cash proceeds of $97,000. In the period ended September 30, 2004, 180,000 shares of common stock were issued at $0.05 per share for cash proceeds of $9,000 and 2,000,000 shares were issued to founders for total cash proceeds of $200.

NOTE 4 - CORRECTION ON AN ERROR

Subsequent to the issuance of the original financial statements for the period ended September 30, 2004, management determined that 2,000,000 shares of common stock were issued to the Company’s shareholders at $0.0001 par value at the inception date of August 26, 2004 rather than 4,000 shares at $0.05 as originally reported. These initial shares were issued for investment and are not held for resale.

These corrections and restatements had no effect on reported net loss, but decreased the reported net loss per share from $0.07 to $0.01.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We were incorporated under the laws of Delaware on August 26, 2004. As a new company, we have not been involved in any bankruptcy, receivership or similar proceedings. Nor have we been through any material reclassification, merger, consolidation or purchase or sale of significant assets.

We are a development stage company and we have not generated any revenue. We have minimal assets and we have conducted no operations except for formulating a business plan and fundraising activities. We have relied on sales of securities to fund all our activities to date.

We intend to provide consulting and support services to telecommunications companies that desire to establish worldwide distribution networks for their products and to distributors who desire to distribute telecommunications products. Our offices are located in Raleigh, North Carolina.

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like, believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statement, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from historical results or our prediction.

Management’s discussion and analysis of financial condition and results of operations

The market for telecommunications products and services is in the process of radical changes. Such technologies as Voice over Internet Protocol (VoIP), advances in cellular technology and wireless, have opened many new market opportunities for emerging companies. We believe the biggest barrier to these emerging companies is the vast control large telecommunication companies have on the market. We intend to open up an avenue for the small emerging companies to benefit by group participation in our programs. Over the next ten years we expect that today’s small aggressive telecommunications companies will take a greater role in the future of the industry.

As with all new concepts this plan is subject to certain risk and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion in their audit report. This means that our auditors believe there is doubt that our business operations can continue for the next 12 months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until and unless we raise approximately $2.5 million of capital which is necessary to generate sufficient revenue from funding our operation until we anticipate we will be able to sell and provide services. To date, we have raised a total of $106,200 from a private stock offering and sales to our founders.

First Year Summary Business Plan

Our business is to provide consulting and support services to telecommunications companies that desire to establish worldwide distribution networks for their products and to distributors who desire to distribute telecommunications products. Our offices are located in Raleigh, North Carolina. We expect our services will be priced in a combination of (i) fixed fees from telecommunications companies for assisting such companies to establish relationships with a network of distributors, (ii) a small percentage of revenue the telecommunications companies generate through distributor relations we assist them to establish and (iii) a small percentage of the revenue distributors generate from the relationships we assist them to establish.

We estimate we will have approximately $2.5 million of expenditures during our first year of operation after which time we expect that our revenues will be adequate to pay for our expenses. This amount may be reduced by $360,000 if we fail to raise $2.5 million and we do not generate revenue during the first year as no salary would be paid to the Chief Executive Officer and Vice President-Operations until we raise $2.5 million or begin to generate revenue. We believe this amount will be sufficient to allow us to generate our first revenue. Generating revenue may make additional financing possible, if additional financing becomes necessary.

Operations will commence after we raise at least $1 million. Initial operating activity will involve the CEO and Vice President-Operations recruiting the remainder of the team and supervising the initial marketing study. Recruitment is expected to require three months. During this time, we will also engage a marketing research firm to interview telecommunications equipment manufacturers and software suppliers about their distribution networks and plans to either establish or expand distribution relationships. At the same time, we will begin to evaluate potential distributors for our network. We expect most of our expenses during this initial three-month period will consist of the fee for the market study, personnel recruiting and travel expenses.

We expect to pay no salaries until after the marketing study has been completed and the initial team has been recruited. We expect it will take approximately three months after we raise $1 million of capital to complete the marketing study and recruit a team of eight people. Spending estimates for salaries for the first year, therefore, start at this three month mark. We expect to sign our first contracts with customers approximately three months after we recruit our team and to begin to receive our first revenues within three months after signing contracts with customers, or approximately six months after the team is recruited.

We are not going to buy or sell any plant or significant equipment. We expect our employment and other expenses will increase as we hire employees and begin marketing and servicing customers as described under “Description of Business” above.

Detailed Plan of Operations For The First Twelve Months

A detailed plan of operations for the first twelve months following our raising at least $1 million is set forth below.

All dates below refer to quarters and months that begin after we raise at least $1 million. This is a plan only, and there can be no assurances that we will be able to perform according to our plan. We reserve the right to change our plan to adapt to changing circumstances, including customer response and the availability of funds.

Anticipated Major Events and Timing

First Quarter-

1.	Commission and supervise initial marketing study to refine our approach to the market.

2.	Identify potential candidates for our team and negotiate terms of employment.

3.	Develop list of telecommunications equipment manufacturers and software developers that we plan to target upon inception of marketing activities.

4.	Identify list of potential distribution partners.

5.	Identify and engage a specialist in international law.

6.	Identify part-time controller for hiring upon completion of financing.

7.	Identify and hire engineering manager.

8.	Acquire computer equipment and set up IT infrastructure.

9.	Engage an outside marketing and PR firm with International experience.

Second Quarter -

10.	Hire a VP of Sales and begin identifying and building a core team of Account Representatives, which we expect will start with three and grow to eight people by year end.

11.	Identify and contract for office space or executive suite to serve as headquarters for the company. Set up offices, including physical infrastructure.

12.	Hire Chief Financial Officer and Controller and begin developing financial infrastructure.

13.	In the first month of the quarter, hire a four-person team to call on telecommunications companies and distributors. Train team on our approach to the business.

14.	Hire a product engineering specialist.

15.	Travel to sites of potential first customers and distributors.

16.	Negotiate standard distribution terms and conditions.

17.	Analyze characteristics of telecommunications company’s products and goals and distributor strengths and weaknesses.

18.	Sign up distributors in network to cover major countries in North America, Europe and East Asia.

19.	Assist our telecommunications companies to sign first term sheets and then first distribution contracts.

Third Quarter -

20.	Work with customers and distributors to resolve issues to ensure distribution relationships are positive for both parties.

21.	Continue to execute contracts with telecommunications companies and distributors.

22.	Begin to generate revenue from contracts.

Fourth Quarter -

23.	Hire six additional personnel, if the volume of business justifies expanding the team.

24.	Continue to execute and service contracts.

25.	Conduct evaluations of the relationships established.

26.	Expand distributor network participants into South America and South Asia.

27.	Advise companies about how to provide better support to distributors to increase sales.

We anticipate the cost for the foregoing will be approximately as follows on a month by month basis:

Estimated Costs

	Month 1	Month 2	Month 3	Month 4	Month 5	Month 6
Marketing Study	40,000	40,000
Computer Equipment/Software	6,000	14,000		30,000
General Overhead and Admin.	3,000	6,000	10,000	10,000	10,000	10,000
Legal and Accounting	5,000	5,000	5,000	5,000	5,000	5,000
Sales & Marketing (Travel, Etc.)	20,000	20,000	20,000	50,000	50,000	50,000
Advertising and PR		5,000	5,000	5,000	5,000	5,000
List Team Members by Position
CEO				20,000	20,000	20,000
Vice President-Operations				20,000	20,000	20,000
CFO				20,000	20,000	20,000
Comptroller				6,000	6,000	6,000
VP Sales				8,000	8,000	8,000
Account Representatives (3-8)				12,000	16,000	20,000
Engineering Manger		6,000	6,000	6,000	6,000	6,000
Product Engineering Specialist				3,000	6,000	6,000
Administrative Staff		3,000	3,000	3,000	3,000	6,000

Payroll tax and overhead	10,000	15,000	15,000	25,000	25,000	30,000

	Month 7	Month 8	Month 9	Month 10	Month 11	Month 12	Total
Marketing Study							80,000
Computer Equipment/Software				20,000			70,000
General Overhead and Admin.	7,625	7,625	7,625	7,625	7,625	7,625	94,750
Legal and Accounting	5,000	5,000	5,000	5,000	5,000	90,000	145,000
Sales & Marketing (Travel, Etc.)	75,000	75,000	75,000	75,000	75,000	75,000	660,000
Advertising and PR	5,000	5,000	5,000	5,000	5,000	5,000	55,000
List Team Members by Position
CEO	20,000	20,000	20,000	20,000	20,000	20,000	180,000
Vice President-Operations	20,000	20,000	20,000	20,000	20,000	20,000	180,000
CFO	20,000	20,000	20,000	20,000	20,000	20,000	180,000
Comptroller	6,000	6,000	6,000	6,000	6,000	6,000	54,000
VP Sales	8,000	8,000	8,000	8,000	8,000	8,000	72,000
Account Representatives (3-8)	20,000	24,000	28,000	32,000	32,000	36,000	220,000
Engineering Manger	6,000	6,000	6,000	6,000	6,000	6,000	66,000
Product Engineering Specialist	6,000	6,000	6,000	6,000	6,000	6,000	51,000
Administrative Staff	6,000	6,000	6,000	6,000	6,000	6,000	54,000

Payroll tax and overhead	30,000	30,000	35,000	35,000	35,000	40,000	325,000
							2,486,750

Although we believe that being a public company and having our stock quoted for trading on the Over-the-Counter-Bulletin Board will better position us to raise money than we can as a private company, there is no assurance that we will be able to raise enough money to begin and stay in business. The primary alternatives are a second public offering, a private placement of securities, or loans. We believe that if we are successful in raising the $2.5 million we need to conduct operations during our first year and to begin generating revenue, we will become a more attractive investment for investors.

At the present time, we have not made any arrangements to raise additional cash as we believe offering investors liquidity after we become a public company will be a key factor in increasing our ability to raise capital on acceptable terms and conditions. We believe becoming a public company will give us access to investors who invest in PIPES transactions (“Private Investments in Public Equity Securities”), in which securities are sold in a private placement and then registered for resale soon after the closing of the private transaction. We plan to seek to do a PIPES transaction after our common stock begins to be traded on the Over-the-Counter Bulletin Board (“OTC-BB”), which has not yet occurred. We expect this private transaction will have a $2.5 million maximum and a $1 million minimum condition to closing, because we do not believe we will have a viable business, unless we raise at least $1 million.

We do not believe it is possible to raise the money we need until after our stock begins trading on the OTC-BB and we have no commitments from any investors to invest in us. Consequently, there can be no assurance that we will be successful in raising the capital we need. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. In that event, our Board of Directors will evaluate the situation and may be forced to seek to sell any assets we have and repay creditors. In that situation, it is not anticipated that assets will be sufficient to make any payments to shareholders.

Limited Operating History; Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays beginning to sell and provide our services, and uncertain demand by customers for our services.

To become profitable and competitive, we must recruit employees and begin marketing our services. We will seek equity financing to provide for the capital required.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations and we may be forced to liquidate our assets and repay any creditors. In that situation it is likely you will lose your entire investment. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From August 26, 2004, our date of inception, through June 30, 2005, we have sold our common stock to raise money for corporate organization expenses. Net cash provided by financing activities from inception on August 26, 2004, was $106,200, as a result of proceeds from sales of common stock. In addition, William Sarine and Tony Summerlin have provided services to us without payment, although services continue to be provided.

Liquidity and Capital Resources

To date, we have yet to generate any revenues from business operations.

We issued 2,120,000 shares of common stock through private placement offerings during 2004. Proceeds of that stock offering will be used primarily to pay the expenses of this offering. After our shares begin to be public traded, we will seek to raise approximately $2.5 million of additional capital to allow us to commence operations and to conduct business during our first year of operations. We believe being a public reporting company whose shares can be traded will enable us to sell shares to investors who do not invest in private companies. We believe many of these investors may be located outside the U.S.

As of June 30, 2005, our current assets were $93,873 and our current liabilities were $46,805. We believe that we will have to raise additional capital (approximately $2.5 million) to successfully conduct our business. After our shares begin to be public traded, we will seek to raise $2.5 million of additional capital to allow us to commence operations and to conduct business during our first year of operations.

As described above, William Sarine has provided services to us without payment. He is not expected to loan funds to us to finance operations.

RISK FACTORS

RISKS CONCERNING OUR BUSINESS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock.

If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

(1) Our independent auditor has indicated that it doubts that we can continue as a going concern. Our independent auditor’s opinion may negatively affect our ability to raise additional funds, among other things. If we fail to raise sufficient capital we will not be able to implement our business plan and you will lose your investment.

Williams & Webster, P.S., our independent auditors, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and lack of revenues to date. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan and you will lose your investment. You should consider our auditor’s comments when determining if an investment in us is suitable.

(2) We had only $93,873 of current assets at June 30, 2005 and we have had no operating history. This increases the risk that we will not be successful in operating our business and that you may lose your entire investment.

At June 30, 2005 we had only $93,873 of current assets and we have no operating listing. Our current assets are not sufficient to allow us to actively conduct our business. We expect we will utilize all our current assets to pay the cost of registering the shares of the Selling Security Holders, seek to have our stock quoted on the OTC-BB and seek to raise additional capital in a private placement. This means the future of our business depends upon having our shares quoted on the OTC-BB and raising money in a private placement. Our lack of operating history will make it more difficult to have our shares quoted for trading on the OTC-BB and to raise capital in a private placement. Consequently, these factors increase the risk that we will not be successful in operating our business and that you may lose your entire investment.

(3) We need to raise approximately $2.5 million to pay conduct operations during our first year and you may lose all of your investment if we fail to raise such amounts.

We need to raise approximately $2.5 million in subsequent capital raising activities, to pay offering expenses and conduct operations during our first year. In the current economic environment, it is extremely difficult for companies without profits or revenue, such as TSN, to raise capital. TSN may not be able to raise the capital we need in this offering or in later financings to conduct our business. We plan to raise most of the money we need outside the United States. If we fail to raise the capital we need, we will not be able to conduct our business and you may lose your entire investment. Even if we are successful in raising the additional funds, we may have to accept terms that adversely affect our stockholders. For example, the terms of any future financing may impose restrictions on our right to declare dividends or on the manner in which we conduct our business.

(4) We have no operating history, revenues and profits in the telecommunications sales industry or otherwise, and therefore it will be difficult for you to analyze our prospects and our business model.

We are a new enterprise that has no operating history and no revenues upon which you can base an evaluation of our business and prospects, and thus it will be difficult for you to analyze our prospects, business model, and the appropriateness of making an investment in us. We are subject to all of the risks inherent in the establishment of a new business enterprise, and more particularly we do not know if we will be able to effectively market our services to telecommunications companies and distributors and obtain sufficient customers to become profitable. TSN may never generate revenues or become profitable.

(5) We may not be successful in convincing telecommunications companies to use distributors doing business with us or in convincing distributors to do business with us. If we cannot do this, our business will fail.

Our business depends entirely on convincing telecommunications companies to use distributors who do business with us and on convincing distributors to do business with us. Telecommunications companies may prefer to establish their own networks. Distributors may prefer to deal directly with telecommunications companies. If we cannot convince telecommunications companies to use distributors, who do business with us, and convince distributors to do business with us, our business will fail.

(6) Telecommunications companies may decide to establish distributor networks without the assistance of outside advisors, like us. If they do so, our business will fail.

Many telecommunications companies already have established distributor networks, or they may decide to establish distributor networks without the assistance of outside advisors, like us. If telecommunications companies decide to establish distribution networks enter on their own, we will have no customers and our business will fail.

(7) We may not be successful in convincing distributors to operate as part of a network of distributors within assigned geographic territories. If we cannot convince distributors to act as part of a network within assigned geographic territories, it will be difficult for us to establish a worldwide network that is attractive to telecommunications companies. This may reduce the revenue we can generate. In that case, our business may fail.

We anticipate that telecommunications companies will want distribution networks that work effectively in all the world’s major geographic markets. Many distributors serve a large number of geographic markets, but in fact lack the resources to effectively penetrate all the markets they nominally serve. We plan to identify the distributors who are most effective in each geographic market and deliver to telecommunications companies a network of high performing distributors in each geographic market. Distributors, especially those that compete with one another across many markets, may be reluctant to limit the geographic scope of their agreements. If so, we would not have enough high performing distributors to offer a valuable network to telecommunications companies.

(8) We have no experience in the business of establishing worldwide networks of distributors. This lack of experience may cause us to make decisions about our business that cause us to lose revenue opportunities or incur greater expenses than are necessary.

We are a new company and thus have no experience in the business of establishing worldwide networks of distributors. This lack of experience will make it more difficult for us to succeed, because our lack of experience may cause us to make decisions about pricing, marketing and other aspects of our business we would not make if we had experience. This may result in our losing revenue opportunities or incurring more expense than is necessary. It will also make it more difficult for you to evaluate our prospects, business model, and chance of success.

(9) We depend on our Chief Executive Officer, William Sarine, and our Vice President-Operations, Tony Summerlin, because they are the only persons currently affiliated with us who has prior experience in selling telecommunications products. Any reduction of their role at our company could cause us to be unable to implement our business plan, which could cause us to lose revenue opportunities and cause our business to fail.

Our success will largely depend on the vision, experience, knowledge, business relationships and abilities of our President and Chief Executive Officer, William Sarine, and our Vice President-Operations, Tony Summerlin. As such, their services are required to ensure we implement our business plan, because we depend on their past experience with selling telecommunications products. Any reduction of their role may cause our business to fail. We do not have an employment agreement with them, nor do we have a “key man” insurance policy on his life.

(10) Our directors and officers will not be devoting their full working time and attention to our business. It will be difficult to implement our business plan, obtain and service customers and generate revenue while our officers and directors are not devoting their full time and attention to the development of our business. Failure to do all these things will reduce the value of our business.

William Sarine and Tony Summerlin, our officers and members of our Board of Directors, expect to devote approximately ten hours per week, on average, to our business.

We will find it more difficult to implement our business plan, obtain and service customers and generate revenue while our officers and directors are only devoting a portion of their time and attention to our business, unless we are able to recruit and retain experienced and competent full-time employees who can assume responsibility for operating our business. Failure to do all these things well may cause our business to fail.

(11) We May Not Qualify to Have Our Stock Quoted for Trading on the Over-the-Counter Electronic Bulletin Board, and Therefore You may be Unable to Sell Your Shares. Even if We Qualify to Have Our Stock Quoted for Trading, Trading Volume May Not Develop and You May be Unable to Sell Your Shares.

We are seeking to have our common stock eligible for quotation in the Over-the-Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”). Other public markets, such as NASDAQ or a national securities exchange, have qualitative and quantitative listing criteria that we do not currently meet. These criteria include operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.

To be eligible to have our securities quoted on OTCBB, we must file reports with the Securities and Exchange Commission pursuant to Section 13 or Section 15(d) of the Securities Act of 1933 and we must remain current in our periodical reporting obligations. A broker/dealer must also file a Form 211 with the National Association of Securities Dealers (“NASD”) to allow our common stock to be quoted on the OTCBB. For more information on the OTCBB see its web site at www.otcbb.com.

If for any reason, however, any of our securities are not eligible for continued quotation on the Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so. If we are unable to satisfy the requirements for quotation on the Bulletin Board, any trading in our common stock would be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets.” The “pink sheets” are operated by a private company and are not affiliated with the NASD. However, a broker-dealer must file a Form 211 and undergo NASD review before it can quote securities on the “pink sheets.” Companies quoted on the “pink sheets” need not file periodic reports with the Securities and Exchange Commission. Trading volume for securities traded only on the “pink sheets” is generally lower than for securities traded on OTCBB. If our securities quoted for trading only on the “pink sheets,” an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby.

The above-described rules may materially adversely affect the liquidity of the market for our securities. There has been no public market for our common stock. There can be no assurance that an active trading market will ever develop or, if it develops, will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you will be unable to sell your shares. If so, your investment will be a complete loss.

(12) If Securities Analysts Do Not Publish Research or Reports About Our Business or If They Downgrade Our Stock, the Price of Our Stock Could Decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If we do not succeed in attracting analysts to report about our company, most investors will not know about our company even if we are successful in implementing our business plan. We do not control these analysts. There are many large, well established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Lower trading volume may also mean that you could not resell your shares.

(13) Our Quarterly Revenues and Operating Results may Fluctuate in Future Periods and We may Fail to Meet Expectations of Investors and Public Market Analysts, Which Could Cause the Price of Our Common Stock to Decline.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•    the evolving demand for our services and software;

•    spending decisions by our customers and prospective customers;

•    our ability to manage expenses;

•    the timing of new product releases;

•    changes in our pricing policies or those of our competitors;

•    the timing of execution of large contracts;

•    changes in the mix of our services and software offerings;

•    the mix of sales channels through which our services and software are sold;

•    costs of developing new products and enhancements; and

•    global economic and political conditions.

In addition, due to a slowdown in the general economy and general uncertainty of the current geopolitical environment, a existing and potential customer may reassess or reduce their planned technology and Internet-related investments and defer purchasing decisions. Further delays or reductions in business spending for technology could have a material adverse effect on our revenues and operating results.

(14) Our Stock Price is Likely to be Highly Volatile and May Decline.

If it becomes publicly traded, the trading price of our common stock is expected to fluctuate widely as a result of a number of factors, many of which are outside our control, such as:

•    variations in our actual and anticipated operating results;

•    changes in our earnings estimates by analysts;

•    the volatility inherent in stock prices within the emerging sector within which we conduct business;

•    and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

In addition, Over-the-Counter Bulletin Board, administered by the NASD, on which we intend to have our stock quoted has experienced extreme price and volume fluctuations that have affected the trading prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our common stock.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. If such a suit is brought against us, we may determine, like many defendants in such lawsuits, that it is in our best interests to settle such a lawsuit even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

(15) Our Securities Will Be Subject to "Penny Stock" Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the Commission.) We expect that our securities will be subject to these rules because we expect our securities will trade for less than $5.00 per share, if public trading occurs.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•    Contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•    Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;

•    Contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•    Contains a toll-free telephone number for inquiries on disciplinary actions;

•    defines significant terms in the disclosure document or in the conduct of trading penny stocks;

•    Contains such other information and is in such form (including language, type, size, and format) as the Commission shall require; and

•    by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•    with bid and offer quotations for the penny stock;

•    the compensation of the broker-dealer and its salesperson in the transaction;

•    the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•    Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

(16) Sales by officers, directors and consultants could adversely affect of our stock.

Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect our common stock, both because significant sales could depress prices, and because sales by management could provide a negative signal to the market about our prospects.

(17) All of the shares of Common Stock owned by our officers and directors may be resold by them in the future pursuant to Rule 144. Such resales may have a negative impact on their interest in our future.

All of the shares held by our officers and directors may be resold. All these shares are “restricted securities.” Restricted shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated for purposes of Rule 144) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed (i) 1% of the number of shares of common stock then outstanding, or (ii) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate within the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate) is entitled to sell such shares without complying with the manner of sale, public information, volume limitations or notice provisions of Rule 144. If our officers and directors sell a substantial portion of their shares, their economic interest in our success will decrease substantially. This may cause our officers and directors to require us to pay higher salaries or to devote less effort to making our company a success.

(18) Resales of our stock by existing shareholders have a negative impact on any market that may develop.

The resale of our stock by our existing stockholders may have a negative impact on any market that may develop, thereby reducing the market value of your stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements will should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed above under “Risk Factors.”

ITEM 3. CONTROLS AND PROCEDURES.

Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because the business of Telecomm Sales Network, Inc. is early stage and very simple, our controls are not complex at this time. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-QSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Telecomm Sales Network, Inc. is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II. OTHER INFORMATION

Item. 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The Exhibits listed in the Exhibit Index are incorporated herein by reference.
The Company did not file any reports on Form 8-K during the three months ended June 30, 2005.

Exhibits

Exhibit 31.1 - Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Telecomm Sales Network, Inc.

August 15, 2005	By: /s/ William Sarine
William Sarine President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

23