Form 10KSB
period 2005-09-30
Telecomm Sales Network Inc
filed 2005-12-29
CIK 1310527

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-123655

TELECOMM SALES NETWORK, INC.
(Name of small business issuer in its charter)

DELAWARE	20-1602779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Skye Source, LLC
8621 Gleneagles Drive
Raleigh, North Carolina	27613
(Address of principal executive offices)	(Zip Code)

919-846-3990
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act: NOT APPLICABLE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
(See definition of affiliate in Rule 12b-2 of the Exchange Act.) $6,784,000 as of December 15, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
7,350,000 Shares of Common Stock as of December 15, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TELECOMM SALES NETWORK INC.
FORM 10-KSB

INDEX

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Telecomm Sales Network's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Telecomm Sales Network’s files with the SEC. These factors may cause Telecomm Sales Network's actual results to differ materially from any forward-looking statements. Telecomm Sales Network disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-KSB are presented in United States dollars unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

SUMMARY

Telecomm Sales Network, Inc. (“TSN”) was incorporated under the laws of Delaware on August 26, 2004. We have not yet generated any revenues. We intend to provide sales channel and marketing consulting and support services to telecommunications companies that desire to establish distribution networks for their products in markets outside the United States and distributors who desire to distribute telecommunications products in markets outside the United States. These services will facilitate the process by which hardware and software companies select and establish relationships with international distributors for their products. Telecommunications products that we will seek to represent will change from time to time as market opportunities arise. Currently, we intend to target voice over Internet (VOIP) systems and components, data compression devices, network management software and data and voice wireless products. As is disclosed in “Description of Business,” we have not commenced operations as of the date of this Report. Consequently, no current negotiations are underway for us to provide services to any telecommunications company or any distributor.

As of the date of this report we have only two employees, our Chief Executive Office and our Vice President-Operations, who plan to devote only ten hours per week to our business.

We need to raise up to $2.5 million to execute our business plan and we have not been successful in our fundraising efforts to date. We have not performed any market study to determine that there is a market for our services and we have not engaged any organization to conduct a market study. We will not know whether there is a market for our services until after we conduct a market study and begin to sell our services in the market. We currently lack the resources to conduct the market study we need. We may not be successful in raising the funds we seek to conduct the market study. There can be no assurance that we will be successful in raising the capital we need.

We are considering alternatives to our original business plan and have executed a merger agreement with EnviroSystems, Inc. See “Security Ownership of Certain Beneficial Owners and Management - Change of Control” for more information about the proposed merger. There can be no assurance that the merger will be successfully completed. If we are not successful in raising the capital we need to conduct the market study, or other capital to begin to conduct active operations, or to continue operations, if operations have already begun or to acquire another company, we will have to suspend operations until we do raise the capital we need or cease operations entirely.  In that event, our Board of Directors will evaluate the situation and may be forced to seek to sell any assets we have at that time and repay creditors.  In that situation, it is not anticipated that assets will be sufficient to make any payments to shareholders.  The timing of any decision about whether it is feasible to raise additional capital will depend upon numerous factors, including the general state of securities markets for small capitalization companies, the reaction we receive from placement agents and investors to our offering and our ability to continue to pay the expenses of being a public company while we continue to seek to raise money. At the current time, we believe we do not have sufficient cash to continue our search for capital for more than several months.  We may be able to extend that period beyond several months, if we raise small amounts of capital to pay our expenses while we continue to seek to raise capital or if we reach agreements with our creditors to delay payment.  There can be no assurance we will be able to raise the capital we need or that we will be able to reach agreements with our creditors to delay paying our debts.

All the following discussions about our business assumes we execute our original business plan, and the proposed merger is not completed.

DESCRIPTION OF BUSINESS

The Company

We were incorporated under the laws of Delaware on August 26, 2004. As a new company, we have not been involved in any bankruptcy, receivership or similar proceedings. Nor have we been through any material reclassification, merger, consolidation or purchase or sale of significant assets. We have reserved the website address www.telecommsn.com, although we have not yet launched our website.

We are a development stage company and we have not generated any revenue. We have minimal assets and we have conducted no operations except for formulating a business plan and fundraising activities. We have relied on sales of securities to fund all our activities to date.

Our offices are located in Raleigh, North Carolina.

The Products and Services

We intend to provide sales channel and marketing consulting and support services to telecommunications companies that desire to establish distribution networks for their products in markets outside the United States and distributors who desire to distribute telecommunications products in markets outside the United States. We expect these services will facilitate the process by which hardware and software companies select and establish relationships with international distributors for their products.

We expect our services will include identifying suitable distributors, negotiating terms and prices for distribution contracts, channel marketing and channel support. Channel marketing is a structured program designed to engage and manage the relationships with distributors who have existing presence in the target markets. Managing a channel requires a pricing structure that permits enough margins to the distributor and the manufacturer. Telecomm Sales Network plans to select distributors most appropriate for the products to be sold in each territory. We also plan to align geographic territories so that distributors are not directly selling into the same markets. We also expect we will inform the manufacturers what education about products is required for the distributors’ sales personnel and coordinate between manufacturers and distributors to ensure the sales force receives the education required to effectively market the products. We also plan to solicit feedback from distributors about the products and provide this information to the manufacturers, who may utilize the information to improve products, user interfaces or marketing literature, or provide local options for different markets. Support of the channel requires Telecomm Sales Network to staff first line support personnel passing the more complex support issues to the manufacturer.

Telecommunications products that we plan to seek to represent are likely to change from time to time as market opportunities arise. Currently, we intend to target voice over Internet (VOIP) systems and components, data compression devices, network management software and data and voice wireless products. We have not commenced operations as of the date of this Report. Consequently, no current negotiations are underway for us to provide services to any telecommunications company or any distributor.

To date, we have engaged in no material business operations and we have no prior experience in the business and establishing worldwide networks of distribution. We have not conducted a marketing study and we will not know whether there is a market for our services until we conduct a marketing study. We are budgeting $80,000 for a marketing study to be prepared, but we currently lack sufficient resources to pay for the marketing study we need. Consequently, we have not yet engaged any organization to conduct the marketing study. As is indicated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we plan to seek to raise up to $2.5 million and we expect that one of the first uses of proceeds of that offering will be to fund the marketing study we need. There can be no assurance that we will be able to raise the capital we need. Therefore, we may not be able to conduct the marketing study we need.

Many companies have outsourced their personnel department, the IT departments and other areas of their operations. We intend to offer telecommunications companies’ outsourced distribution and channel management. Like all other outsourcing businesses, we expect we will provide our client companies the opportunity to conduct their business through us without their hiring full time employees to conduct their business. Instead, we plan to hire the personnel with the required experience and sell their services to telecommunications companies.

The Market

Although the worldwide telecommunications equipment and software market is hundreds of billions of dollars annually, most of that market is dominated by very large manufacturers and suppliers. These large companies already have either internal distribution capabilities or established networks of outside distributors. We do not believe these larger companies are likely to become our customers and we do not plan to market to or for them. We plan to market our services to manufacturers and suppliers of telecommunications equipment and software with annual sales of less than $50 million.

As disclosed above, we have not yet performed any market studies to validate the potential market for our services. After we raise sufficient capital, one of the first uses for capital raised pursuant to will be to conduct targeted market studies to refine the product offering and identify specific target customers.

We believe that our services will be attractive to smaller telecommunications companies, because it allows them to create a new revenue stream with business and equipment that they already have without incurring substantial additional costs.

Our marketing approach to small telecommunications companies is likely to include the following steps:

•	Development or enhancement of relationships with business development officers, CFOs and CEOs.
•	A presentation on each company’s potential to create or increase sales through a network of distributors.
•	Studying the products of companies to match products to the best distributors of those types of products.
•	Advice on how to negotiate, monitor and support distributors.

We believe this approach will be successful for several reasons, all of which involve the greater efficiencies companies can generate by outsourcing their distribution relationships to us.

•
First, many smaller companies focus initially on local markets and not on broad or international markets. Both Boards of Directors and investors often encourage management to focus on one or two markets rather than expending limited resources on multiple markets. As a consequence, international markets are often not even in the business plan for many smaller companies. We aim to provide a path to larger markets without the need to build this experience over time.

•
Second, establishing a network of international distributors requires substantial management time, effort and experience that many companies lack. Building a large infrastructure to establish and manage a global distribution system is not cost effective for many companies until after they begin to generate international revenue. We plan to build the infrastructure and leverage it across many client companies.

•
Third, it can take a long time and persistent efforts to generate revenue from international distributors. We expect to offer the ability to continue to focus on building positive relationships with distributors over the long term required to generate substantial revenue without our clients incurring the costs associated with paying a team of employees before revenue is generated.

•
Fourth, companies often fail in the international arena because they choose the wrong partners. Sometimes they succeed in one geographic market or in one product line, because the distributors they choose is strong in that particular market or product line, but they fail in others, because they use the same distributor across many markets and product lines, only some of which the distributor has the resources and experience to service effectively. This often occurs because companies desire the convenience of dealing with one distributor or because distributors over-sell their abilities to companies and companies lack the ability to detect where distributors are strong and where they are weak. We will offer companies ease of dealing with a one-stop network with worldwide coverage. We will also assemble that network by verifying which distributor is strong in which markets and product lines and using that distributor solely in the areas they are strong.

•
Finally, companies often lack the knowledge to deal with distributors from many different countries whose business practices vary from one country to another. This causes inefficiency in negotiating distribution contracts and in building positive relationships that result in revenue. We will offer client companies a team of people who understand local custom and business practices, which will result in more efficient negotiations and more successful relationships.

As is discussed above, we have no prior experience in solving the foregoing problems for companies. To provide the services our clients will need, we will have to hire a team of people experienced in establishing and managing networks of international distributors. We  believe this team will include one or more of the following personnel: a contract negotiator, an international law specialist, an account representative to manage relationships and promote the flow of information and a telecommunication engineering expert. See “Description of Business - Employees.” The expected time frames for hiring these people and the expected cost are disclosed in detail in “Management’s Discussion and Analysis and Results of Operations.”

Competition

We believe the primary competition to our business will consist of telecommunications companies that already have or who decide to establish their own internal distribution capabilities, companies that hire internal employees to develop relationships with one or more outside distributors and distributors who offer companies distribution services across many geographic markets. There are a few very large companies that provide some or all of the services we intend to provide but these companies do not encourage small or early stage companies to participate. Such companies as TechData and Ingram Micro give only token coverage and depend on the vendor company to carry most of the burden. Since we are concentrating on small companies we do not believe there will be any serious competitive pressure from this direction.

Business Strategy

Our business strategy has been developed by our Chief Executive. We believe we will require approximately $2.5 million to fund our first year of operations. We believe this will provide us with sufficient funds to begin identify distributors around the world who are interested in participating in our network, assessing the strengths and weaknesses of different distributors and pre-negotiating general terms and conditions for distribution contracts. After we negotiate general terms and conditions with distributors, we plan to offer these terms and conditions to the telecommunications companies we seek to represent. We believe these companies will benefit by being able to review one set of general terms and conditions for multiple distributors, which should accelerate the process of establishing distribution networks in many countries and decrease costs. We also believe that the opportunity to represent many telecommunications companies will cause distributors to offer better terms and conditions then each company could obtain on its own.

As is discussed in greater detail in the Section of this Prospectus entitled “Description of Business - The Products and Services,” we intend to sell consulting services to telecommunications companies that desire to establish distribution networks for their products outside the United States and distributors who desire to distribute telecommunications products outside the United States. Channel marketing is a structured program designed to engage and manage the relationships with distributors who have existing presence in the target markets. Managing a channel requires a pricing structure that permits sufficient margins to the distributor and the manufacturer. Telecomm Sales Network will select distributors most appropriate for the products to be sold in each territory and will align geographic territories so that distributors are not directly selling into the same markets. We also plan to inform the manufacturers what education about products is required for the distributors’ sales personnel and coordinate between manufacturers and distributors to ensure the sales force receives the education required to effectively market the products. We also plan to solicit feedback from distributors about the products and provide this information to the manufacturers, who may utilize the information to improve products, user interfaces or marketing literature, or provide local options for different markets. Support of the channel requires Telecomm Sales Network to staff first line support personnel passing the more complex support issues to the manufacturer.

Many companies have outsourced their personnel department, the IT departments and other areas of their operations. We offer telecommunications companies outsourced distribution and channel management. Like all other outsourcing businesses, we will provide our client companies the opportunity to conduct their business through us without their hiring full time employees to conduct that aspect of their business.

We have not conducted any marketing studies or surveys to gauge whether the services we plan to offer will be purchased by telecommunications companies. This will be one of the first uses of $2.5 million of capital we plan to raise We expect the marketing survey will be completed during the first three months after we raise sufficient capital to conduct the study, but before we begin to make sales calls on potential customers. We have not yet selected a company to conduct the marketing study, but we have budgeted $80,000 for the marketing study.

The goals of the market study will include the following:

(1)	Determining which telecommunications companies represent the best targets for our services;
(2)	Understanding telecommunications companies’ expectations and requirements for financial terms for our services;
(3)	Clarifying which markets and distributors are most attractive to our target telecommunications companies; and
(4)	Confirming our pricing strategy.

We currently believe telecommunications equipment manufacturers and software suppliers with annual sales below $50 million represent the most attractive market for our services. After reviewing our planned marketing study, we will determine whether this is true and which group of companies we should target first after we complete the marketing study described above.

Pricing Strategy

We intend to negotiate distribution terms and conditions with distributors in many countries, including geographic territories and prices with a network of distributors around the world, and then charge telecommunications companies a fixed fee for signing term sheets and agreements incorporating these terms and conditions. We believe that in some cases, it may not be necessary to convince distributors to accept geographic limits on their territories or agree to standard terms and conditions. The amount of the fixed fee we charge will be established after we complete the market study discussed above.We also plan to charge companies a small percentage of their sales through the distribution network we assist them to establish. Our current business plan has a target commission rate if 5% of sales. This percentage is, however, only tentative at this point and will not be firmly established until after we complete the market study discussed above.

We also pan to charge distributors who participate in the networks we establish a small percentage of sales. Our current business plan has a target commission rate of 0.5% of sales. This percentage is, however, only tentative at this point and will not be firmly established until after we complete the market study discussed above.

Employees

As of December 15, 2005, we had two part-time employees, William Sarine, our President and Chief Executive Officer, and Tony Summerlin, our Vice President-Operations. We believe we will need to hire approximately 14 additional personnel in order for our business to succeed as described under Business Strategy. There are no collective bargaining agreements in effect.

To operate effectively in this marketplace, we will need to hire experts in international distribution of telecommunication equipment and software. These experts will deal with both telecommunications companies and distributors.

Our employees will represent the majority of the costs for us.

The employees we plan to hire include a Vice President-Sales, an engineering manager and a product engineering specialist and three to eight account representatives, as well as financial and administrative staff, including a chief financial officer and a controller. Our current officers will recruit distributors for our distribution network and telecommunication companies as clients. The Vice President-Sales will be expected to recruit telecommunication companies as clients in conjunction with our current officers. The account representatives will be expected to coordinate between our telecommunications company clients and our distribution network to ensure the relationships are productive for both sides. The engineering manager will be responsible to assist in product selection, making sure the documentation and collateral information is in a form that can be used by the account representatives and distributors. Small companies that we believe may become our clients often are so close to their individual products they do a poor job of transferring that information to the field. The engineering manager will also coordinate with the Vice President-Sales. Our product engineering specialist will be expected to ensure the products we market present a consistent image to the market.

Intellectual Property

We have no trademark, copyright or patent protection at this time. We expect to develop intellectual property as we conduct our operations. This intellectual property is likely to consist of trade names and relationships with distributors around the world, which we will protect as trade secrets. We do not expect that we will develop any patentable inventions.

ITEM 2. DESCRIPTION OF PROPERTIES.

We currently utilize office space provided by Skye Source, LLC, a company operated by our officers. We will not begin to accrue or pay rent until after we raise at least $2.5 million or we begin to generate revenue, at which time we plan to move to larger quarters. We do not have a formal sublease. We believe that our office space is adequate and suitable for its intended purpose, but we will need to locate additional or new space as we ramp up our operations once the additional funding we require is obtained. We believe 5,000 square feet of space will be adequate for the next two years, although if our business expands faster than we plan we may need to lease a small amount of office space in Europe and/or Asia to be closer to the distributors with whom we plan to develop relationships.

Equipment

We expect the equipment we require will be limited to the desktop computers, phone system and the servers necessary to create an internal network. We estimate that we will need no more than $70,000 in computer equipment and software.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol TNSW. The first day on which the Company’s shares were traded was September 1, 2005. The high and the low trades for our shares for each quarter of actual trading were:

QUARTER	HIGH ($)	LOW ($)
September 1 to September 30, 2005	$0.45	$0.30
October 1, 2005 to December 15, 2005	$3.45	$0.36

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The last sale price for the Common Stock on December 15, 2005, was $3.00. Because of the low volume of trading of our Common Stock, however, investors should not view this as a reflection of the value of our Common Stock, which value is substantially lower. The market price of our Common Stock increased substantially after the proposed merger with EnviroSystems was disclosed. Consequently, much of the current value of our Common Stock is tied to speculation about the value of the proposed merger with EnviroSystems and the associated financing. Our initial investors paid only five cents per share and MVNanotech recently paid only $80,750 for 3,320,000 shares and warrants to purchase 4 million additional shares. These lower prices are a better reflection of the value of our shares of Common stock than the market price. There is no assurance the proposed merger and associated financing will close. If the closing does not occur, we believe the price of our Common Stock will decrease substantially. In addition, if we do close on the merger and the associated financing, the value of our Common Stock will depend upon the value of the merged company’s only asset, which will be the business and assets of EnviroSystems, Inc. EnviroSystems is a private company whose business, assets and financial performance has not been disclosed to the public. Consequently, investors will lack sufficient information to determine the value of the post-merger company until a Form 8-K is filed after the merger containing financial information and other information about EnviroSystems. Until that time, the market price of our Common Stock is based on uninformed speculation, which means that the future market price may decrease substantially after information about EnviroSystems is disclosed.

Holders of Common Stock

As of December 15, 2005, we had 7,350,000 shares of our common stock outstanding and there were seven registered shareholders of our common stock. A warrant to purchase 4,000,000 shares of our common stock was also outstanding as of that date.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have had no revenue or earnings. Our current policy is that if we were to generate revenue and earnings we would retain any earnings in order to finance our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

During our fiscal year ended September 30, 2005, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”) except as follows:

During November 2005, we sold 3,230,000 shares of our Common Stock and a warrant to purchase an additional 4,000,000 shares of our Common Stock for $40,375 in cash and a $40,375 promissory note. See Item 11. “Security Ownership of Certain Beneficial Owners and Management - Change of Control” for additional information.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-KSB.

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

Recent Developments

During November 2005, we sold 3,230,000 shares of our Common Stock and a warrant to purchase an additional 4,000,000 shares of our Common Stock for $40,375 in cash and a $40,375 promissory note. See Item 11. “Security Ownership of Certain Beneficial Owners and management - Change of Control” for additional information. We also entered into a merger agreement with EnviroSystems, Inc. in November 2005. See Item 11. “Security Ownership of Certain Beneficial Owners and Management - Change of Control” for additional information about the proposed merger. If we consummate this proposed merger, we will not implement the business plan described below and we will instead conduct the business being conducted by EnviroSystems, Inc.

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

Our auditors have issued a going concern opinion in their audit report. This means that our auditors believe there is doubt that our business operations can continue for the next 12 months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until and unless we raise approximately $2.5 million of capital which is necessary to generate sufficient revenue from funding our operation until we anticipate we will be able to sell and provide services. As of September 30, 2005, we raised a total of $106,200 from a private stock offering and sales to our founders.

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

There can be no assurance that we will be successful in raising the capital we need. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. In that event, our Board of Directors will evaluate the situation and may be forced to seek to sell any assets we have and repay creditors. In that situation, it is not anticipated that assets will be sufficient to make any payments to shareholders. Because of our failure to raise the capital we need we have entered into a merger agreement. See “Beneficial Ownership of Certain Beneficial Owners and Management - Change of Control.”

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

Results of Operations

From August 26, 2004, our date of inception, through September 30, 2005, we have sold our common stock to raise money for corporate organization expenses. Net cash provided by financing activities from inception on August 26, 2004 through September 30, 2005, was $106,200, as a result of proceeds from sales of common stock. In addition, William Sarine and Tony Summerlin have provided services to us without payment, although services continue to be provided.

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

During November 2005, we sold 3,230,000 shares of our Common Stock and a warrant to purchase an additional 4,000,000 shares of our Common Stock for $40,375 in cash and a $40,375 promissory note. See Item 11. “Security Ownership of Certain Beneficial Owners and Management - Change of Control” for additional information.

As of September 30, 2005, our current assets were $82,861 and our current liabilities were $84,788. We believe that we will have to raise additional capital (approximately $2.5 million) to successfully conduct our business. After our shares begin to be public traded, we will seek to raise $2.5 million of additional capital to allow us to commence operations and to conduct business during our first year of operations.

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

(2) We had only $82,861 of current assets at September 30, 2005 and we have had no operating history. This increases the risk that we will not be successful in operating our business and that you may lose your entire investment.

At September 30, 2005 we had only $82,861 of current assets and we have no operating listing. Our current assets are not sufficient to allow us to actively conduct our business. We expect we will utilize all our current assets to pay the cost of seeking to raise additional capital in a private placement. This means the future of our business depends upon having our shares quoted on the OTC-BB and raising money in a private placement. Our lack of operating history will make it more difficult to have our shares quoted for trading on the OTC-BB and to raise capital in a private placement. Consequently, these factors increase the risk that we will not be successful in operating our business and that you may lose your entire investment.

(3) We need to raise approximately $2.5 million to conduct operations during our first year and you may lose all of your investment if we fail to raise such amounts.

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

(9) We depend on our Chief Executive Officer, William Sarine, and our Vice President-Operations, Tony Summerlin, because they are the only persons currently affiliated with us who have prior experience in selling telecommunications products. Any reduction of their role at our company could cause us to be unable to implement our business plan, which could cause us to lose revenue opportunities and cause our business to fail.

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

(11) Our Stock is Quoted for Trading on the Over-the-Counter Electronic Bulletin Board, Trading, Trading Volume in Our Stock is Low and May Not Increase and You May be Unable to Sell Your Shares.

Our common stock is quoted for trading in the Over-the-Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”). Other public markets, such as NASDAQ or a national securities exchange, have qualitative and quantitative listing criteria that we do not currently meet. These criteria include operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.

To remain eligible to have our securities quoted on OTCBB, we must file reports with the Securities and Exchange Commission pursuant to Section 13 or Section 15(d) of the Securities Act of 1933 and we must remain current in our periodical reporting obligations. For more information on the OTCBB see its web site at www.otcbb.com.

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

(12) We Believe the Recent Trading Prices of Our Common Stock Substantially Exceeds the Value of Our Business and Are Based on the Proposed Merger With EnviroSystems, Inc. and Associated Financing Being Closed. If We Fail to Close the Merger And Financing, the Market Price of Our Common Stock Is Likely to Decrease Substantially. Because of the Lack of Information About EnviroSystems, Inc. Trading Now is Speculative and Our Market Price May Decrease Substantially Even if The Merger and Financing Are Completed.

The last sale price for the Common Stock on December 15, 2005, was $3.00. Because of the low volume of trading of our Common Stock, however, investors should not view this as a reflection of the value of our Common Stock, which value is substantially lower. The market price of our Common Stock increased substantially after the proposed merger with EnviroSystems was disclosed. Consequently, much of the current value of our Common Stock is tied to speculation about the value of the proposed merger with EnviroSystems and the associated financing. Our initial investors paid only five cents per share and MVNanotech recently paid only $80,750 for 3,320,000 shares and warrants to purchase 4 million additional shares. These lower prices are a better reflection of the value of our shares of Common stock than the market price. There is no assurance the proposed merger and associated financing will close. If the closing dies not occur, we believe the price of our Common Stock will decrease substantially. In addition, if we do close on the merger and the associated financing, the value of our Common Stock will depend upon the value of the merged company’s only asset, which will be the business and assets of EnviroSystems, Inc. EnviroSystems is a private company whose business, assets and financial performance has not been disclosed to the public. Consequently, investors will lack sufficient information to determine the value of the post-merger company until a Form 8-K is filed after the merger containing financial information and other information about EnviroSystems. Until that time, the market price of our Common Stock is based on uninformed speculation, which means that the future market price may decrease substantially after information about EnviroSystems is disclosed.

(13) If Securities Analysts Do Not Publish Research or Reports About Our Business or If They Downgrade Our Stock, the Price of Our Stock Could Decline.

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

(14) Our Quarterly Revenues and Operating Results may Fluctuate in Future Periods and We may Fail to Meet Expectations of Investors and Public Market Analysts, Which Could Cause the Price of Our Common Stock to Decline.

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

(15) Our Stock Price is Likely to be Highly Volatile and May Decline.

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

(16) Our Securities Are Subject to "Penny Stock" Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the Commission.) Our securities are subject to these rules, because our securities will trade for less than $5.00 per share, if public trading occurs.

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

(17) Sales by officers, directors and consultants could adversely affect of our stock.

Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect our common stock, both because significant sales could depress prices, and because sales by management could provide a negative signal to the market about our prospects.

(18) All of the shares of Common Stock owned by our officers and directors may be resold by them in the future pursuant to Rule 144. Such resales may have a negative impact on their interest in our future.

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

(19) Resales of our stock by existing shareholders have a negative impact on any market that may develop.

The resale of our stock by our existing stockholders may have a negative impact on any market that may develop, thereby reducing the market value of your stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements will should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed above under “Risk Factors.”

ITEM 7. FINANCIAL STATEMENTS.
Index to Audited Financial Statements for the Year Ended September 30, 2005:

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as of September 30, 2005 and 2004;

3.	Statements of Operations for the Years ended September 30, 2005 and 2004;

4.	Statement of Stockholders’ Deficit for the Years ended September 30, 2005 and 2004;

5.	Statement of Cash Flows for the Years ended September 30, 2005 and 2004;

6.	Notes to Financial Statements.

Board of Directors
Telecomm Sales Network, Inc.
Raleigh, NC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Telecomm Sales Network, Inc. (a development stage company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from August 26, 2004 (inception) to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telecomm Sales Network, Inc. as of September 30, 2005 and 2004 and the results of its operations, stockholders’ deficit and its cash flows for the years then ended, and for the period from August 26, 2004 (inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 22, 2005

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,861	$9,507

TOTAL ASSETS	$82,861	$9,507

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$84,788	$13,332
Due to related party	-	500

TOTAL CURRENT LIABILITIES	84,788	13,832

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; $0.0001
par value; 4,120,000 and 2,180,000 shares issued
and outstanding, respectively	412	218
Additional paid-in capital	105,788	8,982
Deficit accumulated during development stage	(108,127)	(13,525)

TOTAL STOCKHOLDERS' DEFICIT	(1,927)	(4,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$82,861	$9,507

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(August 26, 2004)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005

REVENUES	$-	$-	$-

EXPENSES
General and administrative	5,165	18	5,183
Introduction fee	20,000	-	20,000
Professional fees	69,437	13,507	82,944
TOTAL EXPENSES	94,602	13,525	108,127

LOSS FROM OPERATIONS	(94,602)	(13,525)	(108,127)

LOSS BEFORE TAXES	(94,602)	(13,525)	(108,127)

INCOME TAXES	-	-	-

NET LOSS FROM OPERATIONS	$(94,602)	$(13,525)	$(108,127)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	3,980,667	2,180,000

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, August 26, 2004 (inception)	-	$-	$-	$-	$-

Initial capitalization, shares issued for cash on
August 26, 2004	2,000,000	200	-	-	200

Common stock issued for cash at $0.05
per share in September 2004	180,000	18	8,982	-	9,000

Net loss for the period ended, September 30, 2004	-	-	-	(13,525)	(13,525)

Balance, September 30, 2004	2,180,000	218	8,982	(13,525)	(4,325)

Common stock issued for cash at $0.05
per share in October through December 2004	1,940,000	194	96,806	-	97,000

Net loss for the year ended September 30, 2005	-	-	-	(94,602)	(94,602)

Balance, September 30, 2005	4,120,000	$412	$105,788	$(108,127)	$(1,927)

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(August 26, 2004)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,602)	$(13,525)	$(108,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	71,456	13,332	84,788
Net cash used by operating activities	(23,146)	(193)	(23,339)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock for cash	97,000	9,200	106,200
Payments of short-term borrowings - related party	(500)	-	(500)
Proceeds from short-term borrowings - related party	-	500	500
Net cash provided by financing activities	96,500	9,700	106,200

NET INCREASE IN CASH	73,354	9,507	82,861

CASH, BEGINNING OF PERIOD	9,507	-	-

CASH, END OF PERIOD	$82,861	$9,507	$82,861

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Telecomm Sales Network, Inc. (“the Company” or “Telecomm”) was incorporated on August 26, 2004 under the laws of the State of Delaware for any lawful business. The principal business of the Company is to provide sales channel and marketing consulting support services to telecommunications companies in a worldwide market. The Company’s headquarters is located in Raleigh, North Carolina.

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

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At September 30, 2005, basic and diluted loss per share are the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

Compensated Absences
Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when there are employees who earn such benefits.

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005 and 2004

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

For the period from August 26, 2004 (inception) to September 30, 2005, the Company has not engaged in any transactions that would be considered derivative instrument or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be primarily engaged in providing a sales channel and marketing consulting support services to telecommunications companies.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005 and 2004.

Going Concern
As shown in the financial statements, the Company incurred a net loss for the period ending September 30, 2005 and 2004, has no revenues, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates it will require a minimum of $2,500,000 to fully implement its business plan. The Company is actively seeking additional capital and management believes that this amount will enable the Company to continue its operations. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005 and 2004

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123R”). This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005 and 2004

instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

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

NOTE 3 - PREFERRED AND COMMON STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of September 30, 2005, no preferred stock has been issued by the Company.

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

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE 4 - INCOME TAXES

At September 30, 2005 and 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $36,500 and $4,300, respectfully. The temporary difference is approximately $700, which principally arises from the amortization of organizational costs for income tax purposes.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at September 30, 2005 and 2004 were as follows:

	September 30,	September 30,
	2005	2004

Net operating loss carryforward:	$108,000	$12,600

Deferred tax asset	$36,500	$4,300
Deferred tax asset valuation allowance	(36,500)	(4,300)

Net deferred tax asset	$-	$-

At September 30, 2005 and 2004, the Company has net operating loss carryforwards of approximately $108,000 and $12,600, respectfully, which begin to expire in the year 2024. The change in valuation allowance from September 30, 2004 to September 30, 2005 is $32,200.

NOTE 5 - EQUITY COMPENSATION PLAN

The Company’s board of directors approved the Telecomm Sales Network, Inc. 2004 Equity Compensation Plan, which was amended and approved by the Company’s stockholders. This plan allows the Company to award common stock and incentive stock options to persons employed or associated with the Company. Telecomm has reserved 1,300,000 shares of its common stock for issuance under the plan.

During the years ended September 30, 2005 and 2004, the Company had not granted any stock or options under the plan.

TELECOMM SALES NETWORK, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE 6 - RELATED PARTY TRANSACTIONS

In August 2004, one of the Company’s shareholders loaned the Company $500. The loan, which was unsecured, non-interest bearing, and payable on demand, was repaid in February, 2005.

The Company currently uses office space provided at no charge by Skye Source, LLC, an entity owned by the Company’s director/officers. The value of this space is not considered materially significant for financial reporting purposes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has agreed to purchase 2,000,000 shares of its common stock from the Company’s two director/officers for a total of $25,000 if the proposed merger with EnviroSystems, Inc. and the associated financing closes. See Note 8.

The Company has orally agreed to pay Skye Source, LLC, a related entity, rent of $1,000 per month commencing upon the Company’s generation of revenues or the Company raising at least $2.5 million.

NOTE 8 - SUBSEQUENT EVENTS

Pursant to a securities purchase agreement dated October 31, 2005, the Company issued and sold to MV Nanotech Corp. (hereinafter “MV Nanotech”) 3,230,000 shares of the Company’s common stock and a warrant to purchase up to an additional 4,000,000 shares of common stock in a private sale in reliance on Section 4 (2) of the Securities Act of 1933 and Rule 506 of Regulation D. The warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. MV Nanotech paid the Company $80,750 for the stock and warrants, of which $40,375 was paid in cash with the remainder in the form of a non-interest bearing promissory note due on or before December 31, 2005. In the event that the Company is not able to complete a financing transaction which, among other conditions, results in gross proceeds of at least $8.5 million, the Company will have the right to repurchase the aforementioned securities from MV Nanotech for a purchase price of $60,000.

The Company also entered into a merger agreement dated as of November 11, 2005 with TSN Acquisition Corporation (“TAC”), a newly formed and wholly owned subsidiary of Telecomm, and EnviroSystems, Inc. (“EnviroSystems”). EnviroSystems is a privately held, Nevada corporation whose products are sold into the healthcare, aviation, government and marine industry segments. Under the merger agreement, TAC will merge with and into EnviroSystems, with EnviroSystems as the surviving corporation. The closing of the merger is subject to the satisfaction of certain conditions including completion by Telecomm of a private placement of 4,250,000 shares of common stock at a price of $2.00 per share. Upon closing, it is expected that holders of the outstanding shares of Telecomm common stock immediately prior to the closing will own approximately 33% of the outstanding Telecomm common stock, EnviroSystems preferred shareholders will own approximately 40% of the outstanding Telecomm common stock and the purchasers in the private placement will own approximately 27% of the outstanding Telecomm common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Telecomm Sales Network, Inc. is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

The names of our directors and executive officers are listed below. The terms of all directors expire at the next annual meeting of stockholders and upon election of their successors. The terms of all officers expire upon the next annual meeting of the Board of Directors and upon the election of the successors to such officers.

Name	Age	Position

William Sarine	65	President, CEO, Treasurer, Chief Financial Officer and Director
Tony Summerlin	58	Vice President, Secretary and Director

Mr. Sarine and Mr. Summerlin intend to work only ten hours per week for Telecomm Sales Network. They each currently work approximately thirty hours per week for Skye Source, LLC. Skye Source, LLC was established in 2002 to provide cost-effective sales and technical support services for its clients. Selected vendors also engage Skye Source to market to customers in specific industries, such as finance, education or healthcare, where there is a need for senior sales and marketing skills. In the Fourth Quarter of 2003, management of Skye Source identified the need for a professional “rep network” of sales and technical staff to provide installation maintenance and technical support. Skye Source formulated its plan and introduced a program called TAN - Technology Ambassadors Network. TAN is a national group of senior level professional sales and technical people who operate independently and get paid for the work they do. TAN members cover all the major markets in the U.S. Members come in a wide variety of backgrounds and skill sets. Vendors contract with Skye Source and then have the availability of the TAN network to outsource their selling and support requirements.

There are three fundamental differences between the business of Sky Source and the planned business of Telecomm Sales Network. The first difference is geographic. Sky Source limits its efforts to promoting sales in the United States. Telecomm Sales Network focuses on sales outside the United States. The second difference is in the nature of the sales channel each is seeking to establish - Skye Source provides its customers with individual sales representatives. Telecom Sales Network, on the other hand, intends to establish relationships for its customers with foreign distribution companies, who employ their own networks of individual sales representatives. Finally, the products each company focuses on is primarily different, although there may be some overlap from time to time. Syke Source’s primary focus is assisting manufacturers of computers and applications software to sell to customers, who will generally utilize them to operate their internal business functions. Telecomm Sales Network intends to focus its efforts on assisting its customers to sell telecommunications equipment and software, which we expect will primarily be used in wired and wireless networks.

William G. Sarine 65

William Sarine has been a member of Skye Source, LLC since 2003. Skye Source, LLC builds networks of independent sales representatives to sell products for manufacturers. Prior to founding Skye Source, LLC, Bill Sarine was a founder and chief executive officer from 1999 until 2003 of PotsTek, Inc., which designed and marketed telecommunications equipment. From 1994 through 1999, he operated a territory operation for Larscom, Inc. a major supplier of telecommunications equipment. He also founded Global Data Networking Systems, Inc., a successful distributorship and consulting firm where he worked from 1990 until 1994. He has been a director of sales, a national sales manager and a product manager for both large and small companies. He developed the “10/40 Sales Management Program”, a sales motivational tool. Bill is currently on the faculty for the University of South Carolina’s NetGen CIO Academy. Bill has a degree in marketing from Fairleigh Dickenson University with additional studies at Fordham University. He has conducted and attended a variety of industry-related schools and seminars, including the AT&T network training school in Cincinnati.

Anthony L. Summerlin 58

Tony Summerlin has been a founder and member of Skye Source, LLC since 2002. Skye Source, LLC. builds networks of independent sales representatives to sell products for manufactures. Prior to founding Skye Source LLC, Tony was the Strategic Account Representative of The Salem Group from 2000 until 2002. Prior to this Tony was Group Vice President of NovaTech Sciences from 1998 to 2000. He has over 37 years experience in Information Technology, including a variety of sales and management responsibilities at Olivetti of America, Northern Telecom, Racal Datacom and Hitachi Data Systems. He is among a select group of successful IT professionals to have experience in delivering solutions for IT mainframes, storage subsystems, OPEN systems, network management, software, voice and data communications and storage area networks. Tony is a graduate of Wake Technical College in Raleigh, NC. He is a Vietnam veteran and recipient of both the Air Force and Vietnam Distinguished Service Award and the Air Force Commendation Medal. Throughout his career, Tony has achieved corporate recognition and awards for his outstanding service, top sales performance and sales leadership at regional, divisional and national levels.

ITEM 10. EXECUTIVE COMPENSATION

Neither Mr. Sarine nor Mr. Summerlin is currently paid a salary by us. None of our current officers will be paid a salary until we raise $2.5 million or we begin to generate revenue. When sufficient capital is raised or revenue is generated, our Board of Directors will determine appropriate compensation levels based on available funds and the value of the contribution of each officer or director. We have currently budgeted for compensation of $240,000 each for Mr. Sarine and Mr. Summerlin, but compensation may be lower than what has been budgeted when the Board of Directors determines actual compensation levels. Mr. Sarine and Mr. Summerline plan to work only ten hours per week. Currently, Mr. Sarine and Mr. Summerlin are the only members of our Board of Directors. As such, they will determine their own compensation levels. See “Certain Relationships and Related Transactions.” In addition, after this offering, our officers may be granted stock options, which option grants will be subject to approval by our stockholders.

No stock options were exercised during the fiscal year ended September 30, 2005 and no stock options were outstanding at September 30, 2005. We do not have any long-term incentive plans. TSN has no stock options outstanding. We are not party to any written employment agreement with any of our officers or directors. We do not have any agreements with any of our officers or directors regarding the payments of bonus or other performance incentives. Our officers and directors are eligible to receive stock options as and when approved by our board of directors.

ELECTION OF DIRECTORS AND OFFICERS

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next annual general meeting or until the director resigns or is removed in accordance with our bylaws. We do not have a classified board of directors.

Our officers serve at the discretion of our board of directors.

AUDIT COMMITTEE

We currently have no audit committee. Our Board of Directors performs the function of an audit committee. None of the members of our Board of Directors are independent. In addition, we currently do not have a financial expert on the Board of Directors.

COMPENSATION OF DIRECTORS

We do not compensate our directors for acting on our board of directors. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2005 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 15, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	William Sarrine	1,000,000(2)	13.6%
Common Stock	Tony Summerlin	1,000,000(2)	13.6%
Common Stock	All Officers and Directors as a Group (2 persons)	2,000,000(2)	27.2%
5% SHAREHOLDERS
Common Stock	MV NanoTech Corp(3)	7,230,000	63.7%

(1)
Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2005. As of December 15, 2005, there were 7,350,00 shares of our common stock issued and outstanding.

(2)
Mr. Sarrine and Mr. Summerline have agreed to sell their 2,000,000 shares to TSN for an aggregate purchase price of $25,000, if the proposed merger with EnviroSystems and the associated financing are completed. See “Change of Control” below for rights about the proposed merger and the associated financing.

(3)
MV Nanotech Corp is controlled by Robert Hersch. Includes 3,230,000 outstanding shares and 4,000,000 shares issuable upon exercise of a warrant. MV Nanotech Corp has agreed to sell all the shares and the warrant to the Company for $60,000, if the proposed merger and associated financing do not close. See “Change of Control” below for information about the proposed merger and the associated financing.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future except as follows.

Pursuant to a Securities Purchase Agreement dated as of October 31, 2005 (the “Agreement”) by and between Telecomm Sales Network and MV Nanotech Corp., a Texas corporation (“MV Nanotech”), the Company issued and sold to MV Nanotech 3,230,000 shares (the “Shares”) of the Company’s restricted common stock, par value $0.0001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase up to an additional 4,000,000 shares of Common Stock (collectively, the “Securities”). The Warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. Pursuant to the Agreement, MV Nanotech paid Telecomm Sales Network $80,750 for the Securities, of which $40,375 was paid in cash with the remainder paid pursuant to a non-interest bearing promissory note in the principal amount of $40,375, payable on or before December 31, 2005. The source of funds was MV Nanotech’s available funds.

Pursuant to the terms and conditions of the Agreement, in the event that Telecomm Sales Network is not able to complete a financing transaction which, among other conditions, results in gross proceeds of at least $8.5 million by December 31, 2005 (the “Financing Condition”), Telecomm Sales Network will have the right to repurchase the Securities from MV Nanotech for a purchase price of $60,000. Immediately following the above described transaction, the business of Telecomm Sales Network will not change. Telecomm Sales Network is, however, currently negotiating a transaction with a company engaged in applying nano technology to the disinfectant and sterilization markets. No assurance can be given when, if ever, such transaction will occur and/or the terms thereof.

The Securities were issued to MV Nanotech in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act and the safe harbor private offering exemption provided by Rule 506 promulgated under the Act, without the payment of discounts or commissions to any person.

Pursuant to an Agreement and Plan of Merger dated as of November 11, 2005 (the “Merger Agreement”), by and among Telecomm Sales Network, TSN Acquisition Corporation (“TAC”), newly formed and wholly owned subsidiary of Telecomm Sales Network, and EnviroSystems, Inc. (“EnviroSystems”), TAC will merge with and into EnviroSystems, with EnviroSystems as the surviving corporation (the “Merger”). The closing of the Merger is subject to the satisfaction of certain conditions including, but not limited to (i) approval of the Merger by the holders of EnviroSystems common stock and preferred stock and (ii) completion by Telecomm Sales Network of a private placement of 4,250,000 shares of common stock at a price of $2.00 per share for aggregate gross proceeds of $8,500,000 (the “Offering”). No assurances can be given when, if ever, the Merger and/or the Offering will close.

Upon closing of the Merger and the Offering (the “Closing”), holders of the outstanding shares of Telecomm Sales Network Common stock (the “Telecomm Common Stock”), immediately prior to the Closing will own approximately 33% of the outstanding Telecomm Common Stock, the EnviroSystems preferred shareholders will own approximately 40% of the outstanding Telecomm Common Stock and the purchasers in the Offering will own approximately 27% of the outstanding Telecomm Common Stock.

All shares of Telecomm Common Stock to be issued to the EnviroSystems shareholders in the Merger will be subject to a lock-up and held in escrow (the “Escrow Shares”) for a period equal to the longer of 12 months following the Closing and 9 months after the effective date of a registration statement covering the resale of the shares of Telecomm Common Stock sold in the Offering, provided, that such lock-up period shall not exceed the date 15 months from the Closing. The Escrow Shares will be used to secure indemnification obligations of EnviroSystems shareholders to the Company under the Merger Agreement.

EnviroSystems is a privately held, Nevada corporation that manufactures products using nano-emulsion technology that include a line of hospital-grade cleansing and disinfecting liquids and wipes that reduce the spread of infectious disease without adverse effects to people, equipment or the environment. EnviroSystems' products are sold into the healthcare, aviation, government and marine industry segments.

The foregoing description of the Merger Agreement is qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 99.1 to a Current Report on Form 8-K filed on November 17, 2005.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan, namely our 2004 Equity Compensation Plan, under which up to 1,300,000 shares of our common stock have been authorized for issuance to our officers, directors, employees and consultants. Our Amended 2004 Equity Compensation Plan has been approved by the Company’s stockholders. The following summary information is presented for our 2004 Equity Compensation Plan on an aggregate basis as of December 15, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Plan Category	None	None	None
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	1,300,000
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

We share office space with Skye Source, LLC and we will begin to pay Skye Source a rent of $1,000 per month beginning after we raise at least $2.5 million or we begin to generate revenue. William Sarine and Tony Summerlin, our officers and directors, are the principal owners of Skye Source, LLC The oral agreement can be terminated by either Skye Source or us with thirty (30) days notice.

We have an agreement to purchase 2,000,000 shares of our Common Stock from Mr. Sarine and Mr. Summerline for a total of $25,000 if the proposed merger with EnviroSystems, Inc. and the associated financing closes. We have an agreement with MV Nanotech, Inc. to repurchase 3,230,000 shares of our Stock and a Warrant for 4,000,000 shares of our Common Stock for a repurchase price of $60,000 if the proposed merger with EnviroSystems, Inc. and the associated financing do not close. The owner of MN Nanotech, inc. owns a controlling interest in EnviroSystems, Inc., with which we have executed a merger agreement.

Mr. Sarine and Tony Summerlin have served as our officers and directors without compensation and will not accrue or be paid salary until after we raise at least $2.5 million or we begin to generate revenue.

During March 2005, we cancelled 4,000 shares issued to Mr. Sarine during 2004 through administrative error.

SHARE ISSUANCES

During the year ended September 30, 2005, no common shares were issued to any officers or directors of the Company.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Certification of Incorporation
3.2	By-Laws
4.1	Specimen Certificate of Common Stock
10.1	2004 Equity Compensation Plan
10.2	Form of Subscription Agreement
10.3	Securities Purchase Agreement, dated as of October 31, 2005 between MV Nanotech Corp. and Telecomm Sales Network, Inc.
10.4
Agreement and Plan of Merger, dated as of November 11, 2005 by and between Telecomm, TSN Acquisition Corporation and EnviroSystems, Inc. (Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601b.2 of Regulation S-K. Telecomm Sales Network, Inc. agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.)

31.1	Certification of CEO and CFO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Williams & Webster, P.A. was our independent registered public accounting firm for the years ended September 30, 2005 and September 20, 2004.

For the year ended September 30, 2004, Williams & Webster, P.A. billed us $5,072 for auditing our annual financial statements or services that are normally provided by accountants in connection with statutory and regulatory filings for that fiscal year.

For the year ended September 30, 2005, Williams & Webster, P.A. billed us $20,200 for auditing our annual financial statements or services that are normally provided by accountants in connection with statutory and regulatory filings for that fiscal year.

Except as described above, we have not been billed for any services by Williams & Webster, P.A. Our Board of Directors acts as our audit committee. Our Board of Directors has not authorized Williams & Webster, P.A. to provide any other services for us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECOMM SALES NETWORK, INC.

By:	/s/ William Sarine
William Sarine, President
Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer
Director
Date: December 22, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Tony Summerlin
Tony Summerlin
Director
Date: December 22, 2005

By:	/s/ William Sarine
William Sarine, President
Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer
Director
Date: December 22, 2005

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Certification of Incorporation	SB-2	333-123365	3.1	March 16, 2005
3.2	By-Laws	SB-2	333-123655	3.2	March 16, 2005
4.1	Specimen Certificate of Common Stock	SB-2	333-123655	4.1	March 16, 2005
10.1	2004 Equity Compensation Plan	SB-2	333-123655	10.1	March 16, 2005
10.2	Form of Subscription Agreement	Amendment No. 1 to SB-2	333-123655	10.2	April 25, 2005
10.3	Securities Purchase Agreement, dated as of October 31, 2005 between MV Nanotech Corp. and Telecomm Sales Network, Inc.(1)	8-K	323-123655	99.1	November11, 2005
10.4	Agreement and Plan of Merger, dated as of November 11, 2005 by and between Telecomm, TSN Acquisition Corporation and EnviroSystems, Inc.(1)	8-K	323-123655	99.1	November 17, 2005
31.1	Certification of CEO and CFO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X
32.1	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(1) (Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601b.2 of Regulation S-K. Telecomm Sales Network, Inc. agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.)