Form 10QSB
period 2005-12-31
Telecomm Sales Network Inc
filed 2006-02-15
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0001167966

TELECOMM SALES NETWORK, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-1602779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516-D River Highway, PMB 297 Mooresville, NC 28117-6830
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (512)-236-0925

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $.0001 par value	16,000,000

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Unaudited Balance Sheets at December 31, 2005 and September 30, 2005	2
	Unaudited Statements of Operations for the Three Month Periods Ended December 31, 2005 and December 31, 2004 and for the period from August 24, 2004 (inception) through December 31, 2005	3
	Unaudited Statements of Cashflows for the Three Month Periods Ended December 31, 2005 and December 31, 2004 and for the period from August 24, 2004 (inception) through December 31, 2005	4
	Condensed Notes to the Financial Statements	5-8
Item 2.	Management’s Discussion and Analysis or Plan of Operations	9-11
Item 3.	Controls and Procedures	12-13
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13
Signatures		14

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	September
	2005	30,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$29,177	$82,861
Total Current Assets	29,177	82,861

TOTAL ASSETS	$29,177	$82,861

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,611	$84,788
Total Current Liabilities	7,611	84,788

TOTAL LIABILITIES	7,611	84,788

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; $0.0001
par value; 7,350,000 and 4,120,000 shares issued
and outstanding, respectively	735	412
Additional paid-in capital	186,215	105,788
Subscription receivable	(40,375)	-
Deficit accumulated during development stage	(125,009)	(108,127)
Total Stockholders' Equity (Deficit)	21,566	(1,927)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,177	$82,861

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					August 26, 2004
		Three		Three	(Inception)
		Months Ended		Months Ended	Through
		December 31,		December 31,	December 31,
		2005		2004	2005
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
General and administrative		9,271		369	14,454
Introduction fee		-		-	20,000
Professional fees		7,611		5,133	90,555
TOTAL EXPENSES		16,882		5,502	125,009

LOSS FROM OPERATIONS		(16,882)		(5,502)	(125,009)

LOSS BEFORE TAXES		(16,882)		(5,502)	(125,009)

INCOME TAXES		-		-	-

NET LOSS FROM OPERATIONS		$(16,882)		$(5,502)	$(125,009)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		6,226,522		4,120,000

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
	Three	Three	August 26, 2004
	Months Ended	Months Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,882)	$(5,502)	$(125,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(77,177)	2,133	7,611
Net cash used by operating activities	(94,059)	(3,369)	(117,398)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock for cash	40,375	97,000	146,575
Payments of short-term borrowings - related party	-	-	(500)
Proceeds from short-term borrowings - related party	-	-	500
Net cash provided by financing activities	40,375	97,000	146,575

NET INCREASE (DECREASE) IN CASH	(53,684)	93,631	29,177

CASH, BEGINNING OF PERIOD	82,861	9,507	-

CASH, END OF PERIOD	$29,177	$103,138	$29,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash financing activities:
Issuance of common stock in exchange for subscription receivable	$40,375	$-	$40,375

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Telecomm Sales Network, Inc. (hereinafter “the Company”) was incorporated in the State of Delaware on August 26, 2004. The principal business of the Company is to provide sales channel and marketing consulting support services to telecommunications companies in a worldwide market. The Company’s headquarters is located in Mooresville, North Carolina.

The Company has been in a development stage since its inception on August 26, 2004, and has not realized any revenues from its planned operations. The Company’s year end is September 30.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

Going Concern
As shown in the financial statements, the Company incurred a net loss for the period ending September 30, 2005 and 2004, has no revenues, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Subsequent to the date of these financial statements, the Company completed a reverse merger with EnviroSystems, Inc. and a private placement in which $8,500,000 has been raised as of January 10, 2006. Both of these events are discussed more fully in Notes 4 and 5. The Company believes that these events will enable the Company to continue the operations of the Company through the next 12 months.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

 Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations through December 31, 2005.

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

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123R”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact to its financial statements from the adoption of this statement.

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

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

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

NOTE 3 - PREFEERED AND COMMON STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of December 31, 2005, no preferred stock has been issued by the Company.

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On January 10, 2006, the Company completed the acquisition of EnviroSystems, Inc. (“EnviroSystems”) in a reverse merger transaction. The Company issued 6,400,000 shares of common stock in exchange for all the outstanding stock of EnviroSystems. The company also issued 4,250,000 shares of common stock in exchange for $8,500,000 in gross proceeds on January 10, 2006.

During the period ending December 31, 2005, 3,230,000 shares of common stock and a warrant to purchase up to an additional 4,000,000 shares of common stock was sold to MV Nanotech, Corp. for proceeds of $80,750, of which $40,375 was paid in cash with the remainder in the form of a non-interest bearing promissory note, which was paid on January 12, 2006.

In the period ended September 30, 2005, 1,940,000 shares of common stock were issued for total cash proceeds of $97,000. In the period ended September 30, 2004, 180,000 shares of common stock were issued for total cash proceeds of $9,000 and 2,000,000 shares were issued to founders for total cash proceeds of $200.

TELECOMM SALES NETWORK, INC.
(A Development Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

NOTE 4 - COMMON STOCK WARRANTS
During the period ended December 31, 2005, the Company granted warrants to purchase 4,000,000 shares of common stock. These warrants will be issued 90 days after the grant date with an exercise price of $2.50 and a term of 4 years. At December 31, 2005, the Company has not recorded an expense related to the grant of warrants.

NOTE 5 - SUBSEQUENT EVENTS

Pursuant to an agreement and plan of merger dated as of November 11, 2005 (the “Merger Agreement”), by and among Telecomm Sales Network, TSN Acquisition Corporation (“TAC”), a newly formed and wholly owned subsidiary of Telecomm Sales Network, and EnviroSystems, Inc. (“EnviroSystems”), TAC merged with and into EnviroSystems, with EnviroSystems as the surviving corporation. The closing of the merger happened on January 10, 2006.

Upon closing of the merger, holders of the outstanding shares of Telecomm Sales Network common stock, immediately prior to the closing own approximately 33% of the outstanding Telecomm common stock, the EnviroSystems preferred shareholders own approximately 40% of the outstanding Telecomm common stock and the purchasers in the offering own approximately 27% of the outstanding Telecomm common stock.

All shares of Telecomm’s common stock to be issued to the EnviroSystems shareholders in the merger will be subject to a lock-up and held in escrow for a period equal to the longer of 12 months following the closing and 9 months after the effective date of a registration statement covering the resale of the shares of Telecomm common stock sold in the offering, provided, that such lock-up period shall not exceed the date 15 months from the closing. The escrow shares will be used to secure indemnification obligations of EnviroSystems shareholders to the Company under the merger agreement.

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

The foregoing description of the merger agreement is qualified in its entirety by the full text of the merger agreement attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005 and to the description of the merger provided in the Company’s Current Report on Form 8-K filed on January 12, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We were incorporated under the laws of Delaware on August 26, 2004. As a new company, we have not been involved in any bankruptcy, receivership or similar proceedings. Nor have we been through any material reclassification, merger, consolidation or purchase or sale of significant assets as of December 31, 2005.

We are a development stage company and we have not generated any revenue. We have minimal assets and we have conducted no operations except for formulating a business plan and fundraising activities. We have relied on sales of securities to fund all our activities to date.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like, believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from historical results or our prediction.

Management’s discussion and analysis of financial condition and results of operations

As with all concepts our plans are subject to certain risk and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage company and have not yet generated or realized any revenues from our business operations as of December 31, 2005.

Our auditors have issued a going concern opinion in their audit report. This means that our auditors believe there is doubt that our business operations can continue for the next 12 months unless we obtain additional capital. This is because we have not generated any revenues. We have raised a total of $186,950 from private stock offerings and sales to our founders as of December 31, 2005.

Results of Operations

From August 26, 2004, our date of inception, through December 31, 2005, we have sold our common stock to raise money for corporate organization expenses. Net cash provided by financing activities from inception on August 26, 2004, was $186,950, as a result of proceeds from sales of common stock. In addition, William Sarine and Tony Summerlin have provided services to us without payment, although services continue to be provided.

Liquidity and Capital Resources

We have yet to generate any revenues from business operations as of December 31, 2005.

We issued 7,350,000 shares of common stock and 4,000,000 warrants to purchase common stock at $2.50 per share for a period of 4 years through private placement offerings during 2004 and 2005.

As of December 31, 2005, our current assets were $29,177 and our current liabilities were $7,611.

Subsequent Events

Merger and Private Placement

On January 10, 2006, Telecomm Sales Network, Inc. completed the acquisition of EnviroSystems, Inc. (“EnviroSystems”) in a reverse merger transaction (the “Merger”) pursuant to an Agreement and Plan of Merger dated as of November 11, 2005, as amended (the “Merger Agreement”), by and among Telecomm, TSN Acquisition Corporation (“TAC”), and EnviroSystems. TAC is a wholly owned subsidiary of EnviroSystems Holdings, Inc. (“Holdings”) and Holdings is a wholly owned subsidiary of Telecomm. Both Holdings and TAC were incorporated to effectuate the Merger. Effective at the closing of the Merger (i) TAC merged with and into EnviroSystems, with EnviroSystems as the surviving corporation, (ii) EnviroSystems became an indirect, wholly-owned subsidiary of Telecomm and (iii) Telecomm ceased its prior business and going forward its sole business became that of EnviroSystems.

Pursuant to the Merger Agreement, all of EnviroSystems preferred stock and all options and warrants to acquire EnviroSystems preferred stock were converted into the right to receive an aggregate of 6,400,000 shares of Telecomm common stock, $.0001 par value per share (the “Common Stock”). The shares of Common Stock issued in the Merger were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) provided under Section 4(2) of the Act and Rule 506 promulgated thereunder.

Concurrent with the closing of the Merger, Telecomm sold 4,250,000 shares of its Common Stock in a private placement to accredited investors at a price of $2.00 per share for aggregate gross proceeds of $8,500,000 (the “Offering”). The shares of Common Stock sold in the Offering were issued pursuant to the exemption from registration provided under Section 4(2) and Regulation 506 of the Act.

In connection with the Offering, Telecomm paid to Selling Agents (i) a fee equal to ten (10%) percent of the aggregate purchase price of the shares of Common Stock sold in the Offering and (ii) warrants (the “Agent Warrants”) to purchase up to that number of shares of Common Stock equal to fifteen (15%) percent of the shares of Common Stock sold in the Offering. The Agent Warrants are exercisable for a four year period at a price per share equal to $2.50 per share.

Upon closing of the Merger and the Offering (the “Closing”), Telecomm had 16,000,000 shares of Common Stock issued and outstanding with holders of the outstanding shares of Common Stock, immediately prior to the Closing holding approximately 33% of the outstanding Common Stock, the EnviroSystems preferred shareholders holding approximately 40% of the outstanding Common Stock and the purchasers in the Offering holding approximately 27% of the outstanding Common Stock.

Pursuant to the terms of an Escrow and Lock-Up Agreement, dated as of January 10, 2006, all 6,400,000 shares of Common Stock issued to the EnviroSystems preferred shareholders in the Merger are subject to a lock-up and will be held in escrow (the “Escrow Shares”) for a period equal to the longer of 12 months following the Closing and 9 months after the effective date of a registration statement covering the resale of the shares of Common Stock sold in the Offering, provided, that such lock-up period shall not exceed the date 15 months from the Closing. The Escrow Shares will be used to secure indemnification obligations of EnviroSystems shareholders to the Company under the Merger Agreement. The Escrow Shares are also subject to earlier release in certain instances.

Change of Control

In connection with the Merger, William Sarine and Tony Summerlin each resigned from our Board of Directors and from all offices they held with us and J. Lloyd Breedlove, Steve Hoelscher, Stephen A. Schneider, Jeffrey Connally and Charles Cottrell were appointed to Telecomm’s Board of Directors. In addition, J. Lloyd Breedlove was appointed as President and Chief Executive Officer and Steve Hoelscher as Chief Financial Officer, Treasurer and Secretary. As a result of the foregoing, our Board of Directors now consists of the above five persons.

The foregoing description of the Merger and Change of Control is qualified in its entirety by the full text of the Merger Agreement attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005 and to the description of the merger and related transactions provided in the Company’s Current Report on Form 8-K filed on January 12, 2006.

Additional Event

The Company announced on February 7, 2006 that, in response to communications with the U.S. Environmental Protection Agency (EPA) that EnviroSystems, Inc., its indirect wholly owned subsidiary decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and initiated a retrieval program to recover existing stocks of EcoTru® that had been distributed since January 2005 and which remained in customer inventories. For a complete discussion of the forgoing event, please refer to the Company’s Current Report on Form 8-K filed on February 7, 2006 and the Press Release attached as Exhibit 99.1 to the Form 8-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Current Report on Form 8-K filed on January 12, 2006 and incorporated herein by reference.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1 - Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Telecomm Sales Network, Inc.

February 14, 2006	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove, President, Chief Executive Officer

EXHIBIT INDEX

Exhibit 31.1 - Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002