Form 10KSB
period 2006-03-31
Telecomm Sales Network Inc
filed 2006-06-29
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended: ___________________

☒ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from March 31, 2005 to March 31, 2006

Commission File Number 333-123365

TELECOMM SALES NETWORK, INC.

(Name of small business issuer in its charter)

DELAWARE	20-1602779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516-D River Highway
PMB 297
Mooresville, North Carolina	28117-6830
(Address of principal executive offices)	(Zip Code)
512-236-0925

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The registrant's revenues for the most recent fiscal year were: $486,568

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average high and low prices as reported on the Over-The-Counter Bulletin Board on June 21, 2006 was $26,062,630.

The registrant had 16,000,000 shares of common stock outstanding as of June 21, 2006.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TELECOMM SALES NETWORK INC.
FORM 10-KSB

INDEX

Explanatory Note

On January 26, 2006, our Board of Directors approved a change in our fiscal year-end from September 30 to March 31 in order to have our fiscal year-end coincide with the fiscal year of our operating subsidiary, EnviroSystems, Inc. In the future, we will report on a March 31 year end basis, with our first three fiscal quarters ending on June 30, September 30, and December 31. Since Telecomm is a holding company, with no prior operations, and all current operations conducted through its subsidiary EnviroSystems, we decided to provide financial statements for the twelve month period ending March 31, 2006. Accordingly, this Transition Report on Form 10-KSB covers the transition period from March 31, 2005 through March 31, 2006. We refer to the period March 31, 2005 through March 31, 2006 as the "Transition Period" or the "twelve months ended March 31, 2006" or the “fiscal year ended March 31, 2006.”

We have included in this Transition Report on Form 10-KSB, pursuant to disclosure requirements of Item 7, the previously issued audit report from Weinick Sanders Leventhal & Co., LLP (“Weinick”) on the financial statements of EnviroSystems, Inc., for the fiscal year ended March 31, 2005. We are not able to obtain the reissued audit report covering the 2005 financials statements of EnviroSystems because Weinick is no longer practicing public accounting. Consistent with SEC’s guidance in paragraph 65 of AU 9508.15, in filing its Transition Report on Form 10-KSB for the twelve months ended March 31, 2006, we have included the previously issued audit report of Weinick and disclosed that (a) the report is copy of the previously issued Weinick report and (b) the report has not been reissued by Weinick.

PART I

FORWARD LOOKING STATEMENTS

This Transition Report on Form 10-KSB (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “Commission" or "SEC"), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this Transition Report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Telecomm Sales Network, Inc., through our wholly-owned subsidiary EnviroSystems (ESI), produces cleaning and disinfecting products that help prevent the spread of infectious micro-organisms without harmful effects to people, equipment or the environment. We are focused on safe infection prevention technologies that are expected to position the company in the forefront of the industry at a time when there is rapidly growing awareness of the critical need to prevent biological risks — both natural and man-made. Shortly after the completion of our acquisition of EnviroSystems, our business activities were redirected in response to communications with the U.S. Environmental Protection Agency (EPA). Following up on concerns raised by the U.S. Environmental Protection Agency (EPA) regarding EcoTru® on the basis of product testing performed during the course of an ongoing nation-wide product testing program (the National Antimicrobial Testing Program) being conducted by the EPA on all disinfecting products and the Company’s own dissatisfaction with the manufacturing process used previously for its EcoTru® disinfectant product, the Company suspended sales, marketing and distribution of its EcoTru® disinfectant product. The Company also undertook a voluntary retrieval program to recover stocks of EcoTru® that were manufactured during 2005. These actions were initiated during January 2006.

Our business activities have been focused upon aggressively reviewing all aspects of our EcoTru® product line. In addition to efforts to establish new manufacturing facilities, independent testing is ongoing in conjunction with a program to review and enhance the Company’s archive of test data. Further, we are instituting a new quality assurance program. While ESI’s reviews and quality initiatives will address issues raised by the EPA, these same programs are integral parts of our business plan and include steps we began taking prior to the EPA inquiry.

Independent testing to support updated and potential additional label claims has also been initiated, and new markets segments are under review. Simultaneously we are in discussions with several international business partners in multiple markets.

The Company has recently filled an application for EPA registration of a new disinfectant product based on ESI’s proprietary technology. It is anticipated that this product will include new label claims not previously made for EcoTru® products. Concurrently, the Company confirmed that it was conducting analysis on a new manufacturing process for its hospital grade disinfectant formulation with the intent to reintroduce the EcoTru® product. The Company is exploring multiple process improvements in advance of its return to the hospital grade disinfectant market.

Through EnviroSystems, we have developed and have trade secret rights to what we believe to be a unique and proprietary emulsion biocide technology platform that is expected to be reformulated for use as a hospital grade hard-surface disinfectant product. This product, which will be an update of our product that historically was known as EcoTru® Ready to Use (“EcoTru® RTU”), is expected to demonstrate through testing that it will effectively kill numerous bacteria, fungi, and viruses, including Hepatitis B and C, HIV, herpes and influenza. In addition to being highly effective as a disinfectant, the updated EcoTru® RTU is expected to occupy a unique position in the market place in that it will combine this microbial effectiveness in a disinfectant product which also will have a favorable profile for health and environmental effects.

Our primary product is EcoTru RTU, which is produced using our proprietary emulsion technology. The active biocide ingredient in EcoTru® RTU is parachlorometaxylenol (“PCMX”) which is a broad spectrum biocide that has been available on the market for decades. ESI has formulated PCMX into a unique emulsion which enables EcoTru® RTU to deliver minute quantities of PCMX directly to the cellular walls of viruses, bacteria and fungi to destroy them. The surface of each particle has a negative surface charge that is crucial to the targeting mechanism. There is an electrostatic attraction between EcoTru®’s particles and the microbes. The targeting of the microbes by these particles is the basis for EcoTru®’s efficacy and favorable environmental profile. This direct action allows ESI to use lower concentrations of PCMX, only 0.2% of the total solution, resulting in EcoTru® products that we believe are highly effective yet safe to use.

EcoTru® RTU liquid is expected to become available again soon in 22 ounce spray containers, one gallon bottles, 5 gallon pails and 55 gallon drums. The Company also produces a cleaning wipes product and plans to develop and test a wipe with the intent to register the product as a disinfectant wipe with EPA. We intend to market a disinfecting wipe with similar claims as those authorized for EcoTru® RTU once EPA registration has been granted. We intend to apply to register our wipe technology with the EPA as soon as possible.

We currently maintain an office in Mooresville, North Carolina, with an address at 516-D River Highway, PMB 297, Mooresville, North Carolina 28117 and at 1900 Wyatt Drive, Suite 15, Santa Clara, California 95054. Our telephone number is (512) 236-0925. Our website address is www.envirosi.com.

Recent EPA Action and Product Retrieval Program

In January 2006, we received notice from the EPA Region 9 that it had conducted random tests of a single sample of our EcoTru product taken from a distributor’s inventory and that the results of such tests raised issues regarding EcoTru’s labeling claims. In response, during January 2006, we: (1) voluntarily suspended sales, marketing and distribution of EcoTru®; (2) immediately initiated a retrieval program to recover stocks of EcoTru® manufactured during 2005 that were remaining in customer inventories; (3) promptly commenced a comprehensive review of our manufacturing procedures; and (4) began a re-testing program. New test data will be combined with the robust data set which substantiate the current labeling and marketing claims for the EcoTru® products to support new submissions to EPA and the reintroduction of EcoTru®.

The EPA commenced its nation-wide antimicrobial products efficacy program more than a decade ago in response to a study issued by the Government Accounting Office which found that the EPA lacked assurance that antimicrobial products registered by the EPA were efficacious. Accordingly, we understand that the EPA has committed itself to re-examining all EPA registered antimicrobial products that claim to control pathogenic organisms at specified levels in accordance with strict standards for performance established by the U.S. government. The EPA, through use of its own testing laboratory and certain state-run labs, has completed testing of sterilant products and currently is testing approximately 800 EPA-registered hospital-level disinfectants and 150 tuberculocides.

Although we believe that the data previously submitted to the EPA supports the current labeling and marketing claims for our EcoTru® products and that any new data generated will be consistent with the numerous studies EnviroSystems generated over the years and which previously have been submitted to EPA in support of our claims, we cannot assure that the EPA will accept such data or that we will be able to resume sales, marketing and distribution of our EcoTru products using identical claims under our prior EPA registration.

EPA Registration History

EcoTru® was first registered by the EPA in October of 1998. The registrations claims were expanded in 2001 to include additional bacteria, fungi, and viruses, after development and testing of our emulsion technology. In 2003, further expansion of EcoTru®’s claims were registered with the EPA for mitigating MRSA, VRE and for Hepatitis C.

In May 2003, EcoTru® received authorization by the EPA to include label instructions for use on food contact surfaces. While current disinfectants specify they may be used in the kitchen, they are generally not registered for use on food contact surfaces. This development greatly expands the potential for expanding future applications of EcoTru® to include use in markets beyond healthcare, industrial and consumer uses (potentially to include use in restaurants, hotels, cafeterias, kitchens, food stores, food-processing plants and on food preparation equipment).

Corporate History

We were incorporated in the State of Delaware in August 2004, and prior to January 10, 2006, we had no material assets and/or operations. Effective January 10, 2006, we completed a reverse merger acquisition transaction with EnviroSystems, Inc., whereby EnviroSystems became our indirect wholly owned subsidiary. In connection therewith, we issued to the preferred stockholders of EnviroSystems 6,400,000 shares of our common stock in exchange for all of the issued and outstanding preferred stock of EnviroSystems. See “Description of Business - Description of The Merger.” EnviroSystems was incorporated in the State of Nevada in 1996. Effective as of January 10, 2006 our business became that of EnviroSystems. Unless the context otherwise expressly requires, all references to “we,” “us,” “our business” or “our company” shall mean Telecomm and EnviroSystems.

Market Strategy

Our primary target market has been the healthcare industry, including hospitals, surgi-centers, dialysis and other clinics, reference laboratories and dental offices where we believe the demand for EcoTru® RTU is greatest. We currently have sales and/or distribution arrangements in the United States with Stericycle, Crosstex, Medline and Cardinal Healthcare Systems. In addition, we have an agreement with Blue Cross Health Services (BCHS) to allow BCHS to sell EcoTru® RTU under the label “TruClean®” in the healthcare market in the United Kingdom. We also have a distribution agreement with Andpak to distribute EcoTru® 1453 to the aviation industry and we also sell our cleaning wipes directly to JetBlue Airlines. While we have initially targeted the healthcare industry and related markets for our sales efforts, we anticipate offering EcoTru® and any future products to any and all industrial and consumer markets that may benefit from a disinfecting product such as EcoTru.

Historically we have focused our efforts on research and development and have not devoted substantial funds to sales and marketing efforts, and have an accumulated deficit of $18,109,755 as of March 31, 2006. We have generated limited revenues and historically have been wholly reliant on the net proceeds raised from the sales of our securities to fund our operations.

We believe that the concept of an easy to use and effective broad spectrum disinfectant that fits with a favorable environmental profile offers us a unique opportunity to differentiate our products in the surface disinfectant market. It is our intention to use our product’s unique characteristics to build acceptance of EcoTru® RTU as an alternative significantly different from other disinfectant products that currently dominate the marketplace.

Products

EcoTru® Ready to Use

Our core product, EcoTru® RTU has been sold to certain segments of the US healthcare market under the brand name “EcoTru® Professional” and to the aviation market as “EcoTru® 1453.” In addition, several distributors sold EcoTru® RTU as a private label product including: Stericycle (Sterisafe®) and Blue Cross Health Services in the UK. EcoTru® RTU is manufactured as a ready-to-use disinfectant/cleanser in 22 ounce spray containers, 1 gallon bottles, 5 gallon pails and 55 gallon drums.

We believe that when label claims have been updated EcoTru® RTU will be authorized for a wide spectrum of uses and be considered effective as both an all-purpose cleaner and as a hospital grade hard surface disinfectant; providing users with cost-savings in material and labor through the elimination of (i) the need to use multiple cleaning/disinfecting products and (ii) the procedures, disposal techniques, and costs associated with the use of other disinfecting products. We believe that EcoTru® RTU will be unique in its capacity to list multiple pathogens that will be identified on the product label while remaining classified within the EPA’s lowest possible toxicity rating in each of the categories for which the EPA requires acute toxicity testing (including primary skin, eye, lung irritation and oral and dermal toxicity). We believe that EcoTru® labeling will reflect that it is effective for use on numerous surfaces including metals, metal alloys, plastics, synthetics, rubber, glass, painted surfaces and vinyl and is therefore an ideal product to use on hard surfaces that require disinfecting on a regular basis.

Cleaning Wipes

We currently market a line of cleaning wipes and expect soon to begin development of a line of EcoTru® Wipes that will be registered with the EPA as a disinfectant, pre-saturated in EcoTru® RTU and appropriate for use in hospitals and medical clinics, dental offices, veterinary hospitals, aviation equipment, mass transit and cruise lines.

Potential Future Products

In the future, we may be able to use our technology platform to develop new potential products with claims similar or identical to EcoTru® RTU. These products may include, an EPA registered wipe (as described above), a sterilant, and a wound cleansing and topical healing agent for use on animals and humans.

Micro-emulsion Technology

We believe that our emulsion technology is one of the few new technologies to be applied to disinfectants in more than a quarter of a century. Through the use of micro-emulsion technology, we are able to create a highly efficient delivery mechanism for parachlorometaxylenol, which is the antimicrobial ingredient used in our formulations.

We believe our products manufactured using the micro-emulsion technology specifically target infectious microorganisms without harming higher life forms or the environment.

Parachlorometaxylenol (“PCMX”)

PCMX is the active antimicrobial ingredient in our EcoTru® RTU. PCMX has been used as an effective antimicrobial disinfectant ingredient for over five decades, both in the United States and in Europe. PCMX has been demonstrated to be effective against bacteria, virus, and fungal species. In other formulations using PCMX, its biocide activity has been limited due to the inability of such formulations to deliver PCMX because a water barrier exists between PCMX and micro-organism membranes, which are both oily. The EcoTru® emulsion technology efficiently enables the delivery of PCMX across this barrier to the cell membranes.

In addition to its broad spectrum of activity, PCMX has a very low instance of allergic response (it has been used by the cosmetics industry for many years as a preservative) and it is rapidly degraded in the environment in both the presence and the absence of oxygen.

Micro-particle Anatomy

Observing the EcoTru® emulsion under a very high degree of magnification, one would see a suspension of micro-particles moving very rapidly in distilled de-ionized water. Many of these particles are about 1/200th the width of a human hair. The center of the particles is oily or lipophilic, as is the target microbial membrane.

Incorporated into these micro-particles is PCMX biocide. The surface of each particle has a negative surface charge that is crucial to the targeting mechanism. There is an electrostatic attraction between EcoTru® particles and the microbes. The selective targeting of the microbes by these micro-particles is the basis for EcoTru®’s efficacy.

Micro-Emulsion Mechanism

The use of PCMX in an emulsion is the basis for EcoTru® RTU’s efficacy. We believe that the physical/chemical properties of the emulsion particles and the electrostatic charge on the surface allows the particles to successfully target pathogenic microorganisms and deliver the biocide directly to the microorganisms’ cell membrane, thereby improving efficacy.

By delivering the PCMX directly to the cell membrane, EnviroSystems has been able to reduce the concentration of the biocide PCMX to 0.2% and yet achieve disinfectant efficacy not seen at 15 to 25 fold higher concentrations.

In addition, we believe by targeting the membrane, it is not necessary to use an oxidizing biocide to kill the organism. Oxidizing biocides, such as bleach and hydrogen peroxide, are effective biocides but are indiscriminate, can be corrosive and require direct access to the microorganism. Also, differences in cell surface architecture, which is the key to cellular identity, provide the mechanism by which EcoTru® micro-particles discriminate between microorganisms and provides the foundation and focal point for the antimicrobial effect of EcoTru®.

Manufacturing

Until recently, we had used different contract manufacturers for our production. We are discussing a partnership with an EPA and FDA registered manufacturer that has the capability to consolidate our manufacturing operations into one location.

We believe that our potential manufacturing partner has the manufacturing capabilities to continue to meet our volume requirements and specifications through the next several years and until we are ready to conduct our own in-house manufacturing and/or identify another contract manufacturer. All lots of EcoTru® produced will be subjected to quality control by us before release for use, by selecting random samples from each lot and subjecting them to testing. Additionally, we intend to monitor vendor testing of raw materials and review production records to ensure EnviroSystems’ procedures and specifications are followed throughout production.

Future Possible Self Manufacture Capability

Upon achieving sufficient levels of sales and revenues, we may pursue the development of in-house manufacturing capabilities which we believe might reduce our cost of goods sold and improve our control over our trade secrets. We believe that such a facility would require approximately 20,000 to 80,000 square feet. Such facility would also need to include quality assurance and research and development facilities in addition to manufacturing facilities adequate to produce liquid EcoTru® products (anticipated and current) as well as EcoTru® concentrate. We estimate that once a particular site is chosen and permits are obtained, it will take at least six to nine months to complete installation and perform short-run production. We currently estimate that the costs for such a manufacturing facility would be at least $2.0 million.

Research and Development

Prior to January 10, 2006, we had conducted limited research and development because of a lack of capital. Since that time, we have devoted approximately $138,000 to research and development activities. Our research and development activities during the transition period have focused on expanded claims and returning EcoTru® to the market.

Government Regulation

Disinfectant products are classified as “pesticides” and are subject to regulation by the United States Environmental Protection Agency (“EPA”), pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) as amended by the Food Quality Protection Act (FQPA) of 1996. FIFRA generally requires that before any person can sell or distribute any pesticide in the United States, they must obtain a registration from the EPA. After completing the registration process and submission of all required data, an applicant's proposed product label is stamped when accepted by EPA and returned to the registrant for use upon the registered product package. Anyone who sells/distributes a pesticide (including antimicrobial products) also must register that product in every state in which they intend to sell/distribute the product.

Facilities at which a pesticide is produced also must be registered with the EPA. Upon registration, an establishment number is assigned. Annual pesticide production reports are required to be submitted to the EPA and other books and records must be maintained indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year within and outside of the U.S., and the amount to be produced/repackaged/ relabeled for the current year. Pesticide maintenance fees are required for registed products. Failure to pay registration and annual maintenance fees or provide necessary test data when requested by the EPA could result in the cancellation of an EPA registration.

EPA regulations also require any registrant to report to the EPA new information concerning adverse effects associated with their products.

We have one product registered with the United States Environmental Protection Agency, EcoTru® RTU, assigned EPA Registration No. 70791-1 which has an EPA registered label. EcoTru® RTU is registered in all of the 50 States in the United States and the District of Columbia, except that California Department of Pesticide Registration (CDPR) has conditionally registered EcoTru® RTU and ESI must provide additional test data to the CDPR by the end of 2006.

EnviroSystems’ Cleaning Wipes have not been registered with the EPA and are not marketed as a disinfectant. We intend to pursue EPA registration of a disinfecting wipe as soon as possible.

EnviroSystems facility also is registered and has been assigned EPA Establishment No. 70791-CA-001. All of our contract manufacturers have EPA registered establishments.

Foreign Regulation

Although to date we have not had substantial international sales of our products, when we do sell products in foreign jurisdictions, we will be subject to foreign regulations. For example, before we can introduce our products into certain markets in the United Kingdom, such products must be listed on the United Kingdom’s National Registry. We expect that we will have to register our products in other foreign jurisdictions before we can commence sales in such jurisdictions. Compliance with foreign requirements could require substantial expenditures and effort.

Competition

The market for products such as ours is highly competitive and we face competition from a number of companies, most of which have substantially greater brand name recognition and financial, research and development, production and other resources than we do.

Healthcare

Our competitors in the Healthcare market include Johnson & Johnson, Clorox, Steris Corporation, Caltech Industries, Sybron Dental Specialties, Inc., Reckitt Benkiser, Sensible Life Products, and Ecolab, Inc.

To the best of our knowledge, no competitive products have the same low-toxicity classifications assigned by the EPA to proprietary EcoTru® RTU formulation, as well as the efficacy against a broad range of micro-organisms and virulent pathogens that EcoTru’s reissued labeling is expected to reflect. We believe, to date, our competition has used either less expensive toxic materials, diluted with water, to produce their surface disinfectants or natural ingredients which do not include the depth of EPA registered effectiveness claims granted to EcoTru® RTU.

Hospitality Aviation, Military

In the hospitality, aviation and military industry our primary competitors include Johnson & Johnson, Ecolab, Inc., Clorox, Sensible Life Products, and Proctor & Gamble, and others all of which have products with recognized national brands that include Clorox, Lysol, Pine Sol, and industry specific products. Products used in the hospitality industry generally compete based upon price. To date, relatively higher per unit costs of our product as compared to our competitors has limited our ability to compete in the hospitality industry. We believe that our principal competitive advantages of our future products will be their comparatively favorable toxicity profile and anticipated broad range of efficacy.

Intellectual Property

We have not applied for patent protection for our proprietary PCMX formulation or for our emulsion technology and instead rely upon trade secret protection for protection of our formula, formulation, emulsion technology or manufacturing process. We continue to review our intellectual property protection policy and have evaluated the use of patent versus trade secret protection for our intellectual property. While we cannot apply for patents on our formulation or emulsion technology as a result of the passage of time, in the future we may seek other available patent protection. In addition, based upon our review of industry practice, we determined that it is more common to rely upon trade secret protection, rather than patents to protect intellectual property, particularly when such intellectual property involves processes such as ours. We have instituted strict internal procedures to protect the trade secrets and have confidentiality and non-disclosure agreements in place with our current contract manufacturers as well as our potential new manufacturing partner.

We will continue to evaluate our current trade secret protection and may decide in the future, if available, to submit use or design patents in certain areas that will not require us to disclose the trade secrets that give EcoTru® or future potentially patentable derivative products a competitive advantage. In addition, we submitted both the early and the current versions of EcoTru® to a major U.S. de-formulation laboratory to see if they could reverse engineer our products. To date, despite their best efforts to reverse engineer our product, they have not been able to provide us with an accurate report of the micro-emulsion ingredients or manufacturing process. As new products are brought to market, we intend to carefully analyze each for the methodology to be employed in protection of the intellectual property.

Pursuant to an Intellectual Property Assignment Agreement, effective as of July 30, 1996, between EnviroSystems, American Children’s Foundation (“ACF”), Richard M. Othus (“Othus”), Andrew D.B. Lambie (“Lambie”) and Cascade Chemical Corporation (“Cascade”), each of ACF, Othus, Lambie and Cascade irrevocably assigned to us all of their rights to the chemical formula which we use in the manufacture of our product. In consideration thereof, we agreed to pay to each of Othus and Lambie a royalty equal to 0.25% of gross revenues received by us from sales of our products throughout the world, less credits and returns, for as long as we sell products which embody the assigned formula.

Our products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of our business. EcoTru® is currently registered in the United States, Japan, and Taiwan. We expect to file additional registrations in the European Union countries and Canada.

Except for the trademarks referred to above, we do not believe any single trademark is material to the operations of our business as a whole.

Employees

As of June 21, 2006 we had a total of 5 full time employees. None of our employees are represented by a trade union. We anticipate hiring additional full time employees within the next twelve months.

Customers

We have traditionally sold the majority of our products to customers in the healthcare industry, including hospitals, dental offices, physicians’ offices, reference laboratories, long term care facilities and veterinary offices. In addition, we also have also sold our products to airlines, the U.S. Government and customers in the hospitality industry. As of March 31, 2006 we had approximately 120 customers, most of which are in the healthcare industry and purchased our products through our distributors. Sales to our top ten customers represented approximately 78% of our sales for the twelve months ended March 31, 2006. Of such sales, approximately 84% consisted of sales of our EcoTru® RTU and 16% were Cleaning Wipes. In 2005, JetBlue accounted for 85% of sales of our wipes.

Sales, Marketing, Distribution

Our strategy has been to market and sell our products primarily through third party distributors and to a lesser extent through direct sales. For the twelve months ended March 31, 2006, sales through distributors accounted for approximately 68% of our sales. We have entered into distribution agreements with distributors that service the industry segments that we have targeted for sales of our products. In the healthcare market, we have entered into distribution agreements with Stericycle (which markets EcoTru® under the private label “Sterisafe®”), Medline, Crosstex, and Cardinal Health Systems. In the transportation industry, we have entered into a distribution agreement with Andpak, a distributor to the airline industry (which re-packages and markets EcoTru® under the private label EcoTru®1453).

We have also entered into distribution agreements with distributors to market our products outside of the United States, such as Blue Cross Health Services which sells EcoTru® RTU under the private label TruClean® in the healthcare market in the United Kingdom, and Alpha Scientific Repair Services which is a distributor in Canada. To date we have had minimal international sales of our products.

Our direct sales efforts have been to healthcare facilities, institutions, commercial airlines and local governments and were intended primarily to help gain market acceptance, attract major distributors and establish EcoTru® as a brand. For the twelve months ended March 31, 2006, direct sales to customers accounted for 32% of our sales, with sales to one customer, JetBlue accounting for 17% of total sales and 53% of direct sales.

The majority of our products are shipped to customers from our facility at 1900 Wyatt Drive, Santa Clara, CA. We use third party carriers to deliver our products. From time to time, we will arrange for shipments directly from our contract manufacturer.

Insurance Matters

We maintain a general business liability policy and other coverages specific to our industry and operations. We also maintain general products liability coverage and directors and officers liability coverage. We believe that our insurance program provides adequate coverage for all reasonable risks associated with operating our business.

DESCRIPTION OF THE MERGER

The Merger

Effective January 10, 2006, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 11, 2005 between us, our indirect wholly owned subsidiary, TSN Acquisition Corporation and EnviroSystems , TSN merged with and into EnviroSystems, with EnviroSystems as the surviving corporation (the “Merger”).

Pursuant to the terms of the Merger Agreement, we issued an aggregate of 6,400,000 shares of our restricted common stock to the holders of EnviroSystems preferred stock (including holders of options and warrants to purchase EnviroSystems preferred stock), which we refer to herein as the “EnviroSystems Preferred Stockholders.” Each outstanding share of EnviroSystems common stock was cancelled and extinguished in connection with the merger. The shares of common stock issued in connection with the merger were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

EnviroSystems Preferred Stock Conversion

As of January 10, 2006, the EnviroSystems Preferred Stockholders held 2,524,472 shares of EnviroSystems preferred stock and warrants and options to purchase up to an additional 838,850 shares of EnviroSystems preferred stock, for an aggregate of 3,363,322 shares of EnviroSystems preferred stock on a fully diluted basis.

All of such shares, including share underlying options and warrants, were exchanged for 6,400,000 shares of our common stock, which resulted in a conversion ratio of approximately 1.092881 shares of our common stock for each share of EnviroSystems preferred stock, on a fully diluted basis. Included in the 6,400,000 shares are 613,869 shares issuable upon the exercise of warrants to purchase EnviroSystems preferred stock and 982,362 shares issuable upon the exercise of options to purchase EnviroSystems preferred stock. If such options and/or warrants expire unexercised, the shares of common stock issuable to such holders will be distributed pro-rata among the EnviroSystems Preferred Stockholders. All 6,400,000 shares of common stock have been placed in an escrow account, described below, for the benefit of the EnviroSystems Preferred Stockholders.

Escrow Agreement

The 6,400,000 restricted shares of common stock issuable to the EnviroSystems Preferred Stockholders, in exchange for their shares of EnviroSystems preferred stock issued and outstanding and underlying options and warrants to purchase preferred stock, are subject to an Escrow and Lock-Up Agreement. Pursuant to the terms of the Escrow Agreement, the 6,400,000 shares of common stock will be held in escrow for a period equal to the longer of 12 months following January 10, 2006 or 9 months after the effective date of a registration statement under the Securities Act registering such shares for resale. Provided, however, that in no event shall such shares be held in escrow for a period exceeding 15 months from January 10, 2006, the effective date of the merger closing. The Escrow Agreement also provides for earlier release of the shares of common stock in certain instances. All 6,400,000 shares of common stock are to be held for the benefit of the EnviroSystems Preferred Stockholders. If any options or warrants to purchase EnviroSystems preferred stock held in the escrow account expire unexercised, then the shares of our common stock that would have been issued upon such exercise, will be distributed among the remaining EnviroSystems Preferred Stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Our principal executive offices are currently temporarily located in Mooresville, North Carolina. We will remain in our Mooresville, North Carolina principal executive office until we locate more suitable premises in or around Charlotte, North Carolina.

In addition, we also maintain offices and space for limited manufacturing operations and finished goods warehousing in approximately 5,400 square feet of leased space at 1900 Wyatt Drive, Suite 15, Santa Clara, California. Rent is $5,400 per month and monthly common charges are $810. The term of the lease expired on October 31, 2005 and we have an agreement with the landlord to occupy and pay rent on a month-to-month basis until we move into more suitable premises. We also use a chemical warehouse facility located in Gilroy, California, for storage of concentrate goods inventory. Rent varies based on usage and has recently been approximately $450 per month on a month to month basis.

In June 2006 EnviroSystems entered into a lease agreement for office space at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117. The lease has a two year term commencing on August 15, 2006, and rent is $6,500 per month, with no common charges. We have the option to renew the lease for an additional two year term at a reduced rent of $5,200 per month. We intend to move EnviroSystems’ offices currently located in Santa Clara, California to this new space and consolidate with our principal executive offices.

We believe that our existing facilities are not adequate for the conduct of our business as currently configured and as currently contemplated to be conducted and therefore, as soon as possible, we intend to look for additional laboratory, warehouse and office.

ITEM 3. LEGAL PROCEEDINGS

In January 2006, we received notice from the EPA Region 9 that it had conducted tests of a single sample of our EcoTru product taken from a distributor’s inventory and that the results of such tests raised issues regarding EcoTru’s labeling claims. In response, in January 2006, we: (1) voluntarily suspended sales, marketing and distribution of EcoTru®; (2) initiated a retrieval program to recover stocks of EcoTru® manufactured during 2005 remaining in customer inventories; (3) commenced a comprehensive review of our manufacturing procedures; and (4) began a re-testing program. New test data will be combined with the robust data set which substantiates the current labeling and marketing claims for the EcoTru® products in order to support new submissions and the reintroduction of EcoTru®. A final settlement that resolved EPA’s allegations has been signed by ESI and submitted to EPA for countersignature. The settlement agreement provides for payment by ESI of a civil penalty of approximately $16,500.

Except for the foregoing, we are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently trading on the OTC Bulletin Board under the stock symbol “TNSW.” The first day on which our shares were traded was September 1, 2005. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Period from January 1, 2006 to March 31, 2006	$3.25	$1.40
Period from October 1, 2005 to December 31, 2005	$3.45	$.30
Period from September 1, 2005 to September 30, 2005	$.30	$.05

Number of Stockholders

As of June 21, 2006, there were approximately 250 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the period covered by this Transition Report on Form 10-KSB, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”) except as follows:

Pursuant to a securities purchase agreement dated as of October 31, 2005, we issued and sold to MV Nanotech Corp., 3,230,000 shares of restricted common stock and a warrant to purchase up to an additional 4,000,000 shares of common stock. The warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. We received $80,750 for the common stock and warrant, of which $40,375 was paid in cash and the remainder of which was paid pursuant to a non-interest bearing promissory note in the principal amount of $40,375, paid on January 12, 2006. The shares of common stock and there warrant were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

In connection with the Merger, we issued 6,400,000 shares of our Common Stock to the holders of EnviroSystems preferred stock in exchange for all the issued and outstanding shares of EnviroSystems preferred stock. The shares of Common Stock issued in the Merger were issued were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

Concurrently with the closing of the Merger, we completed the sale of 4,250,000 shares of Common Stock in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated November 16, 2005 (the “Offering”). We received gross proceeds of $8,500,000 from the sale of these shares.

The Offering was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. None of the shares of our Common Stock were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. We made this determination based on the representations of the persons obtaining such securities which included, in pertinent part, that such persons were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such persons were acquiring such securities for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution, and that each such persons understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. In connection with the Offering, we paid an aggregate cash fee of $850,000, to Selling Agents and issued four-year warrants to purchase up to 637,500 shares of our Common Stock at an exercise price of $2.50 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Transition Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Transition Report on Form 10-KSB.

Overview

From our inception in August 2004, until our acquisition of EnviroSystems in merger transaction in January 2006, we had no material assets and/or business operations. As a result of the merger, EnviroSystems became our wholly owned subsidiary with EnviroSystems and our business became that of EnviroSystems. EnviroSystems was incorporated in the State of Nevada in 1996.

Through EnviroSystems, we manufacture and distribute a hard-surface disinfectant product known as EcoTru® Ready to Use (“EcoTru® RTU”). EcoTru RTU, which is manufactured using what we believe to be a unique and proprietary micro-emulsion biocide technology platform, effectively kills numerous bacteria, fungi, and viruses, including Hepatitis B and C, HIV, herpes and influenza. In addition to being highly effective as a broad-spectrum disinfectant, EcoTru® is unique in the market place in that it combines this effectiveness in a product which is non-toxic, non-corrosive, non-flammable and not harmful to the environment.

Recent EPA Action and Product Retrieval Program

Historically, sales of EcoTru RTU accounted for substantially of EnviroSystems’ revenues. In January 2006, we initiated actions in response to communications with the U.S. Environmental Protection Agency (EPA) and EnviroSystems voluntarily suspended sales, marketing and distribution of EcoTru® disinfectant products and initiated a retrieval program to recover existing stocks of EcoTru® manufactured during 2005 that were remaining in customer inventories.

As a result, sales of EcoTru RTU during the transition period only reflect sales from April 1, 2005 to the middle part of January 2006. At March 31, 2006, the Company has accrued $270,000 which is its best estimate of its obligation regarding the EPA action and voluntary recall.

Change in Fiscal Year

On January 26, 2006, our Board of Directors approved a change in our fiscal year-end from September 30 to March 31 in order to have our fiscal year-end coincide with the fiscal year of our operating subsidiary, EnviroSystems, Inc. In the future, we will report on a March 31 year end basis, with our first three fiscal quarters ending on June 30, September 30, and December 31. Since Telecomm is a holding company, with no prior operations, and all current operations conducted through its subsidiary EnviroSystems, we decided to provide financial statements for the twelve month period ending March 31, 2006. Accordingly, this Transition Report on Form 10-KSB covers the transition period from March 31, 2005 through March 31, 2006. We refer to the period March 31, 2005 through March 31, 2006 as the "Transition Period" or the "twelve months ended March 31, 2006" or the “fiscal year ended March 31, 2006.”

Results of Operations

Year Ended March 31, 2005 compared to Year Ended March 31, 2006

Revenues. Our revenues for the year ended March 31, 2006 and 2005 were $486,568 and $670,214, respectively. This is a decrease of $183,646 or 27%. This decrease is directly attributive to the EPA action and the Company’s voluntary recall and suspension of sales during the last quarter of our fiscal year.

Cost of Sales. Cost of sales for the year ended March 31, 2006 and 2005 were $761,563 and $661,133, respectively, an increase of $100,430 or 15%. The increase includes $140,000 for the reserve for returned product due to the EPA action and the voluntary recall.

Operating Expenses. Total operating expenses for the year ended March 31, 2006 and 2005 were $3,285,549 and $2,309,358, respectively, an increase of $976,191 or 42%.

During the year ended March 31, 2006, the Company reduced its marketing and sales efforts and expenses in these areas. This reduction of $279,568 ($118,628 for marketing; $160,940 for sales) over the previous period was mainly a result of the reduction in personnel and travel-related costs due to the Company’s budgetary constraints. The Company hired its current Vice President of Marketing & Sales in February 2006. Prior to that date the Company did not have a full time sales and marketing person or staff for most of the current period.

Product development increased during the year ended March 31, 2006 from 2005 by $584,022. The Company changed its estimate of the useful life of its product development cost during the current period. Due to this change product development cost increase by $659,254 for the change in estimate of useful life. Offsetting decreases in product development from the prior year were due primarily to a reduction in personnel costs. The Company hired its current Chief Science Officer in February 2006. Prior to that date the Company did not have a full time product development person or staff for most of the current period.

Liquidity and Capital Resources

For the year ended March 31, 2006, we used $1,936,179 in operating activities, compared with $1,415,679 used in operating activities for the year ended March 31, 2006. The Company reduced accounts payable balance by $878,307 during the current period.

We had net cash provided by financing activities of $5,280,786 for the year ended March 31, 2006 compared with $1,384,372 provided by financing activities for the year ended March 31, 2005. Cash provided by financing activities for the year ended March 31, 2006, consisted of $6,951,084 in proceeds from a private offering (see below) of our common stock which was completed on January 10, 2006 and additional proceeds from borrowings of $700,000. Cash used in financing activities included payments of notes and convertible debt of $2,301,909 and payment of an amount due to a former officer of $68,389.

We had net cash provided from investing activities of $42,766. The Company received $4,177 in cash in the merger transaction and received payment on a note receivable of $40,350.

Our inventory was reduced at March 31, 2006 from March 31, 2005 by $187,040 and our accounts receivables were also reduced by $52,974. These reductions are due to the EPA action and our voluntary recall and suspension of sales during the last quarter of our fiscal year. We have recorded a reserve of $270,000 for anticipated cost associated with the EPA action.

We received net proceeds from a private placement of stock during the current period. We raised a gross amount of $8,500,000. After paying fees ($850,000) and related cost associated with the offering ($698,916) we received a net amount of $6,951,084.

During the current period, we were able to pay in full the $2,301,909 in notes, convertible debt, accrued interest of $110,036 and the amount due to a former officer in total in the amount of $68,389. We paid these amounts from the proceeds of the private placement transaction.

Contractual Obligations

We do not have any long-term material contractual obligations as of March 31, 2006.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements:

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience.

Trade Secret

The trade secret of the formula/formulation of ESI’s product, at the time acquired by the Company was based upon the valuation of an independent appraiser.

Impairment of Long Lived Assets

The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144 Accounting for the Impairment or Disposal of Long Lived Assets. Once annually, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging currant operations for any measured impairment.

Revenue Recognition

Revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exists; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured.

Persuasive evidence of an arrangement is demonstrated via a purchase order from our customers. Delivery occurs when title and all risks of ownership are transferred to the purchaser which generally occurs when the products are shipped to the customer. No right of return exists on sales of product except for defective or damaged products. The sales price to the customer is fixed upon acceptance of purchase order. To assure that collectibility is reasonably assured we perform ongoing credit evaluations of all of our customers.

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

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, the Company may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it is probable that future cost will be incurred and such cost can be measured.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose all of your investment.

Risks Related To Our Business

In January 2006, we suspended sales, marketing and distribution of EcoTru RTU and commenced a voluntary recall of all such products produced since January 2005 which remained in customers’ inventories. We cannot predict when, if ever, we will recommence sales or the harm such recall will have on our reputation and business.

In February 2006, in response to an EPA inquiry, we suspended sales, marketing and distribution of EcoTru RTU and commenced a voluntary recall of EcoTru products produced since January 2005 and remaining in customers’ inventories. As of March 31, 2006, we had accrued $270,000 as our best estimate of the costs to us of the EPA action and the recall . We have initiated additional product testing to be submitted to the EPA for review. We cannot predict when, if ever, we will be recommence sales of EcoTru RTU or if we will be able to sell our products with the efficacy claims originally listed on our labels. If we are not able to sell, market or distribute EcoTru RTU, or if we are not permitted to use our prior efficacy claims, it could have a material adverse effect on our prospects, business and results of operations. Further, we cannot predict at this time the effect the recall has had, or will have, on our reputation and business.

If our additional product testing do not prove the efficacy of our product or does not result in the receipt of EPA authorization, we will not be able to sell our products under their prior label claims which could have a material adverse effect on our ability to market and sell our products.

The results of our efficacy studies may not show that EcoTru RTU meets the same standards as previously shown. In that event, we will have to devote significant financial and other resources to further research and development, commercialization of our products using our technologies will be delayed or may never occur. Although our earlier tests and studies resulted in EPA approval for a variety of efficacy claims, the results from these earlier tests may not be representative of the results we obtain from any future tests, including our current tests.

Even if our tests do reconfirm the efficacy of our products, we cannot assure that the EPA will accept our results without additional testing and review. If the EPA does not accept the results of our tests, they may require that we conduct additional tests and studies and submit that data before EPA will reconsider approval of our product claims. We may need to expend substantial resources to conduct further tests and studies to obtain data that EPA believes is sufficient. Depending on the extent of these tests and studies, this process could take a significant amount of time and/or may require us to expend more resources than we may have available. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

Our products are subject to periodic random testing by the EPA and we cannot assure that such tests will not result in further EPA letters of inquiry or other actions.

Our products are subject to periodic inspection by the EPA and other authorities, where applicable, and must comply with the EPA’s standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product and could result in the imposition of market restriction through labeling changes or in product removal. Product authorization may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of the product occur following approval. Further, we rely on distributors for sales and we cannot control how they store our products. Improper storage could result in reduced efficacy. If products selected for random testing by the EPA have not been properly stored, then the EPA tests may result in a finding that our products do not meet the efficacy standards on our labels. If EPA testing results in findings that our products do not meet EPA standards, it could have a material adverse effect on our business, reputation and results of operation.

We are dependent upon sales of a single product, EcoTru® RTU to the healthcare industry for most of our sales. If our EcoTru® RTU product fails to gain market acceptance our business will suffer.

 EcoTru® RTU is currently our only product and sales of this product to customers in the healthcare industry account for substantially all of our revenue. We cannot provide assurance that we will be successful in convincing additional customers in the healthcare market to use our product once it returns to distribution or if we can successfully branch out into other markets. Certain competitors have products that are established in our target markets, and we may not be able to convince users of those products to switch to EcoTru® RTU. Healthcare professionals may be hesitant to utilize our product given our product pricing structure and the fact that we are a relatively small company. If our product fails to gain additional acceptance in the healthcare industry, our business will be harmed.

We have not applied for patents on our proprietary technology and rely upon trade secret protection to protect our intellectual property; it may be difficult and costly to protect our proprietary rights and we may not be able to ensure their protection.

We have not applied for patent protection for our proprietary formulas and nano-emulsion technology and have decided instead to rely upon trade secret protection to protect such intellectual property. Trade secrets are difficult to protect and while we use reasonable efforts to protect our trade secrets, we cannot assure that our employees, consultants, contractors or scientific advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we are unable to defend our trade secrets from illegal use, or if our competitors develop equivalent knowledge, it could have a material adverse effect on our business.

Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors’ offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third party use. Enforcing a claim that a third party illegally obtained and is using our trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

Potential claims alleging infringement of third party’s intellectual property by us could harm our ability to compete and result in significant expense to us and loss of significant rights.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

To date we have had significant operating losses, and an accumulated deficit and have had limited revenues and do not expect to be profitable for at least the foreseeable future, and cannot predict when we might become profitable, if ever.

We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of March 31, 2006, we had an accumulated deficit of approximately $18,681,900. We also have had limited revenues. Revenues for the twelve months ended March 31, 2005 and March 31, 2006, were $670,214 and $486,568, respectively. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

Terms of subsequent financings may adversely impact your investment.

We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in the common stock could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Shares of common stock which we sell could be sold into the market, which could adversely affect market price.

We operate in a highly regulated industry, which may delay the introduction of new products, cause withdrawal of products from the market, and have other adverse consequences.

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals, including an EPA registration for our core product EcoTru® RTU. Permits and approvals may be subject to revocation, modification or denial under certain circumstances. While we believe we are in compliance in all material respects with environmental laws, there can be no assurance that our operations or activities will not result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on us. In addition, we cannot predict the extent to which any legislation or regulation may affect the market for our products or our cost of doing business. See “Description of Business - Government Regulations.”

We may need to raise capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development efforts.

If in the future, if we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue the commercialization, marketing and sale of our products.

We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our independent registered auditors have expressed doubt about our ability to continue as a going concern and the independent auditors EnviroSystems expressed doubt about its ability to continue as a going concern.

Telecomm’s audited financial statements for the period ended September 30, 2005 included an explanatory footnote that such financial statements were prepared assuming that we would continue as a going concern. Further, EnviroSystems’ audited financial statements for the year ended March 31, 2005 and 2006, contained a similar qualification.

We do not have sufficient internal manufacturing capabilities to produce sufficient quantities of our product to meet current levels of demand and we rely upon a single supplier for our EcoTru® concentrate and one supplier for final processing and bottling of EcoTru® RTU making us vulnerable to supply disruption, which could harm our business.

We have limited manufacturing capabilities and rely upon two outside suppliers: BioRad Industries produces our EcoTru® emulsion concentrate for us, and Royal Chemical converts the concentrate into EcoTru® RTU. We believe that using just two suppliers to produce EcoTru® RTU helps us to protect our trade secrets by limiting the number of third parties that have access to our proprietary information. We do not have contracts with our suppliers and rely upon purchase orders for purchasing concentrate and EcoTru® RTU. If our suppliers are unable to provide us with product in quantities we require or meeting our specifications, or if they raise their prices we would be required to seek new suppliers. Although we maintain inventories of EcoTru® concentrate and EcoTru® RTU which we believe would be sufficient to provide us with the time to locate alternative suppliers, if we are required to find new suppliers, we cannot assure that we will find alternative suppliers who will supply us with EcoTru® concentrate and EcoTru® RTU on similar economic terms, which could increase our costs of goods sold and have an adverse effect on our sales and results of operations.

In addition, if our suppliers encounter problems during manufacturing as a result of, among other things, failure to follow our protocols and procedures, failure to comply with applicable regulations, or equipment malfunction, any of which could delay or impede their ability to meet our demand, it could have a material adverse effect on our business. Further, any interruption or delay in the supply of EcoTru® concentrate or EcoTru® RTU, or our inability to obtain such goods from alternate sources at acceptable prices in a timely manner, could impair our ability to meet our customers demand and cause them to cancel orders or switch to competitive products, which would harm our business.

We rely upon a single supplier for parachlorometaxylenol (PCMX), the active ingredient in EcoTru® RTU.

We rely upon a single supplier, Clariant Corporation, to provide us with PCMX, which is the biocide used in our EcoTru® RTU products. Clariant Corporation is one of the largest suppliers of PCMX in the United States with some smaller sources in the United States. There are also some smaller foreign sources. If Clariant Corporation is unable to supply us with PCMX in the quantities and on the economic terms that we require, it could have a material adverse effect on our business. We have no written agreement with Clariant.

We lack sales, marketing and distribution capabilities and depend on third parties to market our product.

We do not have an internal sales organization dedicated solely to sales and marketing of our product and therefore we must rely upon third party distributors to market and sell our product. These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our product that we require. We also rely upon third party carriers to distribute and deliver our product. As such, our deliveries are to a certain extent out of our control. If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available. If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

We may face product liability for the products we manufacture and sell.

Manufacturing, marketing and sale of our products may subject us to product liability claims. We currently have insurance coverage against product liability risks up to an aggregate annual limit of approximately $1,000,000. However, such insurance coverage may not be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material to us.

All of our operations are conducted at a single location. Any disruption at our facility could adversely affect our operations and increase our expenses.

All of our operations are currently conducted at a single location in Santa Clara, California. We take precautions to safeguard our facility, including insurance, health and safety protocols. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our books and records, computer systems, or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

If we are unable to establish sufficient sales and marketing capabilities or enter into and maintain appropriate arrangements with third parties to sell, market and distribute our product, our business will be harmed.

We have limited experience as a company in the sale, marketing and distribution of EcoTru® RTU. We depend upon third parties to sell our product both in the United States and internationally. To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

We face competition in our markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than we have.

Our products face competition from products which may be used as an alternative or substitute therefore. In addition we compete with several large companies in the disinfectant business. To the extent these companies, or new entrants into the market, offer comparable disinfectant products at lower prices, our business could be adversely affected. Our competitive position is based principally on our micro-emulsion technology, product quality and product safety. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Description of Business - Competition.”

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources, and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our success depends in part on our ability to retain key employees including our executive officers. Following the Merger we have only entered into an employment agreement with one of our executives. Also, we do not currently carry "key man" insurance on our executives but intend to obtain it in the near future. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

We cannot predict the impact of our proposed marketing efforts. If these efforts are unsuccessful we may not earn enough revenue to become profitable.

Our success will depend on investing in marketing resources. Our proposed business plan includes hiring marketing personnel and a dedicated sales force and developing a comprehensive marketing plan for our product. Such a marketing plan may include attending trade shows and making private demonstrations, advertising and promotional materials, advertising campaigns in both print and broadcast media, and advertising/promotion-related operations.  We cannot give any assurance that these marketing efforts will be successful. If they are not, revenues may be insufficient to cover our fixed costs and we may not become profitable.

Our business was recently acquired which means that we have a limited operating history upon which you can base your investment decision.

Prior to January 2006, we were a shell company with no operations and minimal assets. In January 2006, we acquired EnviroSystems and our business became that of EnviroSystems. Accordingly, we have a limited operating history upon which an evaluation of our prospects can be made. Our strategy is unproven and the revenue and income potential from our strategy is unproven. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this section. Our business strategy may not be successful and we may not be able to successfully address these risks. If we are unsuccessful in the execution of our current strategic plan, we could be forced to reduce or cease our operations.

Our management has limited experience running our businesses which may hamper with our ability to make effective management decisions.

All of our operations were acquired in January 2006 and at that time we hired our executive officers and appointed new board members to run our business. Therefore, our experience in operating our current business is limited. Our senior executives have limited experience working with each other. Consequently, internal communication and business-decision making processes are evolving. We may react too slowly or incorrectly to trends that may emerge and affect our business. Our future success depends on the ability of the senior executives to establish an effective organizational structure and to make effective management decisions despite their limited experience.

We have experienced a history of losses and expect to incur future losses. Therefore, we must continue to raise money from investors to fund our operations. If we are unable to fund our operations, we will cease doing business.

We have recorded very limited revenue from operations to date and we have incurred a cumulative loss of approximately $18,681,900 through March 31, 2006. We expect to incur significant operating losses and negative cash flows over the next several quarters due to the costs of expanded research and development of our products. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We are a development stage company focused on developing and implementing our EcoTru RTU products. We have generated negative revenue to date. Consequently, we must raise money from investors to maintain our operations. If we can’t fund our operations through product sales and investments by third parties, we will have to cease operations.

We have relied almost entirely on external financing to fund our operations and acquisitions to date.

Because we have never generated meaningful revenue and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Relationship with Principal Stockholders

Prior holders of EnviroSystems preferred stock beneficially own, or have the right to acquire, approximately 40% (6,400,000 shares) of our common stock. As a result, such persons will have substantial influence in all matters requiring a vote of our stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Our business may be affected by factors outside of our control.

Our ability to increase sales, and to profitably distribute and sell our products, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive and risks associated with changes in demand for disinfectants which can be affected by economic conditions, health care reform and government regulation.

Risks Related To Our Common Stock

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

The securities of public companies can experience extreme price and volume fluctuations, which can be unrelated or out of proportion to the operating performance of such companies. We expect our common stock price will be subject to similar volatility. Any negative change in the public’s perception of the prospects of our company or companies in our market could also depress our common stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

➢	regulatory actions;

➢	variations in our operating results;

➢	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

➢	recruitment or departure of key personnel;

➢	litigation, legislation, regulation or technological developments that adversely affect our business;

➢	changes in the estimates of our operating results or changes in recommendations by any securities analyst that elect to follow our common stock; and

➢	market conditions in our industry, the industries of our customers and the economy as a whole.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock may be affected by research and reports that industry or financial analysts may in the future publish about us or our business. We will not control these analysts. There are many large, well-established publicly traded companies active in our industry and market, which will mean it will be less likely that we receive widespread, if any, analyst coverage. Furthermore, if one or more of the analysts who in the future elect to cover us, downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our common stock price to decline.

We have no intention to pay dividends on our common stock.

For the foreseeable future, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock. As a result, investors should not expect to receive dividends on any of the shares of our common stock purchased by them, for a long period of time, if ever.

Our common stock is quoted on the OTC Bulletin Board and there may be a limited trading market for our common stock.

Our common stock is quoted on the OTC Bulletin Board. There is extremely limited and sporadic trading of our common stock, and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors in our common stock may be unable to sell their shares.

Future sales of shares of our common stock currently subject to an escrow and lock-up agreement may decrease the price for such shares.

As of March 31, 2006, we had 16,000,000 shares of common stock outstanding. Out of such shares, an aggregate of 6,400,000 shares of common stock, which we issued in connection with our acquisition of EnviroSystems are subject to an Escrow and Lock-Up Agreement. Included in the 6,400,000 shares subject to the Escrow and Lock-Up Agreement are 613,869 shares issuable upon the exercise of warrants and 982,362 shares issuable upon the exercise of options. If such options and/or warrants expire unexercised, the shares of common stock issuable to such holders will be distributed to the other EnviroSystems Series A Preferred Stockholders. When the Escrow and Lock-Up Agreement expires, such shares will be eligible for resale on the open market, many without any restrictions as to size or frequency of such sales. Actual sales, or the prospect of sales by our stockholders, may have a negative effect on the market price of the shares of our common stock.

If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital. In addition as of March 31, 2006, we had warrants to purchase up to an aggregate of 5,251,369 shares and options to purchase up to 2,139,082 shares of common stock outstanding. Further, we have up to an additional 3,700,000 shares of common stock reserved for future issuance under our 2004 Equity Compensation Plan and our 2006 Incentive Stock Plan.

Our common stock is subject to Penny Stock Rules, which could affect trading.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our common stock comes within the definition of “penny stock” and as a result is subject to the penny stock rules. Therefore, investors in our common stock may find it more difficult to sell their shares of common stock.

Our stockholders may encounter difficulties in obtaining, or may be unable to obtain, recovery from Weinick Sanders Leventhal & Co., LLP with respect to its audit of the financial statements of EnviroSystems and the inability to obtain this consent could negatively affect our ability to access public capital markets and to file future documents in a timely manner.

As a public company we are required to file periodic financial statements with the SEC that have been audited or reviewed by an independent accountant.   The independent auditor of EnviroSystems, Weinick Sanders Leventhal & Co., LLP (“Weinick”), provided a report on EnviroSystems’ financial statements for the fiscal year ended March 31, 2005.  However, Weinick has ceased doing business and we have been unable to obtain a reissued Weinick report for EnviroSystems’ financial statements included in this report. Our stockholders will encounter difficulties in obtaining or will be unable to obtain from Weinick, with respect to its audits of EnviroSystems’ financial statements for the year ended March 31, 2005, relief that may be available to investors under the federal securities laws against audit firms.

The inability of Weinick to reissue its audit report or, if necessary, to provide its consent to the incorporation of its audit report in other public filings could limit our ability to access the public capital markets or cause us to incur the additional cost of having the financial statements for the year ended March 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements for the twelve month period from March 31, 2005 to March 31, 2006 (including Notes thereto) and audited financial statements for EnviroSystems, Inc. for the year ended March 31, 2005 begins on page F-1 of this transition report.

The audited financial statements for EnviroSystems, Inc. for the year ended March 31, 2005 were prepared by Weinick Sanders Leventhal & Co., LLP ("Weinick"). Weinick ceased operations and no longer provides audit services to any publicly held company. Consistent with SEC’s guidance in paragraph 65 of AU 9508.15, in filing this Transition Report on Form 10-KSB, we have included the previously issued audit report of Weinick and disclosed that (a) the report is a copy of the previously issued Weinick report and (b) the report has not been reissued by Weinick.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Transition Report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause our controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization, and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of the end of the period covered by this Transition Report were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

During the period covered by this Transition Report, there have been no changes in our internal control over financial reporting that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our and EnviroSystems’ executive officers and directors, together with such person's business experience during the past five (5) years.

Name	Age	Position(s)
J. Lloyd Breedlove	58	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	47	Chief Financial Officer, Secretary, Director
Charles Cottrell	62	Director
Jeffrey Connally	58	Director
Stephen A. Schneider	58	Director
Paul S. Malchesky	60	Chief Science Officer, EnviroSystems
Jeff Savino	53	Vice President, Marketing and Sales, EnviroSystems

J. Lloyd Breedlove

J. Lloyd Breedlove has been our and EnviroSystems’ President, Chief Executive Officer and Chairman of the Board of Directors since January 10, 2006 and since 2004, he has served as a member of the Board of Directors of EnviroSystems. From June 2003 to 2006, he was the President and Chief Executive Officer of Imalux Corporation a corporation in the medical imaging equipment industry. Prior thereto, from December 2000 to May 2003 he was the President and Chief Executive Officer of KIVALO a healthcare technology company with emphasis on disease management. From 1991to 1999, Mr. Breedlove served as the Executive Vice President and Group President of Steris Corporation, a developer and manufacturer of infection and contamination control products. From 1989 to 1991, he was the President and Chief Executive Officer of CRI, a developer of a vascular surgery product and prior thereto he was the Director of Sales and held other sales and management positions at Mallinckrodt, Inc., a diverse company focusing on supplying products to the healthcare industry. Mr. Breedlove has a wide range of experience working with companies in various stages of development from start-ups to companies with global operations. During Mr. Breedlove’s tenure at Steris, annual sales increased from $13 million to greater than $820 million. He has served on numerous advisory and corporate boards, with an emphasis on establishing healthcare businesses. Mr. Breedlove received an MBA from Western Carolina University. Serving in Viet Nam, he was awarded the Bronze Star, Bronze Star with Oak Leaf Cluster, Vietnamese Cross of Gallantry, Air Medal and Purple Heart.

Stephen Hoelscher

Mr. Hoelscher has been our and EnviroSystems’ Chief Financial Officer, Secretary and a member of our Board of Directors since January 10, 2006. Mr. Hoelscher is a Certified Public Accountant and has 24 years of accounting and auditing experience. Mr. Hoelscher is a 5% owner of, and also the CFO for, Mastodon Ventures, Inc., (an affiliate of MV Nanotech) a financial consulting business in Austin, Texas, a position that he has held since 2000. MV Nanotech previously made loans to us in the aggregate amount of $850,000, which amount (plus accrued but unpaid interest) was repaid out of the net proceeds of our private offering completed in January 2006. Since May, 2004, Mr. Hoelscher has also served as the Chief Financial Officer of EnXnet, Inc, a Tulsa, Oklahoma based publicly traded technology company, he has provided accounting consulting services to EnXnet since January 2001. Mr. Hoelscher will continue to provide limited consultation to Mastodon and will continue to consult with EnXnet but will devote such time as necessary to the performance of his duties to us. From 1997 to 2000, Mr. Hoelscher was the Controller for Aperian, Inc. an Austin, Texas based publicly traded company. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Charles Cottrell

Charles Cottrell has been a member of our and EnviroSystems’ Board of Directors on January 10, 2006. Since 2001, Mr. Cottrell has served as a principal of Mountain Green LLC, a manufacturer and distributor of natural cleaning products, located in Scottsdale, Arizona. Prior thereto, from 1979 to 1999, he served as the Chairman and Chief Executive Officer of Cottrell Limited, an Englewood, Colorado based company providing infection control products and services to the national healthcare market. Mr. Cottrell has over 30 years experience in bringing new products to market and developing brands. Mr. Cottrell received a Bachelor of Science from the University of Pittsburgh, and attended the Wharton School of Business’ Entrepreneurial Studies and Growth Programs and the Harvard University Business School’s Business Owners/President’s Program.

Jeffrey Connally

Jeffrey Connally has been a member of our and EnviroSystems’ Board of Directors on January 10, 2006. Mr. Connally also serves a director of CM IT Solutions, Inc. Mr. Connally is a partner in Gener8biz, Inc., a sales and marketing consulting firm which he founded in May of 2003. Mr. Connally leads strategic engagements for Gener8biz’ high-tech, healthcare and financial services clientele. Prior thereto, in 1998 Mr. Connally was a founder of UpLink Corporation where he provided sales and marketing leadership and created the marketing, business development, sales, installation and support infrastructure for UpLink’s wireless/GPS-based technology. Mr. Connally has also held executive positions with several startup technology companies where he was responsible for establishing the sales process and channel strategy. Mr. Connally received a Bachelors in Business Administration from St. Michaels College in 1969 and an MBA from the University of Texas in 1993.

Stephen A. Schneider

Stephen A. Schneider has been a member of our and EnviroSystems’ Board of Directors on January 10, 2006. From November 2004 until January 2006, Mr. Schneider served as the Interim President and Chief Executive Officer of EnviroSystems. Mr. Schneider is co-founder and a former director of Alexza Pharmaceuticals, Inc., (formerly Alexza Molecular Delivery Corporation), a specialty pharmaceutical company developing drug products delivered by inhalation using a proprietary nano/micro-particle vaporization technology. Alexza was formed in December 2001, through the merger of Alexza Corporation and Molecular Delivery Corporation, a company engaged in developing new pharmaceutical delivery methods, founded in 1997 by Mr. Schneider. From 2001 to 2003, Mr. Schneider served as President and Chief Operating Officer of Alexza. Prior thereto, from 1997 to 2001, he served as the President and Chief Executive Officer of Molecular Delivery Corporation. From January to March 2004, Mr. Schneider served as a consultant to the founder and President of TiNi Alloy Company. Mr. Schneider has 20 years experience in the pharmaceutical, medical device and medical service industries and has developed a number of early stage, start-up companies. Mr. Schneider received a Bachelor of Arts from Earlham College, a Master of Arts from the University of Houston, a JD from Golden Gate University of Law, and attended the Stanford University Graduate School of Business’ Stanford Leadership Academy, Executive Program for Growing Companies and Finance and Accounting for Non-Finance Executive programs.

Paul S. Malchesky

Paul S. Malchesky, D. Eng. has served as the Chief Science Officer of our subsidiary, EnviroSystems, since January, 2006. Dr. Malchesky is a former Vice President of Operations and Discovery and Development for NanoScale Materials, Inc. in Manhattan, KS. Previously, he served as Vice President of Investigational Research at STERIS Corporation, Mentor, OH, and Staff Member at the Cleveland Clinic Foundation in Artificial Organs in Cleveland, OH. As an academician, Dr. Malchesky is Associate Professor of Surgery, Baylor College of Medicine, Houston, Texas, Adjunct Staff in Biomedical Engineering, Cleveland Clinic Foundation, and Adjunct Professor in Chemical Engineering at Kansas State University. He is also President of the International Center for Artificial Organs and Transplantation (ICAOT). Dr. Malchesky is also the Editor-in-Chief of Artificial Organs and Managing Editor of Therapeutic Apheresis and Dialysis. He holds a Doctorate in Engineering from Cleveland State University, M.S. degrees in Chemistry from Case Western Reserve University and in Chemical Engineering from Cleveland State University and a B.S. Degree in Chemistry from St. Francis College (PA).

Jeff Savino

Jeff Savino has served as the Vice President of Marketing & Sales of our subsidiary, EnviroSystems, since January, 2006. Mr. Savino has nearly thirty years of proven experience in medical marketing and sales, spanning from small to large corporations. His background includes, new product introductions, operations experience, and international commerce and business Most recently he built and managed a national distribution network at Boehringer Labs. Previously, Mr. Savino held a number of responsible positions in his ten years of service with STERIS Corporation, including Vice President, International Health Care, Latin American Operations. His marketing and sales career began with Baxter. Mr. Savino holds a B.S. Degree in Biology from City University of New York.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Certificate of Incorporation.

The Board of Directors shall be elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of stockholders and until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, then the stockholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.

Compensation of Directors

It is intended that each member of our Board of Directors who is not an employee of Telecomm (a “non-employee director”) will receive an annual retainer in cash and/or shares of Common Stock as determined by our Board of Directors and all directors will be reimbursed for costs and expenses related to attendance at meetings of the Board of Directors.

Our employee directors will not receive any additional compensation for serving on our Board of Directors or any committee of our Board of Directors, and our non-employee directors will not receive any compensation from us for their roles as directors other than the retainer, attendance fees and stock option grants described above.

Compliance with Section 16(a) of the Exchange Act.

Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and therefore our executive officers, directors and beneficial holders of ten percent or more of our common stock were not subject to Section 16(a).

Committees of the Board of Directors

We have appointed an Audit Committee and a Compensation Committee. The Board of Directors appoints the members of each Committee.

Audit Committee and Code of Ethics.

We have appointed an audit committee, consisting of Directors Cottrell, Hoelscher and Schneider. We have not adopted an audit committee charter or made a determination as to whether any of our directors would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

Compensation Committee

We have appointed a Compensation Committee, consisting of Directors Breedlove, Connally and Schneider. The Compensation Committee is responsible for recommending to the Board of Directors compensation payable to our senior officers and administration of our stock plans.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

Based on our inquiries of all of our officers and directors, we are not aware of any pending or threatened legal proceedings involving any of our officers or directors that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and holders of greater than 10% of our outstanding shares of common stock are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the Transition Period ended March 31, 2006 (collectively, the "Named Executive Officers"). For the fiscal years ended September 30, 2004 and 2005, and for the period from October 1, 2005 to January 10, 2006, our Chief Executive Officer and our other executive officers received no compensation.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary ($)*	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options
J. Lloyd Breedlove, President and Chief Executive Officer	2006	$59,856	50,000	0	0	750,000

* Represents amounts paid for the period from January 10, 2006 to March 31, 2006.

J. Lloyd Breedlove became our President and Chief Executive Officer, in January 2006. Mr. William Sarine, our former President, Chief Executive and Chief Financial Officer, and Tony Summerlin, our former, Vice President, each resigned their respective offices effective January 10, 2006.

Employment Agreements

We are party to an employment agreement with J. Lloyd Breedlove, pursuant to which Mr. Breedlove agreed to serve as our President, Chief Executive Officer and Chairman of the Board, effective January 10, 2006. The agreement has a 3 year term, commencing as of January 10, 2006. The agreement provides for a base salary of $225,000 during the first year of its term and $250,000 during each of the second and third years of its term. In addition, upon the closing of our January 2006, private offering and acquisition of EnviroSystems, we paid to Mr. Breedlove a signing bonus of $50,000 and granted to Mr. Breedlove 4 year options to purchase up to 750,000 shares of our common stock at an exercise price of $2.50 per share, vesting over a three year period in equal installments. Under the agreement, we have the right to terminate Mr. Breedlove without cause upon 12 months prior written notice. If Mr. Breedlove is terminated without cause by us, he will be entitled to receive a lump sum payment equal to the lesser of 12 months of the base salary then in effect or the balance of this base salary due under the agreement for the remainder of the term of the agreement. In addition, Mr. Breedlove is entitled to participate in all our benefit programs in effect during the term of the agreement and we have agreed to provide Mr. Breedlove with a life insurance policy in the face amount of $2,000,000, the beneficiary of which to be determined by Mr. Breedlove.

Other Compensation

In addition to the employment agreement with J. Lloyd Breedlove, we pay Mr. Hoelscher $80,000 per year in consideration for Mr. Hoelscher serving as our Chief Financial Officer. We have not entered into an employment agreement with Mr. Hoelscher.

In connection with their hiring, we granted to each of Dr. Malchesky and Mr. Savino, options under our 2006 Stock Incentive Plan to purchase up to 200,000 shares of our common stock at an exercise price of $2.00 per share.

We may also issue to our officers and directors stock options on terms and conditions to be determined by the Compensation Committee of our Board of Directors.

Stock Option Plans

2004 Equity Compensation Plan

We adopted our 2004 Equity Compensation Plan on September 1, 2004. The plan provides for the grant of options intended to qualify as “incentive stock options”, options that are not intended to so qualify or “nonstatutory stock options” and restricted stock. The total number of shares of common stock reserved for issuance under the plan is 1,300,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change. No grants have been made under the plan.

The plan is administered by the Compensation Committee of our Board of Directors, which selects the eligible persons to whom options or stock awards shall be granted, determines the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option or stock award granted under the plan shall be evidenced by a written agreement between us and the optionee.

Grants may be made to our employees (including officers) and directors and to certain consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory options is determined by the Compensation Committee of our Board of Directors. Incentive stock options granted under the plan have a maximum term of ten years, except for grants to 10% stockholders which are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the Compensation Committee of our Board of Directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

2006 Telecomm Stock Incentive Plan

In connection with the merger, our Board of Directors adopted, subject to shareholder approval, the 2006 Telecomm Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and stock appreciation rights. The number of shares of common stock that may be issued under the 2006 Plan is 2,400,000 shares.

The 2006 Plan will be administered by the Compensation Committee of our Board of Directors, which will select the eligible persons to whom options or stock awards shall be granted, determine the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interpret the provisions of the plan and, subject to certain limitations, may amend the plan. Each option or stock award granted under the plan shall be evidenced by a written agreement between us and the optionee.

Grants may be made to our employees (including officers) and directors and to certain consultants and advisors.

The exercise price for incentive stock options granted under the 2006 Plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory options will be determined by the Compensation Committee of our Board of Directors. Incentive stock options granted under the 2006 Plan will have a maximum term of ten years, except for grants to 10% stockholders which are subject to a maximum term of five years. The term of nonstatutory stock options will be determined by the Compensation Committee of our Board of Directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

Option Grants during Transition Period

The following table sets forth certain information concerning options granted to the Named Executive Officers during the Transition Period:

	Individual Grants
Name	Number of Shares Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

J. Lloyd Breedlove	750,000	65.22%	$2.50	1/10/2010

Aggregated option exercises during Transition Period and option values as of end of Transition Period

The following table sets forth information with respect to option exercises during the transition period ended March 31, 2006 and the number and value of options outstanding at March 31, 2006 held by the Named Executive Officers:

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options as of March 31, 2006		Value of Unexercised In-the- Money Options as of March 31, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Lloyd Breedlove	0	0	310,892	500,000	$175,000	$350,000

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing price on the OTC Bulletin Board of $3.20 per share on March 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2006:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	1,300,000*
Equity compensation plans not approved by security holders	1,150,000	$2.32	2,400,000**
Total	1,150,000	$2.32	3,700,000
* Represents shares issuable under the 2004 Equity Compensation Plan.
** Represents shares issuable under the 2006 Stock Incentive Plan which was adopted by the Board of Directors subject to stockholder approval.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table sets forth certain information as of March 31, 2006 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner	Amount (1)	Percent of Class
Directors and Named Executive Officers (2):
J. Lloyd Breedlove (3)	310,892	1.91%
Steve Hoelscher (4)	3,457,141	18.04%
Charles Cottrell	0	*
Jeffrey Connally	0	*
Stephen A. Schneider (5)	608,922	3.67%

All directors and named executive officers as a group (5 persons)	4,376,955	20.34%

Other 5% or Greater Beneficial Owners
The Ferguson Living Trust UDT 8/13/74 (6) 2100 Gold Street San Jose, CA 95164	3,089,739	18.61%
MV Nanotech, Inc. (7) 800 Brazos Street Suite 1010 Austin, TX 78701	3,457,141	18.04%
* Less than 1%.

(1)
Beneficial ownership is calculated based on 16,000,000 shares of our common stock issued and outstanding, which includes the 6,400,000 shares issued in connection with our acquisition of EnviroSystems subject to the Escrow and Lock-Up Agreement. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)	The address for the directors and named executive officers is c/o Telecomm Sales Network, Inc., 561-D River Highway, PMB 297, Mooresville, North Carolina 28117-6830.

(3)
Includes 250,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $2.50 per share. Also includes 60,892 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems Preferred Stock, using a conversion ratio of 1.902881 shares of our common stock for each share of EnviroSystems Preferred Stock issuable upon exercise. Mr. Breedlove holds options to purchase 32,000 shares of EnviroSystems Preferred Stock which are exercisable to purchase up to 60,892 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems Preferred Stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems Preferred Stockholders. In the event of such a pro-rata distribution, Mr. Breedlove would be eligible to receive additional shares of common stock.

(4)
Includes 100,000 shares of common stock owned by Mastodon Ventures, Inc. and 193,797 shares of common stock and warrants to purchase up to 3,163,344 shares of common stock owned by MV Nanotech, Inc., a subsidiary of Mastodon Ventures, Inc. Mr. Hoelscher is a 5% owner and the CFO of Mastodon Ventures, Inc.

(5)
Includes 608,922 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems Preferred Stock, using a conversion ratio of 1.902881 shares of our common stock for each share of EnviroSystems Preferred Stock issuable upon exercise. Mr. Schneider holds options to purchase 320,000 shares of EnviroSystems Preferred Stock which are exercisable to purchase up to 608,922 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems Preferred Stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems Preferred Stockholders. In the event of such a pro-rata distribution, Mr. Schneider would be eligible to receive additional shares of common stock.

(6)
Consists of 2,780,331 shares of common stock issued in exchange for shares of EnviroSystems Preferred Stock and 309,408 shares of common stock issuable upon exercise of warrants to purchase EnviroSystems Preferred Stock using a conversion ratio of 1.902881 shares of our common stock for each share of EnviroSystems Preferred Stock held and issuable upon exercise of warrants. The Trust holds warrants to purchase 162,600 shares of EnviroSystems Preferred Stock which are exercisable to purchase up to 309,408 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems Preferred Stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems Preferred Stockholders. In the event of such a pro-rata distribution, the Trust would be eligible to receive additional shares of common stock.

(7)
Includes 193,797 shares of common stock and warrants to purchase up to 3,163,344 shares of common stock owned by MV Nanotech, Inc., and 100,000 shares of common stock owned by Mastodon Ventures, Inc., MV Nanotech’s parent corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EnviroSystems Transactions

In September 2005, EnviroSystems entered into a Settlement and Release Agreement with Diana Hoffman (“Hoffman”), its former President, Chief Executive Officer and Chairman of the Board and at that time a holder of 850,000 shares (83.19%) of EnviroSystems’ common stock. Pursuant to the terms of the agreement, EnviroSystems paid to Hoffman $312,314 as payment of back pay with interest and reimbursement of certain expenses, which such amount was paid out of the proceeds of the Offering. In connection therewith, in September 2005, MV Nanotech Corp. entered into a Stock Purchase Agreement with Hoffman, pursuant to which MV Nanotech purchased 850,000 shares of EnviroSystems common stock from Hoffman for an aggregate purchase price of $85,000.

In November 2005, The Ferguson Living Trust UTD 8/13/74 (the “Trust”), the then owner of 1,461,117 shares of EnviroSystems preferred stock, which represented approximately 57.89% of the issued and outstanding EnviroSystems preferred stock, and MV Nanotech Corp. (“MV Nanotech”), the then owner of 850,000 shares of EnviroSystems common stock, which represented approximately 83.19% of the issued and outstanding EnviroSystems common stock, entered into a Voting and Support Agreement, pursuant to which each of the Trust and MV Nanotech agreed to vote all of their respective shares of EnviroSystems common stock and EnviroSystems preferred stock in favor of the Merger Agreement and the Merger.

Telecomm Transactions

In August 2004, one of the Telecomm’s shareholders loaned Telecomm $500. The loan, which was unsecured, non-interest bearing, and payable on demand, was repaid in February, 2005.

Telecomm previously used office space provided at no charge by Skye Source, LLC, an entity owned by Telecomm’s former director/officers. The value of this space is not considered materially significant for financial reporting purposes.

In October 2005, MV Nanotech purchased from Telecomm 3,230,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock for an aggregate purchase price of $80,750. Half of the purchase price was paid in cash and the remaining $40,375 was paid pursuant to a promissory note made by MV Nanotech in favor of Telecomm, which is payable on or before December 31, 2005. In fiscal years 2005 and 2006, MV Nanotech, made bridge loans to EnviroSystems in the aggregate principal amount of $850,000 which were used to fund EnviroSystems’ operations. All of such aggregate principal amount of bridge loans (plus accrued but unpaid interest) will be repaid out of the net proceeds of the Offering.

Immediately prior to the Closing of the Merger and the Offering, pursuant to two Repurchase Agreements, each dated as of October 31, 2005, Telecomm repurchased from each of William Sarine and Tony Summerlin, Telecomm’s former officers and directors, 1,000,000 shares each of Telecomm common stock for a price of $12,500 ($25,000 for all 2,000,000 shares).

Stephen Hoelscher, our Chief Financial Officer is a 5% owner of and Chief Financial Officer of Mastodon Ventures, Inc., the parent corporation to MV Nanotech, Inc.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Certification of Incorporation (1)
3.2	By-Laws (1)
4.1	Specimen Certificate of Common Stock (1)
4.2	Form of Warrant (5)
10.1	2004 Equity Compensation Plan (1)
10.2	Securities Purchase Agreement, dated as of October 31, 2005 between MV Nanotech Corp. and Telecomm Sales Network, Inc. (2)
10.3
Agreement and Plan of Merger, dated as of November 11, 2005 by and between Telecomm, TSN Acquisition Corporation and EnviroSystems, Inc. (Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601b.2 of Regulation S-K. Telecomm Sales Network, Inc. agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.) (3)

10.4	Form of Registration Rights Agreement between Telecomm Sales Network, Inc. and the other signatories thereto. (5)
10.5	Commercial Lease Agreement dated June 6, 2006 by and between Morlake Executive Suites and EnviroSystems, Inc. (5)
10.6	Telecomm Sales Network, Inc. 2006 Stock Incentive Plan (5)
10.7	Form of Incentive Stock Option Agreement (5)
10.8	Form of Non-Qualified Stock Option Agreement (5)
10.9	Form of Restricted Stock Agreement (5)
21.1	Subsidiaries of the Registrant (5)
31.1	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Filed as an exhibit to Telecomm’s Registration Statement on Form SB-2 filed on March 16, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to Telecomm’s Current Report on Form 8-K filed on November 11, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to Telecomm’s Current Report on Form 8-K filed on November 17, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to Telecomm’s Current Report on Form 8-K filed on January 12, 2006 and incorporated herein by reference.
(5)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Williams & Webster, P.A. was our independent registered public accounting firm for the transition period ended March 31, 2006 and for the fiscal years ended September 30, 2005 and September 20, 2004.

For the transition period ended March 31, 2006, Williams & Webster, P.A. billed us $25,300 for auditing our annual financial statements or services that are normally provided by accountants in connection with statutory and regulatory filings for that fiscal year.

For the year ended September 30, 2005, Williams & Webster, P.A. billed us $20,200 for auditing our annual financial statements or services that are normally provided by accountants in connection with statutory and regulatory filings for that fiscal year.

Except as described above, we have not been billed for any services by Williams & Webster, P.A. Our audit committee has not authorized Williams & Webster, P.A. to provide any other services for us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 29, 2006	TELECOMM SALES NETWORK, INC.

By: /s/ J. Lloyd Breedlove
Name: J. Lloyd Breedlove
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 29, 2006	/s/ J. Lloyd Breedlove
J. Lloyd Breedlove, President, Chief Executive Officer and Director (principal executive officer)

June 29, 2006	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer and Director (principal financial and accounting officer)

June 29, 2006	/s/ Charles Cottrell
Charles Cottrell, Director

June 29, 2006	/s/ Jeffrey Connally
Jeffrey Connally, Director

June 29, 2006	/s/ Stephen A. Schneider
Stephen A. Schneider, Director

Telecomm Sales Network, Inc.

*We have included in this Transition Report on Form 10-KSB, pursuant to disclosure requirements of Item 7, the previously issued audit report from Weinick Sanders Leventhal & Co., LLP (“Weinick”) on the financial statements of EnviroSystems, Inc., for the fiscal year ended March 31, 2005 and 2004. We are not able to obtain the reissued audit report covering the 2005 financials statements of EnviroSystems because Weinick is no longer practicing public accounting. Consistent with SEC’s guidance in paragraph 65 of AU 9508.15, in filing its Transition Report on Form 10-KSB for the twelve months ended March 31, 2006, we have included the previously issued audit report of Weinick and disclosed that (a) the report is copy of the previously issued Weinick report and (b) the report has not been reissued by Weinick.

Board of Directors
Telecomm Sales Network, Inc.
Mooresville, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Telecomm Sales Network, Inc. as of March 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Envirosystems, Inc., a wholly owned subsidiary of Telecomm Sales Network, Inc. as of March 31, 2005, were audited by other auditors whose report dated April 24, 2005, except for Note 12 as to which the date is April 29, 2005, included an explanatory paragraph that described the conditions present which raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telecomm Sales Network, Inc., as of March 31, 2006 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 27, 2006

Weinick Sanders Leventhal & Co., LLP
Certified Public Accountants

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Envirosystems, Inc.

We have audited the accompanying balance sheets of Envirosystems, Inc. as at March 31, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Unites States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envirosystems, Inc. as at March 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred losses since inception and has working capital deficiencies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Weinick Sanders Leventhal & Co., LLP.

New York, New York
April 24, 2005 (except for Note 12, as to which
The date is April 29, 2005)

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP TO ENVIROSYSTEMS, INC. FOR THE YEAR ENDED MARCH 31, 2005 AND 2004. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP IN CONNECTION WITH THIS TRANSITION REPORT ON FORM 10-KSB.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$3,420,358	$32,985
Accounts receivable	11,615	64,589
Prepaid expenses	45,947	29,255
Inventory	105,192	292,232
TOTAL CURRENT ASSETS	3,583,112	419,061

FIXED ASSETS
Furniture & fixtures	135,660	155,593
Machinery & equipment	44,357	44,357
Capitalized software	131,843	131,843
Less accumulated depreciation	(240,476)	(202,786)
TOTAL FIXED ASSETS	71,384	129,007

OTHER ASSETS
Product development, net	-	659,254
Trade secret	1,400,000	1,400,000
Deposits	16,550	2,658
TOTAL OTHER ASSETS	1,416,550	2,061,912

TOTAL ASSETS	$5,071,046	$2,609,980

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$277,348	$1,144,786
Reserve for product returns	270,000	-
Notes payable	-	1,160,000
Loans payable	-	380,399
Due to officers	-	68,389
TOTAL CURRENT LIABILITIES	547,348	2,753,574

CONVERTIBLE DEBT	-	61,510

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 16,000,000 and 6,400,000 shares issued and outstanding, respectively	1,600	640
Additional paid-in capital	22,631,853	14,246,142
Accumulated deficit	(18,109,755)	(14,451,886)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,523,698	(205,104)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,071,046	$2,609,980

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005

REVENUES	$486,568	$670,214

COST OF SALES	761,563	661,133

Gross Profit (Loss)	(274,995)	9,081

EXPENSES
Marketing	10,378	129,006
Sales	193,513	354,453
Product development	844,113	260,091
Corporate	1,885,588	1,062,655
Finance and administrative	351,867	503,153
Total Expenses	3,285,459	2,309,358

LOSS FROM OPERATIONS	(3,560,454)	(2,300,277)

OTHER INCOME (EXPENSE)
Interest expense	(110,036)	(77,738)
Loss on disposition of assets	(7,245)	(3,846)
Interest income	20,666	174
Total Other Income (Expense)	(96,615)	(81,410)

LOSS BEFORE TAXES	(3,657,069)	(2,381,687)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(3,657,869)	$(2,382,487)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.43)	$(0.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,518,767	5,398,767

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, March 31, 2004	6,153,500	$615	$13,673,232	$(12,069,399)	$1,604,448
Shares issued for cash	254,440	25	504,975	-	505,000
Shares issued for services	3,396	1	6,739	-	6,740
Purchased and retirement of shares	(11,336)	(1)	(22,499)	-	(22,500)
Other equity issuances	-	-	9,510	-	9,510
Stock options issued	-	-	74,185	-	74,185
Net loss for the year ended March 31, 2005	-	-	-	(2,382,487)	(2,382,487)
Balance, March 31, 2005	6,400,000	640	14,246,142	(14,451,886)	(205,104)
Effect of reverse merger and recapitalization	5,350,000	535	33,148	-	33,683
Common stock issued at a price of $2.00 per share in private placement on January 10, 2006, less related expenses of $1,548,916	4,250,000	425	6,950,659	-	6,951,084
Stock options and warrants issued	-	-	1,401,904	-	1,401,904
Net loss for the year ended March 31, 2006	-	-	-	(3,657,869)	(3,657,869)
Balance, March 31, 2006	16,000,000	$1,600	$22,631,853	$(18,109,755)	$4,523,698

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,657,869)	$(2,382,487)
Depreciation and amortization	52,165	96,875
Loss on disposition of assets	7,245	-
Stock issued for services	-	6,740
Stock options and warrants issued	1,401,904	74,185
Adjustments to reconcile net loss to net cash used by operations:
Decrease in product development cost	659,253	-
Decrease (increase) in accounts receivable	52,974	(30,724)
Decrease (increase) in prepaid expenses	(16,692)	(14,759)
Decrease (increase) in inventory	187,040	133,647
Decrease (increase) in deposits	(13,892)	19,848
Increase (decrease) in accounts payable & accrued expenses	(878,307)	680,996
Increase (decrease) in reserve for product returns	270,000	-
Net cash provided (used) by operating activities	(1,936,179)	(1,415,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Net property sales	-	4,770
Cash received from acquisition and recapitalization	4,177	-
Proceeds from collection of notes receivable	40,375	-
Purchase of equipment	(1,786)	-
Net cash provided (used) by investing activities	42,766	4,770

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to officers	(68,389)	(7,638)
Proceeds from sales of stock and other equity	6,951,084	514,510
Purchase and retirement of shares	-	(22,500)
Increase in notes payables	700,000	900,000
Payment on notes and convertible debt	(2,301,909)	-
Net cash provided by financing activities	5,280,786	1,384,372

NET INCREASE (DECREASE) IN CASH	3,387,373	(26,537)

CASH - Beginning of period	32,985	59,522

CASH - End of period	$3,420,358	$32,985

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$110,036	$-
Income taxes	$800	$-

The accompanying notes are an integral part of these financial statements.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Telecomm Sales Network, Inc. (hereinafter “the Company”) was incorporated in the State of Delaware on August 26, 2004. The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s headquarters is located in Mooresville, North Carolina. The Company’s year end was September 30 and with this report the Company has adopted a year end of March 31.

ESI provides infection control products on an international basis through both direct sales and channels of distribution. While ESI’s current focus is on the health care market, products are also sold to transportation, military and industrial/institutional markets. ESI products are manufactured utilizing nano-emulsion technology, designed to make the products effective against a broad spectrum of harmful organisms while safe to people, equipment and habitat.

Merger
On January 10, 2006, Telecomm Sales Network, Inc. completed the acquisition of EnviroSystems, Inc. (“EnviroSystems”) in a reverse merger transaction pursuant to an agreement and plan of merger dated as of November 11, 2005 by and among Telecomm. Effective at the closing of the merger, EnviroSystems became an indirect, wholly-owned subsidiary of Telecomm and Telecomm ceased its prior business and going forward its sole business became that of EnviroSystems. Pursuant to the merger agreement, all of EnviroSystems preferred stock was converted into an aggregate of 6,400,000 shares of Telecomm common stock, $0.0001 par value per share.

The transaction has been treated as a reverse merger and a recapitalization of EnviroSystems, Inc for reporting purposes. The financial information for the year ended March 31, 2006 and 2005  is that of EnviroSystems’ activities as the accounting acquirer under this recapitalization. On January 10, 2006, prior to the merger, Telecomm had $4,177 in cash, a note receivable of $40,375, and liabilities of $10,869 with net assets of $33,683.

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

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $350 and $9,550 at March 31, 2006 and 2005, respectively.

Advertising
The Company expenses advertising costs as they are incurred.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2006 and 2005, basic and diluted net loss per share are the same, as for the years ended March 31, 2006 and 2005, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences
Employees earn personal leave time based on hours worked and longevity. These benefits are vested when earned and can be carried from year to year as long as they do not exceed certain limits. Benefits are accrued as they are earned and are reflected in the financial statements.

Contingent Liability
In accordance with Statement of Financial Accounting Standards Interpretation No. 14, the Company may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it is probable that future cost will be incurred and such cost can be measured.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of March 31, 2006 and 2005.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and 2005.

Fixed Assets
Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets, typically 3-7 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

The following table summarizes the Company's fixed assets:
	March 31,
	2006	2005
Office Equipment	$49,046	$49,686
Furniture & Fixtures	46,350	46,350
Marketing/Trade Shows	2,659	21,952
Manufacturing Equipment	44,357	44,357
Laboratory Furniture	4,600	4,600
Laboratory Equipment	33,005	33,005
Capitalized Software	131,843	131,843
	311,860	331,793
Allowance for Depreciation	(240,476)	(202,786)
Fixed Assets, net	$71,384	$129,007

Depreciation expense for the periods ended March 31, 2006 and March 31, 2005 was $52,165 and $56,717, respectively.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the years ended March 31, 2006 and 2005, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,850,000 to continue operations in the next twelve months.

Impairment of Long Lived Assets
The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment.

Inventory
Inventories are stated at the lower of cost or market (first-in, first out basis) and include purchased raw materials, work-in-process and finished goods.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

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

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In May, 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“hereinafter” “SFAS No. 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Internal Financial Statements” and revises the requirements regarding accounting for and reporting a change in accounting principle. This statement requires retrospective application of the accounting change to the financial statements of prior periods, unless it is impractical to determine the period-specific effects or the cumulative effect of changing to the new accounting principle. This statement also addresses the reporting issues related to a change in accounting principle if it is impractical to determine the period-specific effects or the cumulative effect of the change. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 109”). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that there was no financial impact from the adoption of this statement.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Shares Transactions,” an amendment of Statement of Financial Accounting Standards Board No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends Financial Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Management believes the adoption of this statement will have no immediate impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted this statement. See Notes 10 and 11.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

Reclassifications
Certain amounts have been reclassified from the prior financial statements for comparative purposes.

Revenue Recognition
Revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exists; b) delivery has occurred; c) the sales price is fixed or determinable; and d) collectibility is reasonably assured.

Persuasive evidence of an arrangement is demonstrated via a purchase order from our customers. Delivery occurs when title and all risks of ownership are transferred to the purchaser which generally occurs when the products are shipped to the customer. No right of return exists on sales of product except for defective or damaged products. The sales price to the customer is fixed upon acceptance of purchase order. To assure that collectibility is reasonably assured, credit evaluations are performed on all customers.

Research and Development
Research and development costs are charged to expense as incurred. See Note 13 related to a change the Company made in accounting for product development cost during the year ended March 31, 2006.

Stock Based Compensation
The Company measures compensation cost for its stock based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) , "Accounting for Stock-Based Compensation", requires companies to include expenses in net income (loss) and earnings (loss) for each issuance of options and warrants. The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants.

Trade Secret
The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but it subject to the Company’s periodic assessment of prospective impairment.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006, the Company’s uninsured cash balances total was $3,201,749.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

NOTE 4 - INVENTORIES

Inventories consist of the following:

	March 31,
	2006	2005
Raw material	$134,710	$249,776
Work-in-progress	-	9,723
Finished goods	30,482	45,493
Allowance for obsolescence	(60,000)	(12,760)
Inventory, net	$105,192	$292,232

NOTE 5 - INCOME TAXES

At March 31, 2006 and 2005, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $6,157,000 and $4,913,000, respectfully.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2006 and 2005 were as follows:

	March 31,
	2006	2005
Net operating loss carryforward:	$18,110,000	$14,452,000
Deferred tax asset	$6,157,000	$4,913,000
Deferred tax asset valuation allowance	(6,157,000)	(4,913,000)
Net deferred tax asset	$-	$-

At March 31, 2006 and 2005, the Company has net operating loss carryforwards of approximately $18,110,000 and $14,452,000, respectively, which begin to expire in the year 2014 through 2026. The change in valuation allowance from March 31, 2005 to March 31, 2006 is $1,244,000.

NOTE 6 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to recent communications with the U.S. Environmental Protection Agency (EPA) has decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At March 31, 2006, the Company has accrued $270,000 which is its best estimate of its obligation regarding the EPA action and voluntary recall, which is presented under the caption “reserve for product returns” in the accompanying balance sheet.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

NOTE 7 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable at March 31, 2006 and 2005 consist of the following:

	March 31,
	2006	2005
3.15% to 12% secured convertible notes payable, convertible into a maximum of 403,410 common shares	$-	$910,000

6% secured convertible notes payable, convertible into a maximum of 76,115 common shares	-	100,000

9% secured convertible notes payable, convertible into a maximum of 154,133 common shares	-	150,000

Total	$-	$1,160,000

Loans payable at March 31, 2006 and 2005 consist of the following:

	March 31,
	2006	2005
5% unsecured loans payable to the former CEO and CFO of ESI	$-	$380,399

Convertible debt at March 31, 2006 and 2005 consist of the following:

	March 31,
	2006	2005
5% unsecured debt to a former director of ESI with accrued interest of $-0- and $16,501.	$-	$61,510

During the year ended March 31, 2006, the Company received note proceeds from an outside source of $700,000. On January 10, 2006 all notes, loans and convertible debt were paid off along with $110,036 accrued interest from the proceeds of the private placement of common stock on January 10, 2006.

NOTE 8 - COMMITMENT AND CONTINGENCIES

Operating Leases
The Company, which had formal operating leases for all of its office and warehouse space before they expired continues to lease space on a month to month basis. Rent expense relating to operating space leased was approximately $90,518 and $139,308 for the years ended March 31, 2006 and 2005, respectively.

Executive Employment Contracts
The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At March 31, 2006, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 250,000 were fully vested at March 31, 2006 with the balance vesting at a rate of 250,000 each at Mach 31, 2007 and 2008.

U.S. Environmental Protection Agency and Product Recall
The Company announced on February 7, 2006 that in response to recent communications with the U.S. Environmental Protection Agency (EPA) that EnviroSystems, Inc., its wholly owned subsidiary had decided voluntarily to suspend sales, marketing and distribution of its EcoTru disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru that have been distributed since January 2005 and remain in customer inventories. The Company believes that it has retrieved all of the known product that was still in its distributors’ inventory and has settled all known claims with distributors. The Company has settled with the EPA for a fine and administrative charges of $16,358. The Company has re-submitted to the EPA in June 2006 its EcoTru product for approval as a limited disinfectant and is continuing to test the product to be able to pass the EPA requirement as a hospital grade disinfectant. See Note 6.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

NOTE 9 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of March 31, 2006, no preferred stock has been issued by the Company.

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In the period ended March 31, 2005, 254,440 shares of common stock were issued for total cash proceeds of $505,000 and 3,396 shares were issued for services performed for the Company in the amount of $6,740.

Also in the period ended March 31, 2005, 11,336 shares of common stock were purchased for $22,500 from shareholders and retired. Other equity issuance transactions in the period ended March 31, 2005 totaled $9,510.

Sale of Common Stock
Pursuant to a securities purchase agreement dated as of October 31, 2005 by and between Telecomm Sales Network and MV Nanotech Corp., a Texas corporation (“MV Nanotech”), the Company issued and sold to MV Nanotech 3,230,000 shares of the Company’s restricted common stock, par value $0.0001 per share and a warrant to purchase up to an additional 4,000,000 shares of common stock. The warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. Pursuant to the agreement, MV Nanotech paid Telecomm Sales Network $80,750 for the securities, of which $40,375 was paid in cash with the remainder in a non-interest bearing promissory note receivable, later paid on January 12, 2006.

The securities were issued to MV Nanotech in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended in reliance on Section 4(2) of the Act and the safe harbor private offering exemption provided by Rule 506 promulgated under the Act, without the payment of discounts or commissions to any person.

Merger and Recapitalization
Prior to the merger and recapitalization (described below), there were 7,350,000 outstanding shares of Telecomm common stock. This included 4,120,000 common stock shares issued for cash to Telecomm shareholders, officers and directors and the 3,230,000 shares issued to MV Nanotech. Telecomm purchased and retired 2,000,000 common stock shares from its former officers and directors immediately prior to the merger and private placement transactions, leaving 5,350,000 Telecomm common stock shares at the time of the merger and private placement transactions.

On January 10, 2006, the Company completed the acquisition of EnviroSystems, Inc. (“EnviroSystems”) in a merger transaction. The Company issued 6,400,000 shares of common stock in exchange for all the outstanding shares, options and warrants of EnviroSystems, Inc. Pursuant to an agreement and plan of merger dated as of November 11, 2005 (the “Merger Agreement”), by and among Telecomm Sales Network, TSN Acquisition Corporation (“TAC”), a newly formed and wholly owned subsidiary of Telecomm Sales Network, and EnviroSystems, Inc. (“EnviroSystems”), TAC merged with and into EnviroSystems, with EnviroSystems as the surviving corporation. On January 10, 2006, prior to the merger, Telecomm had $4,177 in cash, a note receivable of $40,375, and liabilities of $10,869 with net assets of $33,683 and 5,350,000 common stock shares issued and outstanding.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

The transaction between Telecomm and EnviroSystems has been treated as a reverse merger and recapitalization of EnviroSystems for reporting purposes. The financial statements reflect the restatement of EnviroSystems stockholders’ equity for the periods ending March 31, 2006 and 2005. The net effect of the merger is that the prior EnviroSystems preferred shareholders received 40% or 6,400,000 shares of the outstanding stock of Telecomm in the transaction for their outstanding shares, warrants and options of EnviroSystems preferred stock.

All shares of Telecomm common stock to be issued to the EnviroSystems shareholders, option holders and warrant holders (6,400,000 shares) in the merger are subject to a lock-up and held in escrow (the “Escrow Shares”) for a period equal to the longer of (a) 12 months following the closing or (b) 9 months after the effective date of a registration statement covering the resale of the shares of Telecomm common stock sold in the offering, provided, that such lock-up period shall not exceed the date 15 months from the closing. The escrow shares will be used to secure indemnification obligations of EnviroSystems shareholders to the Company under the merger agreement.

Outstanding options and warrants to purchase EnviroSystems preferred stock were converted to options to purchase the Company’s common stock at the merger date. In the merger, outstanding options to purchase common stock of EnviroSystems were converted into 982,362 common stock options of the Company. See Note 11. These options range in price from $3.40 to $5.00 per option and start to expire in approximately 4 years to 8 years.

Also in the Merger, outstanding warrants to purchase preferred stock of EnviroSystems were converted into 613,869 common stock warrants of the Company. These warrants are priced at $5.00 per warrant and expire in a range from 3 months to 4 years. See Note 10.

Private Placement
On January 10, 2006, the Company also issued 4,250,000 shares of common stock in a private placement offering (the “Offering”) in exchange for $8,500,000 in gross proceeds on January 10, 2006. The Company received $6,951,084 after paying $1,548,916 in expenses associated with the private placement including legal, escrow and selling agents fees. The merger agreement called for minimum gross proceeds from the private placement of $8,500,000 and net offering proceeds of $7,200,000. The Company’s net offering proceeds were $248,916 lower then the agreed upon amount due to increased expenses of the offering including legal and other expenses of the private placement. This is a violation of the merger agreement but had no effect on the Merger transaction.

NOTE 10 - STOCK PURCHASE WARRANTS

Pursuant to a securities purchase agreement dated October 31, 2005, the Company issued and sold to MV Nanotech a warrant to purchase up to 4,000,000 shares of common stock. The warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. See Note 9. Compensation was required to be recorded for warrants granted to the MV Nanotech using the Black-Scholes option-pricing model for the year ended March 31, 2006 in the amount of $220,033.

In connection with the private placement offering on January 10, 2006, the Company issued 637,500 common stock warrants to three selling agents of the private placement offering for purchase of the Company’s common stock. The warrants are exercisable for a period of 4 years commencing April 10, 2006 and have an exercise price of $2.50 per share. Consulting expense was required to be recorded for warrants granted to the selling agents using the Black-Scholes option-pricing model for the year ended March 31, 2006 in the amount of $931,763.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

The following is a summary of all common stock warrant activity during the two years ended March 31, 2006:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2004	613,869	$5.00	$5.00
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants issued and exercisable at: March 31, 2005	613,869	5.00	5.00
Warrants granted	4,637,500	2.50	2.50
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants issued and exercisable at: March 31, 2006	5,251,369	$2.50-5.00	$2.79

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2006:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	176,968	0.65	$5.00
$5.00	105,420	1.48	5.00
$5.00	242,045	2.56	5.00
$2.50	4,637,500	3.86	2.50
$5.00	89,436	4.16	5.00
	5,251,369	3.65	$2.79

The Company used the Black-Scholes option price calculation to value the warrants granted in the year ending March 31, 2006 using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; half the actual exercise term of the warrants granted and the exercise price of warrants granted.

NOTE 11 - EQUITY COMPENSATION PLAN

The Company has two stock option plans: (a) the 2006 Stock Incentive Plan which has been approved by the Board of Directors and is expected to be presented for shareholder approval at the next shareholders’ meeting and (b) the 2004 Equity Compensation Plan which has been approved by both the Board of Directors and the shareholders. An aggregate amount of common stock that may be awarded and purchased under the Plans is 3,700,000 shares of the Company's common stock.

The exercise price for incentive stock options granted under the 2006 and 2004 Plans may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory options is determined by the Compensation Committee of our Board of Directors. Incentive stock options granted under the plans have a maximum term of ten years, except for grants to 10% stockholders which are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the Compensation Committee of our Board of Directors. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

Under the Plans during the years ended March ended March 31, 2006 and 2005, the Company granted 1,150,000 and -0- stock options to employees. The options were issued with an exercise prices $2.00-2.50 and will fully vest from two to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options of $1,040,409. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2006 is $242,060 and has been expensed in the year ended March 31, 2006 pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

The Company also issues stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the year ended March 31, 2006 and 2005, the Company granted 6,720 and 106,053 options to consultants to purchase common stock with exercise prices of $1.61 to $5.00 per share which was equal to or higher than the market price at the date of the grant. Consulting expenses was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the year ended March 31, 2006 and 2005 in the amounts of $8,048 and $74,185, respectively.

The following is a summary of all common stock option activity during the two years ended March 31, 2006:
	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2004	3,072,345	$2.35
Options granted	106,053	2.85
Options expired	(515,490)	2.50
Options exercised	-	-
Options outstanding at March 31, 2005	2,662,908	2.34
Options granted	1,156,720	2.32
Options expired	(1,680,546)	2.50
Options exercised	-	-
Options outstanding at March 31, 2006	2,139,082	$2.87

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2005	2,662,908	$2.34

Options exercisable at March 31, 2006	1,230,217	$3.31

The following represents additional information related to common stock options outstanding and exercisable at March 31, 2006:
Range of Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At March 31, 2006	Weighted Average Exercise Price (Exercisable Shares)
$3.40	913,383	8.59	$3.40	908,943	$3.40
$5.00	68,979	4.64	$5.00	68,979	$5.00
$1.61 - 2.95	6,720	9.76	$2.11	2,295	$2.95
$2.00 - 2.50	1,150,000	6.52	$2.33	250,000	$2.50
$1.61 - 5.00	2,139,082	7.35	$2.87	1,230,217	$3.31

Total compensation cost related to non-vested stock options as of March 31, 2006 was $798,349.

Weighted average period of non-vested stock options was 7 years as of March 31, 2006.

The Company used the Black-Scholes option price calculation to value the options granted in the year ended March 31, 2006 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted. See Note 9.

TELECOMM SALES NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2006 AND 2005

NOTE 12 - RELATED PARTY TRANSACTIONS

In August 2004, one of the Company’s shareholders loaned the Company $500. The loan, which was unsecured, non-interest bearing, and payable on demand, was repaid in February 2005. Other related party loans are listed in Note 7.

The Company previously used office space provided at no charge by Skye Source, LLC, an entity owned by the Company’s former director/officers. The value of this space is not considered materially significant for financial reporting purposes.

The Company owed a former officer of EnviroSystems, $68,389 in unpaid payroll from prior years. The Company paid this amount from the proceeds of the private placement in January 2006.

NOTE 13 - CHANGE IN ACCOUNTING ESTIMATE

The Company, during the current period ended March 31, 2006, changed its estimate of the useful life of its capitalized product development cost from a remaining life of 16 years to less than one year. Prior to changing its estimate of the useful life, the Company had recorded product development cost in the amount of $803,153 and had amortized $143,899 of the cost using an estimated life of 20 years. During the current period ending March 31, 2006, the Company expensed the remaining balance of $659,254.