Form 10QSB
period 2006-06-30
Telecomm Sales Network Inc
filed 2006-08-14
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from                      to

Commission File Number 333-123365

TELECOMM SALES NETWORK, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	20-1602779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Morlake Drive, Suite 201 Mooresville, NC 28117

(Address of principal executive offices)

(512)-236-0925

(Issuer’s telephone number)

516-D River Highway, PMB 297, Mooresville, NC 28117-6830, September 30

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]  No [X]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 11, 2006
Common Stock, $.0001 par value	16,000,000

Transitional Small Business Disclosure Form (Check one):  Yes [_]   No [X]

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements.
	Balance Sheet at June 30, 2006 (unaudited) and March 31, 2006 (audited)	3
	Statements of Operations for the Three Month Periods Ended June 30, 2006 and June 30, 2005 (unaudited)	4
	Statements of Cash-flows for the Three Month Periods Ended June 30, 2006 and June 30, 2005 (unaudited)	5
	Condensed Notes to the Financial Statements	7-15

Item 2.	Management’s Discussion and Analysis or Plan of Operations.	17

Item 3.	Controls and Procedures.	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	22

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELECOMM SALES NETWORK, INC. CONSOLIDATED BALANCE SHEETS
	June 30,	March 31,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,775,484	$3,420,358
Accounts receivable, net	12,547	11,615
Prepaid expenses	47,485	45,947
Inventory	94,190	105,192
TOTAL CURRENT ASSETS	2,929,706	3,583,112

FIXED ASSETS
Furniture & fixtures	137,771	135,660
Machinery & equipment	44,357	44,357
Capitalized software	131,843	131,843
Less accumulated depreciation	(251,804)	(240,476)
TOTAL FIXED ASSETS	62,167	71,384

OTHER ASSETS
Trade secrets	1,400,000	1,400,000
Deposits	18,138	16,550
TOTAL OTHER ASSETS	1,418,138	1,416,550

TOTAL ASSETS	$4,410,011	$5,071,046

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$307,232	$277,348
Reserve for product returns	135,546	270,000
TOTAL CURRENT LIABILITIES	442,778	547,348

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,000,000 shares issued and outstanding	1,600	1,600
Additional paid-in capital	22,639,623	22,631,853
Accumulated deficit	(18,673,990)	(18,109,755)
TOTAL STOCKHOLDERS' EQUITY	3,967,233	4,523,698

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,410,011	$5,071,046

The accompanying condensed notes are an integral part of these interim financial statements.

TELECOMM SALES NETWORK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended
	June 30,
	2006	2005
	(unaudited)	(unaudited)

REVENUES	$25,844	$105,065

COST OF SALES	54,407	100,436

Gross Profit (Loss)	(28,563)	4,629

EXPENSES
Marketing	1,045	2,959
Sales	75,643	37,421
Product development	92,339	22,420
Corporate	258,943	168,848
Finance and administrative	131,385	87,932
Total Expenses	559,355	319,580

LOSS FROM OPERATIONS	(587,918)	(314,951)

OTHER INCOME (EXPENSE)
Interest expense	-	(29,289)
Interest income	24,483	250
Total Other Income (Expense)	24,483	(29,039)

LOSS BEFORE TAXES	(563,435)	(343,990)

INCOME TAX EXPENSE	(800)	-

NET LOSS	$(564,235)	$(343,990)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,000,000	6,400,000

The accompanying condensed notes are an integral part of these interim financial statements.

TELECOMM SALES NETWORK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	June 30,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(564,235)	$(343,990)
Depreciation and amortization	11,327	25,253
Stock options issued	7,770	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(932)	35,599
Decrease (increase) in prepaid expenses	(1,538)	20,646
Decrease (increase) in inventory	11,002	18,901
Decrease (increase) in deposits	(1,588)	(862)
Increase (decrease) in accounts payable & accrued expenses	29,884	(10,413)
Increase (decrease) in recall reserve for product returns	(134,454)	-
Net cash used by operating activities	(642,764)	(254,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,110)	(1,786)
Net cash used in investing activities	(2,110)	(1,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to officers	-	561
Increase in notes payables	-	350,000
Net cash provided by financing activities	-	350,561

NET INCREASE (DECREASE) IN CASH	(644,874)	93,909

CASH - Beginning of period	3,420,358	32,985

CASH - End of period	$2,775,484	$126,894

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$800	$-

The accompanying condensed notes are an integral part of these interim financial statements.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, March 31, 2005	6,400,000	$640	$14,246,142	$(14,451,886)	$(205,104)

Effect of reverse merger and recapitalization	5,350,000	535	33,148	-	33,683

Common stock issued at a price of $2.00 per share
in private placement on January 10, 2006	4,250,000	425	6,950,659	-	6,951,084

Stock options and warrants issued	-	-	1,401,904	-	1,401,904

Net loss for the year ended March 31, 2006	-	-	-	(3,657,869)	(3,657,869)

Balance, March 31, 2006	16,000,000	1,600	22,631,853	(18,109,755)	4,523,698

Stock options and warrants issued	-	-	7,770	-	7,770

Net loss for the period ended June 30, 2006 (unaudited)	-	-	-	(564,235)	(564,235)

Balance, June 30, 2006 (unaudited)	16,000,000	$1,600	$22,639,623	$(18,673,990)	$3,967,233

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financials statements for the period ended March 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.   Operating results for the three-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of the three months ended June 30, 2006 and 2005.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006 and March 31, 2006.

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

The following table summarizes the Company's fixed assets:

	June 30,	March 31,
	2006	2006
Office Equipment	$51,157	$49,046
Furniture & Fixtures	46,350	46,350
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	44,357	44,357
Laboratory Furniture	4,600	4,600
Laboratory Equipment	33,005	33,005
Capitalized Software	131,843	131,843
	313,971	311,860
Allowance for Depreciation	(251,804)	(240,476)
Fixed Assets, net	$62,167	$71,384

Depreciation expense for the three month periods ended June 30, 2006 and 2005 was $11,327 and $25,253, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the three months ended June 30, 2006 and 2005, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,850,000 to continue operations in the next twelve months.

Impairment of Long Lived Assets

The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets' carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment.

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

Stock Based Compensation

The Company measures compensation cost for its stock based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R), "Accounting for Stock-Based Compensation", requires companies to include expenses in net income (loss) and earnings (loss) for each issuance of options and warrants. The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006 and March 31, 2006, the Company's uninsured cash balances total was $2,699,471 and $3,201,749.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2006	2006
Raw material	$156,170	$134,710
Work-in-progress	-	-
Finished goods	19,520	30,482
Allowance for obsolescence	(81,500)	(60,000)
Inventory, net	$94,190	$105,192

NOTE 5 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At June 30, 2006 and March 31, 2006, the Company has accrued $135,546 and $270,000, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet.

NOTE 6 - COMMITMENT AND CONTINGENCIES

Operating Leases

The Company, which had formal operating leases for all of its office and warehouse space before they expired, continues to lease space on a month to month basis. Rent expense relating to operating space leased was approximately $21,673 and $26,255 for the three months ended June 30, 2006 and 2005, respectively.

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At June 30, 2006, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 250,000 were fully vested at March 31, 2006 with the balance vesting at a rate of 250,000 each at March 31, 2007 and 2008.

U.S. Environmental Protection Agency and Product Recall

The Company announced on February 7, 2006 that in response to communications from the U.S. Environmental Protection Agency (“EPA”) that EnviroSystems, Inc., its wholly owned subsidiary had decided voluntarily to suspend sales, marketing and distribution of its EcoTru disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru that have been distributed since January 2005 and remain in customer inventories. The Company believes that it has retrieved all of the known product that was still in its distributors' inventory and has settled all known claims with distributors. The Company has settled with the EPA for a fine and administrative charges of $16,358. The Company has re-submitted to the EPA in June 2006 its EcoTru product for approval as a limited disinfectant and is continuing to test the product to be able to pass the EPA requirement as a hospital grade disinfectant.

NOTE 7 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company's board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of June 30, 2006, no preferred stock has been issued by the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Sale of Common Stock

Pursuant to a securities purchase agreement dated as of October 31, 2005 by and between Telecomm Sales Network and MV Nanotech Corp., a Texas corporation (“MV Nanotech”), the Company issued and sold to MV Nanotech 3,230,000 shares of the Company's restricted common stock, par value $0.0001 per share and a warrant to purchase up to an additional 4,000,000 shares of common stock. The warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. Pursuant to the agreement, MV Nanotech paid Telecomm Sales Network $80,750 for the securities, of which $40,375 was paid in cash with the remainder in a non-interest bearing promissory note receivable, later paid on January 12, 2006.

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

The transaction between Telecomm and EnviroSystems has been treated as a reverse merger and recapitalization of EnviroSystems for reporting purposes. The Company’s filed financial statements reflect the restatement of EnviroSystems stockholders' equity for the periods ending March 31, 2006 and 2005. The net effect of the merger is that the prior EnviroSystems preferred shareholders received 40% or 6,400,000 shares of the outstanding stock of Telecomm in the transaction for their outstanding shares, warrants and options of EnviroSystems preferred stock.

All shares of Telecomm common stock to be issued to the EnviroSystems shareholders, option holders and warrant holders (6,400,000 shares) in the merger are subject to a lock-up and held in escrow for a period equal to the longer of (a) 12 months following the closing or (b) 9 months after the effective date of a registration statement covering the resale of the shares of Telecomm common stock sold in the offering, provided, that such lock-up period shall not exceed the date 15 months from the closing. The escrow shares will be used to secure indemnification obligations of EnviroSystems shareholders to the Company under the merger agreement.

Outstanding options and warrants to purchase EnviroSystems preferred stock were converted to options to purchase the Company's common stock at the merger date. In the merger, outstanding options to purchase common stock of EnviroSystems were converted into 982,362 common stock options of the Company. See Note 11. These options range in price from $3.40 to $5.00 per option and start to expire in approximately 4 years to 8 years.

Also in the merger, outstanding warrants to purchase preferred stock of EnviroSystems were converted into 613,869 common stock warrants of the Company. These warrants are priced at $5.00 per warrant and expire in a range from 3 months to 4 years.

Private Placement

On January 10, 2006, the Company also issued 4,250,000 shares of common stock in a private placement offering (the “Offering”) in exchange for $8,500,000 in gross proceeds on January 10, 2006. The Company received $6,951,084 after paying $1,548,916 in expenses associated with the private placement including legal, escrow and selling agents fees. The merger agreement called for minimum gross proceeds from the private placement of $8,500,000 and net offering proceeds of $7,200,000. The Company's net offering proceeds were $248,916 lower then the agreed upon amount due to increased expenses of the offering including legal and other expenses of the private placement. This is a violation of the merger agreement but had no effect on the merger transaction.

NOTE 8 - STOCK PURCHASE WARRANTS

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

In connection with the private placement offering on January 10, 2006, the Company issued 637,500 common stock warrants to three selling agents of the private placement offering for purchase of the Company's common stock. The warrants are exercisable for a period of 4 years commencing April 10, 2006 and have an exercise price of $2.50 per share.

The following is a summary of all common stock warrant activity during the year ended March 31, 2006 and the three months ended June 30, 2006:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2005	613,869	$5.00	$5.00
Warrants granted	4,637,500	2.5	2.5
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants issued and exercisable at: March 31, 2006	5,251,369	2.50-5.00	2.79
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	(34,252)	5.00	5.00
Warrants issued and exercisable at: June 30, 2006	5,217,117	$2.50-5.00	$2.78

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2006:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	142,716	0.50	$5.00
$5.00	105,420	1.23	5.00
$5.00	242,045	2.31	5.00
$2.50	4,637,500	3.91	2.50
$5.00	89,436	3.64	5.00
	5,217,117	3.45	$2.78

The Company used the Black-Scholes option price calculation to value the warrants granted in the year ending March 31, 2006 using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; half the actual exercise term of the warrants granted and the exercise price of warrants granted.

NOTE 9 - EQUITY COMPENSATION PLAN

The Company has two stock option plans: (a) the 2006 Stock Incentive Plan which has been approved by the Board of Directors and is expected to be presented for shareholder approval at the next shareholders' meeting and (b) the 2004 Equity Compensation Plan which has been approved by both the Board of Directors and the shareholders. An aggregate amount of common stock that may be awarded and purchased under the Plans is 3,700,000 shares of the Company's common stock.

The exercise price for incentive stock options granted under the 2006 and 2004 Plans may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory options is determined by the Compensation Committee of the Company’s Board of Directors. Incentive stock options granted under the plans have a maximum term of ten years, except for grants to 10% stockholders which are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the Compensation Committee of our Board of Directors. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

Under the Plans during the three months ended June 30, 2006 and 2005, the Company granted no stock options to employees.

The Company also issues stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the three months ended June 30, 2006 and 2005, the Company granted 7,155 and -0- options to consultants to purchase common stock with exercise prices of $1.70 to $2.25 per share which was equal to or higher than the market price at the date of the grant. Consulting expense was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the three months ended June 30, 2006 and 2005 in the amounts of $7,770 and $-0-, respectively.

The following is a summary of all common stock option activity during the year ended March 31, 2006 and the three months ended June 30, 2006:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2005	2,662,908	$2.34
Options granted	1,156,720	2.32
Options expired	(1,680,546)	2.50
Options exercised	-	-
Options outstanding at March 31, 2006	2,139,082	2.87
Options granted	7,155	1.93
Options expired	-	-
Options exercised	-	-
Options outstanding at June 30, 2006	2,146,237	$2.87

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2006	1,230,217	$3.31

Options exercisable at June 30, 2006	1,241,737	$3.29

The following represents additional information related to common stock options outstanding and exercisable at June 30, 2006:

Range of Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At June 30, 2006	Weighted Average Exercise Price (Exercisable Shares)
$3.40	913,383	8.34	$3.40	913,383	$3.40
$5.00	68,979	4.39	$5.00	68,979	$5.00
$1.61 - 2.95	13,875	9.51	$2.02	9,375	$1.51
$2.00 - 2.50	1,150,000	6.52	$2.33	250,000	$2.50
$1.61 - 5.00	2,146,237	7.11	$2.87	1,241,737	$3.29

Total compensation cost related to non-vested stock options as of June 30, 2006 was $798,349.

Weighted average period of non-vested stock options was 7 years as of June 30, 2006.

The Company used the Black-Scholes option price calculation to value the options granted in the three months ended June 30, 2006 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company previously used office space provided at no charge by Skye Source, LLC, an entity owned by the Company's former director/officers. The value of this space is not considered materially significant for financial reporting purposes.

The Company owed a former officer of EnviroSystems, $68,389 in unpaid payroll from prior years. The Company paid this amount from the proceeds of the private placement in January 2006.

NOTE 11 – SUBSEQUENT EVENTS

Lease Agreements

We have entered into two lease agreements for office and laboratory facilities. The first agreement for laboratory facility requires us to pay $10,800 yearly beginning in July 2006. The laboratory is located in Cleveland, OH. The office lease requires us to pay $156,000 over a two year period beginning in August 2006.  We have two one year options to extend this lease at a rate of $62,400 per year. The office is located in Mooresville, NC.

U.S. Environmental Protection Agency and Product Recall

The Company announced on February 7, 2006 that in response to communications from the U.S. Environmental Protection Agency (“EPA”) that EnviroSystems, Inc., its wholly owned subsidiary had decided voluntarily to suspend sales, marketing and distribution of its EcoTru disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru that have been distributed since January 2005 and remain in customer inventories. The Company has settled in July 2006 with the EPA for a fine and administrative charges of $16,358. The Company has re-submitted to the EPA in June 2006 its EcoTru product for approval as a limited disinfectant and is continuing to test the product to be able to pass the EPA requirement as a hospital grade disinfectant.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Transition Report on Form 10-KSB filed on June 29, 2006 and incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

From our inception in August 2004, until our acquisition of EnviroSystems in merger transaction in January 2006, we had no material assets and/or business operations. As a result of the merger, EnviroSystems became our wholly owned subsidiary with EnviroSystems and our business became that of EnviroSystems. EnviroSystems was incorporated in the State of Nevada in 1996.

Through EnviroSystems, we manufacture and distribute a hard-surface disinfectant product known as EcoTru® Ready to Use (“EcoTru ®  RTU”). EcoTru RTU, which is manufactured using what we believe to be a unique and proprietary micro-emulsion biocide technology platform, effectively kills numerous bacteria, fungi, and viruses, including Hepatitis B and C, HIV, herpes and influenza. In addition to being highly effective as a broad-spectrum disinfectant, EcoTru ®  is unique in the market place in that it combines this effectiveness in a product which is non-toxic, non-corrosive, non-flammable and not harmful to the environment.

Recent EPA Action and Product Retrieval Program

Historically, sales of EcoTru RTU accounted for substantially of EnviroSystems' revenues. In January 2006, we initiated actions in response to communications with the U.S. Environmental Protection Agency (EPA) and EnviroSystems voluntarily suspended sales, marketing and distribution of EcoTru ®  disinfectant products and initiated a retrieval program to recover existing stocks of EcoTru ®  manufactured during 2005 that were remaining in customer inventories.

As a result, sales of EcoTru RTU only reflect sales from April 1, 2005 to the middle part of January 2006. At June 30, 2006, the Company has accrued $135,546 which is its best estimate of its remaining obligation regarding the EPA action and voluntary recall.

Change in Fiscal Year

On January 26, 2006, our Board of Directors approved a change in our fiscal year-end from September 30 to March 31 in order to have our fiscal year-end coincide with the fiscal year of our operating subsidiary, EnviroSystems, Inc. In the future, we will report on a March 31 year end basis, with our first three fiscal quarters ending on June 30, September 30, and December 31. Telecomm is a holding company, with no prior operations, and all current operations are conducted through its subsidiary EnviroSystems.

Results of Operations

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2006

Revenues.  Our revenues for the three months ended June 30, 2006 and 2005 were $25,844 and $105,065, respectively. This is a decrease of $79,221 or 75.4%. This decrease is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales during the last quarter of our prior fiscal year. Our revenues in the current quarter were from the sale of our wipes which were not effected by the EPA action.

Cost of Sales. Cost of sales for the three months ended June 30, 2006 and 2005 were $54,407 and $100,436, respectively, a decrease of 46,029 or 45.8%.

Operating Expenses. Total operating expenses for the three months ended June 30, 2006 and 2005 were $559,355 and $319,580, respectively, an increase of $239,775 or 75.0%. We hired additional personnel, including our Vice President of Sales and our Chief Science Officer in February 2006. We did not have these positions filled in the quarter ended June 30, 2005. We also incurred additional cost this quarter for the EPA action and related cost.

Liquidity and Capital Resources

For the three months ended June 30, 2006, we used $642,764 in operating activities, compared with $254,866 used in operating activities for the three months ended June 30, 2005. The Company reduced its product recall reserve by $135,454 during the three months ended June 30, 2006.

At June 30, 2006 and March 31, 2006, we had cash and cash equivalents available in the amounts of $2,775,484 and $3,420,358, a decrease of $644,874.

Contractual Obligations

We have entered into two lease agreements for office and laboratory facilities. The first agreement for laboratory facility requires us to pay $10,800 yearly beginning in July 2006. The laboratory is located in Cleveland, OH. The office lease requires us to pay $156,000 over a two year period beginning in August 2006.  We have two one year options to extend this lease at a rate of $62,400 per year. The office is located in Mooresville, NC.

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

Trade Secret

The trade secret of the formula/formulation of ESI's product, at the time acquired by the Company was based upon the valuation of an independent appraiser.

Impairment of Long Lived Assets

The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144 Accounting for the Impairment or Disposal of Long Lived Assets.  Once annually, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets' carrying value and adjusting the assets to the lower of the carrying value to fair value and charging currant operations for any measured impairment.

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

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule  15d-15(e) of the Exchange Act).  Based upon this evaluation, our chief executive officer and chief  financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:  (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

During the most recent fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company announced on July 12, 2006 that it had reached an agreement with EPA which brings closure to a compliance action by the EPA which started in January 2006. The Company agreed to pay the EPA $16,358.00 to resolve the matter.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit 31.1 - Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Telecomm Sales Network, Inc.

August 14, 2006	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove, President, Chief Executive Officer

EXHIBIT INDEX

Exhibit 31.1 - Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002