Form 10QSB
period 2006-09-30
Telecomm Sales Network Inc
filed 2006-11-15
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(704) 658-3350
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 7, 2006
Common Stock, $.0001 par value	16,000,000

Transitional Small Business Disclosure Form (Check one):  Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELECOMM SALES NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,003,689	$3,420,358
Accounts receivable, net	15,668	11,615
Prepaid expenses	34,802	45,947
Inventory	125,426	105,192
TOTAL CURRENT ASSETS	2,179,585	3,583,112
FIXED ASSETS
Furniture & fixtures	91,009	135,660
Machinery & equipment	9,761	44,357
Capitalized software	135,052	131,843
Less accumulated depreciation	(164,743)	(240,476)
TOTAL FIXED ASSETS	71,079	71,384
OTHER ASSETS
Trade secrets	1,400,000	1,400,000
Deposits	151,887	16,550
Assets to be disposed of by sale	3,522	-
TOTAL OTHER ASSETS	1,555,409	1,416,550
TOTAL ASSETS	$3,806,073	$5,071,046
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,988	$277,348
Reserve for product returns	47,694	270,000
TOTAL CURRENT LIABILITIES	288,682	547,348
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,000,000 shares issued and outstanding	1,600	1,600
Additional paid-in capital	22,647,297	22,631,853
Accumulated deficit	(19,131,506)	(18,109,755)
TOTAL STOCKHOLDERS' EQUITY	3,517,391	4,523,698
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,806,073	$5,071,046

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$21,392	$116,186	$47,236	$221,251
COST OF SALES	26,866	111,157	81,273	211,593
Gross Profit (Loss)	(5,474)	5,029	(34,037)	9,658
EXPENSES
Sales and marketing	50,519	36,795	127,207	77,175
Product development	106,781	24,760	199,120	47,180
Corporate	125,844	(261,930)	384,787	(93,082)
Finance and administrative	198,139	41,007	329,524	128,939
Total Expenses	481,283	(159,368)	1,040,638	160,212
LOSS FROM OPERATIONS	(486,757)	164,397	(1,074,675)	(150,554)
OTHER INCOME (EXPENSE)
Interest income	29,241	176	53,724	426
Interest expense	-	(34,098)	-	(63,387)
Total Other Income (Expense)	29,241	(33,922)	53,724	(62,961)
LOSS BEFORE TAXES	(457,516)	130,475	(1,020,951)	(213,515)
INCOME TAX EXPENSE	-	(800)	(800)	(800)
NET LOSS	$(457,516)	$129,675	$(1,021,751)	$(214,315)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$0.02	$(0.06)	$(0.03)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,000,000	6,400,000	16,000,000	6,400,000

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, March 31, 2005	6,400,000	$640	$14,246,142	$(14,451,886)	$(205,104)
Effect of reverse merger and recapitalization	5,350,000	535	33,148	-	33,683
Common stock issued at a price of $2.00 per share
in private placement on January 10, 2006	4,250,000	425	6,950,659	-	6,951,084
Stock options and warrants issued	-	-	1,401,904	-	1,401,904
Net loss for the year ended March 31, 2006	-	-	-	(3,657,869)	(3,657,869)
Balance, March 31, 2006	16,000,000	1,600	22,631,853	(18,109,755)	4,523,698
Stock options and warrants issued	-	-	15,444	-	15,444
Net loss for the period ended September 30, 2006	-	-	-	(1,021,751)	(1,021,751)
Balance, September 30, 2006 (unaudited)	16,000,000	$1,600	$22,647,297	$(19,131,506)	$3,517,391

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,021,751)	$(214,315)
Depreciation and amortization	21,842	48,646
Stock options issued	15,444	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(4,053)	28,309
Decrease (increase) in prepaid expenses	11,145	17,225
Decrease (increase) in inventory	(20,234)	49,623
Decrease (increase) in deposits	(135,337)	(8,318)
Increase (decrease) in accounts payable & accrued expenses	(36,360)	(294,510)
Increase (decrease) in recall reserve for product returns	(222,306)	-
Net cash used by operating activities	(1,391,610)	(373,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(25,059)	(1,786)
Net cash used in investing activities	(25,059)	(1,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to officers	-	(67,261)
Increase in notes payables	-	460,000
Net cash provided by financing activities	-	392,739
NET INCREASE (DECREASE) IN CASH	(1,416,669)	17,613
CASH - Beginning of period	3,420,358	32,985
CASH - End of period	$2,003,689	$50,598
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$800	$-

See accompanying condensed notes to interim financial statements.

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

Telecomm Sales Network, Inc. (hereinafter “the Company”) was incorporated in the State of Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s headquarters is located in Mooresville, North Carolina. The Company’s year end is March 31.

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financials statements for the period ended March 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.   Operating results for the six-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of the six months ended September 30, 2006 and 2005.

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and March 31, 2006.

Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets, typically 3-7 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes the Company's fixed assets:

	September 30,	March 31,
	2006	2006
Office Equipment	$48,847	$49,046
Furniture & Fixtures	11,100	46,350
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	9,761	44,357
Laboratory Furniture	-	4,600
Laboratory Equipment	28,402	33,005
Capitalized Software	135,053	131,843
	235,822	311,860
Allowance for Depreciation	(164,743)	(240,476)
Fixed Assets, net	$71,079	$71,384

Depreciation expense for the six month periods ended September 30, 2006 and 2005 was $21,842 and $48,646, respectively.

Assets to be Disposed of in Sale

The Company has identified fixed assets to be disposed of by sale in October 2006. These assets are from the Company’s California office that was closed in September 2006. Assets to be disposed of amounted to $3,522 at September 30, 2006.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the six months ended September 30, 2006 and 2005, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,250,000 to continue operations in the next twelve months.

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

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting.  The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 and March 31, 2006, the Company's uninsured cash balances total was $1,965,282 and $3,201,749, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2006	2006
Raw material	$74,934	$134,710
Work-in-progress	-	-
Finished goods	50,492	30,482
Allowance for obsolescence	-	(60,000)
Inventory, net	$125,426	$105,192

NOTE 5 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At September 30, 2006 and March 31, 2006, the Company has accrued $47,694 and $270,000, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet.

NOTE 6 - COMMITMENT AND CONTINGENCIES

Operating Leases

The Company, has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $61,006 and $52,510 for the six months ended September 30, 2006 and 2005, respectively.

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At September 30, 2006, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 250,000 were fully vested at March 31, 2006 with the balance vesting at a rate of 250,000 each at March 31, 2007 and 2008.

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

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

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

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

Private Placement

On January 10, 2006, the Company also issued 4,250,000 shares of common stock in a private placement offering in exchange for $8,500,000 in gross proceeds on January 10, 2006. The Company received $6,951,084 after paying $1,548,916 in expenses associated with the private placement including legal, escrow and selling agents fees. The merger agreement called for minimum gross proceeds from the private placement of $8,500,000 and net offering proceeds of $7,200,000. The Company's net offering proceeds were $248,916 lower then the agreed upon amount due to increased expenses of the offering including legal and other expenses of the private placement. This is a violation of the merger agreement but had no effect on the merger transaction.

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

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

The following is a summary of all common stock warrant activity during the year ended March 31, 2006 and the six months ended September 30, 2006:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2005	613,869	$5.00	$5.00
Warrants granted	4,637,500	2.5	2.5
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants issued and exercisable at: March 31, 2006	5,251,369	2.50-5.00	2.79
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	(34,252)	5.00	5.00
Warrants issued and exercisable at: September 30, 2006	5,217,117	$2.50-5.00	$2.78

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2006:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	142,716	0.50	$5.00
$5.00	105,420	1.23	5.00
$5.00	242,045	2.31	5.00
$2.50	4,637,500	3.91	2.50
$5.00	89,436	3.64	5.00
	5,217,117	3.45	$2.78

The Company used the Black-Scholes option price calculation to value the warrants granted in the year ending March 31, 2006 using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; half the actual exercise term of the warrants granted and the exercise price of warrants granted.

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

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

The exercise price for incentive stock options granted under the 2006 and 2004 Plans may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory options is determined by the Compensation Committee of the Company’s Board of Directors. Incentive stock options granted under the plans have a maximum term of ten years, except for grants to 10% stockholders which are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the Compensation Committee. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

Under the Plans during the six months ended September 30, 2006 and 2005, the Company granted no stock options to employees.

The Company also issues stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the six months ended September 30, 2006 and 2005, the Company granted 13,690 and -0- options to consultants to purchase common stock with exercise prices of $1.70 to $2.25 per share which was equal to or higher than the market price at the date of the grant. Consulting expense was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the six months ended September 30, 2006 and 2005 in the amounts of $15,444 and $-0-, respectively.

The following is a summary of all common stock option activity during the year ended March 31, 2006 and the six months ended September 30, 2006:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2005	2,662,908	$2.34
Options granted	1,156,720	2.32
Options expired	(1,680,546)	2.50
Options exercised	-	-
Options outstanding at March 31, 2006	2,139,082	2.87
Options granted	13,690	2.05
Options expired	-	-
Options exercised	-	-
Options outstanding at September 30, 2006	2,152,772	$2.86

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2006	1,230,217	$3.31

Options exercisable at September 30, 2006	1,248,437	$3.29

The following represents additional information related to common stock options outstanding and exercisable at September 30, 2006:

Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At September 30, 2006	Weighted Average Exercise Price (Exercisable Shares)
$3.40	913,383	8.09	$3.40	913,383	$3.40
$5.00	68,979	4.14	$5.00	68,979	$5.00
$1.61 - 2.95	20,410	9.26	$2.05	16,075	$2.01
$2.00 - 2.50	1,150,000	6.02	$2.33	250,000	$2.50
$1.61 - 5.00	2,152,772	6.87	$2.86	1,248,437	$3.29

Total compensation cost related to non-vested stock options as of September 30, 2006 was $798,349.

Weighted average period of non-vested stock options was 6.87 years as of September 30, 2006.

The Company used the Black-Scholes option price calculation to value the options granted in the six months ended September 30, 2006 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

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

NOTE 11 – SUBSEQUENT EVENTS

Lease Agreements

The Company has entered into two lease agreements for office and laboratory facilities. The first agreement for laboratory facility requires payments of $10,800 yearly beginning in July 2006. The laboratory is located in Cleveland, OH. The office lease requires payments of $156,000 over a two year period beginning in August 2006.  There are two one year options to extend this lease at a rate of $$62,400 per year. The office is located in Mooresville, NC.

TELECOMM SALES NETWORK, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

From our inception in August 2004, until our acquisition of EnviroSystems in a merger transaction in January 2006, we had no material assets and/or business operations. As a result of the merger, EnviroSystems became our wholly owned subsidiary and our business became that of EnviroSystems. EnviroSystems was incorporated in the State of Nevada in 1996.

Shortly after we acquired EnviroSystems, our business activities were redirected after we received notice from the Environmental Protection Agency (EPA) Region 9 in January 2006 that the results of random tests of a single sample of our EcoTru® product taken from a distributor's inventory raised issues regarding EcoTru®'s labeling claims.  In response, we suspended sales, marketing and distribution of EcoTru®.  We also undertook a voluntary retrieval program to recover stocks of EcoTru® that were manufactured during 2005 that still remained in customers’ inventories.  Since January 2006, our business activities have been focused upon aggressively reviewing all aspects of our EcoTru® product line. In addition to efforts to establish new manufacturing facilities, independent testing is ongoing in conjunction with a program to review and enhance our archive of test data. Further, we are instituting a new quality assurance program. While we believe that these product reviews and quality initiatives will address issues raised by the EPA, these same programs are integral parts of our business plan and include steps we began taking prior to the EPA inquiry.  A final settlement that resolved EPA's allegations recently was completed with EPA and provided for payment by EnviroSystems of a civil penalty of approximately $16,500.  The Consent Agreement with EPA was completed and signed by both parties and filed by EPA during June 2006; the fine was paid in a timely manner during July.  See, Description of Business – Recent EPA Action and Product Retrieval Program.

Our EcoTru® product is produced using a proprietary and we believe unique, emulsion biocide technology platform that we expect to reformulate for use as a hospital grade hard-surface disinfectant product. This product, which will be an update of our product that historically was known as EcoTru® is expected to demonstrate through testing that it will effectively kill numerous bacteria, fungi, and viruses, including Hepatitis B and C, HIV, herpes and influenza. In addition to being highly effective as a disinfectant, the updated EcoTru® is expected to occupy a unique position in the market place in that it will combine this microbial effectiveness in a disinfectant product which also will have a favorable profile for health and environmental effects.

EcoTru® is expected to become available again in 22 ounce spray containers, one gallon bottles, 5 gallon pails and 55 gallon drums. The Company also produces a cleaning wipes product and plans to develop and test a wipe with the intent to register the product as a disinfectant wipe with EPA. We intend to market a disinfecting wipe with similar claims as those authorized for EcoTru® once EPA registration has been granted. We intend to apply to register our wipe technology with the EPA as soon as possible.

Recent EPA Action and Product Retrieval Program

In January 2006, we received notice from the EPA Region 9 that it had conducted random tests of a single sample of our EcoTru® product taken from a distributor's inventory and that the results of such tests raised issues regarding EcoTru®'s labeling claims. In response, during January 2006, we: (1) voluntarily suspended sales, marketing and distribution of EcoTru®; (2) immediately initiated a retrieval program to recover stocks of EcoTru® manufactured during 2005 that were remaining in customer inventories; (3) promptly commenced a comprehensive review of our manufacturing procedures and quality standards; (4) began formulary exploration efforts; and (5) contracted independent testing to support updated and potential additional label claims.  We believe that these new efforts, when combined with the previous data set which substantiated our prior labeling and marketing claims for the EcoTru® products, will support new submissions to EPA and the reintroduction of EcoTru®.  We have commenced installation of a new manufacturing process for our broad spectrum disinfectant formulation (and new product introductions) with the intent to reintroduce the EcoTru® product upon reauthorization by EPA.  We are exploring multiple process/quality improvements in advance of our anticipated return to the hospital grade disinfectant market.

The EPA commenced its nation-wide antimicrobial products efficacy program more than a decade ago in response to a study issued by the U.S. Government Accounting Office which found that the EPA lacked assurance that antimicrobial products registered by the EPA were efficacious. Accordingly, we understand that the EPA has committed itself to re-examining all EPA registered antimicrobial products that claim to control pathogenic organisms at specified levels in accordance with strict standards for performance established by the U.S. government. The EPA, through use of its own testing laboratory and certain state-run labs, has completed testing of sterilant products and currently is testing approximately 800 EPA-registered hospital-level disinfectants and 150 tuberculocides.

Although we believe that the data previously submitted to the EPA supports appropriate  labeling and marketing claims for our EcoTru®  products and we expect to  generate new data that  will be consistent with the numerous studies EnviroSystems generated over the years and which previously have been submitted to EPA in support of our claims, we cannot assure that the EPA will accept such data or that we will be able to resume sales, marketing and distribution of our EcoTru® products using identical claims under our prior EPA registration.

We recently filed an application for EPA registration of a new disinfectant product based on EnviroSystems' proprietary technology. It is anticipated that this product will include new label claims not previously made for EcoTru® products.  We have also commenced analysis of a new manufacturing process for our products.

Change in Fiscal Year

On January 26, 2006, our Board of Directors approved a change in our fiscal year-end from September 30 to March 31 in order to have our fiscal year-end coincide with the fiscal year of our operating subsidiary, EnviroSystems, Inc. In the future, we will report on a March 31 year end basis, with our first three fiscal quarters ending on June 30, September 30, and December 31. Since Telecomm is a holding company, with no prior operations, and all current operations conducted through its subsidiary EnviroSystems.

Results of Operations

Six Months Ended September 30, 2005 compared to Six Months Ended September 30, 2006

Overview: Our current focus for the Company is to resubmit EcoTru® to the EPA or identify an equivalent product opportunity. We have added one additional research position to our laboratory facility in Mentor, OH. At September 30, 2006 we closed our Santa Clara, CA office and moved our operations to our Mooresville, NC office.

Revenues.  Our revenues for the six months ended September 30, 2006 and 2005 were $47,236 and $221,251, respectively. This is a decrease of $174,015 or 78.7%. This decrease is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales during the last quarter of our prior fiscal year. All of our revenues for the six months ended September 30, 2006 are from the sale of our wipes which were not effected by the EPA action.

Cost of Sales. Cost of sales for the six months ended September 30, 2006 and 2005 were $81,273 and $211,593, respectively, a decrease of 130,320 or 66.32%.

Operating Expenses. Total operating expenses for the six months ended September 30, 2006 and 2005 were $1,040,638 and $160,212, respectively, an increase of $880,426. Operating expenses for the six months ended September 30, 2005 included a credit of $443,528 in settlement of outstanding liabilities owed to Diana Hoffman, our former President and CEO. Before this one time credit, our operating expenses for the six months ended September 30, 2005 were $603,740.    We hired additional personnel, including our Vice President of Sales and our Chief Science Officer in February 2006. We did not have these positions filled in the six months ended September 30, 2005. We also incurred additional cost in the six months ended September 30, 2006 for the EPA action and related cost.

Liquidity and Capital Resources

For the six months ended September 30, 2006, we used $1,391,610 in operating activities, compared with $373,340 used in operating activities for the six months ended September 30, 2005. The Company reduced its product recall reserve by $222,306 during the six months ended September 30, 2006.

At September 30, 2006 and March 31, 2006, we had cash and cash equivalents available in the amounts of $2,003,689 and $3,420,358, a decrease of $1,416,669.

Contractual Obligations

We have entered into two lease agreements for office and laboratory facilities. The first agreement for laboratory facility requires us to pay $10,800 yearly beginning in July 2006. The laboratory is located in Mentor, OH. The office lease requires us to pay $156,000 over a two year period beginning in August 2006.  We have two one year options to extend this lease at a rate of $62,400 per year. The office is located in Mooresville, NC.

Effective August 1, 2006, EnviroSystems, Inc., the wholly owned subsidiary of Telecomm Sales Network, Inc. entered into a manufacturing agreement with Minntech Corporation, a Minnesota corporation pursuant to which Minntech has agreed to be the exclusive U.S. manufacturer of EnviroSystems' disinfectant product.

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to ESI all of ESI's requirements for the Product.  Manufacturing of the Product is expected to commence sometime in March 2007.  The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the Product by Minntech to ESI, provides for automatic one year renewals if not terminated by one of the parties.  The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit 10.1 – Manufacturing Agreement entered into as of August 1, 2006 by and between Minntech Corporation and EnviroSystems, Inc. and Modification Agreement, dated October 11, 2006*

Exhibit 10.2 – Consent Agreement and Final Order with United States Environmental Protection Agency

Exhibit 31.1 - Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

A request for confidential treatment has been made for certain portions of such documents. Confidential portions have been omitted and filed separately with the SEC in accordance with Rule 24b-2 under the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Telecomm Sales Network, Inc.

November 14, 2006	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit 10.1 – Manufacturing Agreement entered into as of August 1, 2006 by and between Minntech Corporation and EnviroSystems, Inc. and Modification Agreement, dated October 11, 2006*

Exhibit 10.2 – Consent Agreement and Final Order with United States Environmental Protection Agency

Exhibit 31.1 – Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

A request for confidential treatment has been made for certain portions of such documents. Confidential portions have been omitted and filed separately with the SEC in accordance with Rule 24b-2 under the Securities Exchange Act.