Form 10QSB
period 2006-12-31
Anpath Group, Inc.
filed 2007-02-14
CIK 1310527

_____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

_________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File Number 333-123365

_________________

ANPATH GROUP, INC.

(Exact name of small business issuer as specified in its charter)

_________________

DELAWARE	20-1602779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Morlake Drive, Suite 201 Mooresville, NC 28117

(Address of principal executive offices)

(704) 658-3350

(Issuer’s telephone number)

Telecomm Sales Network, Inc.

(Former name, former address and former fiscal year if changed since last report)

_________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at February 14, 2007
Common Stock, $.0001 par value	16,000,000

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

_____________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,212,689	$3,420,358
Accounts receivable, net	21,664	11,615
Prepaid expenses	35,299	45,947
Inventory	100,481	105,192
TOTAL CURRENT ASSETS	1,370,133	3,583,112
FIXED ASSETS
Furniture & fixtures	183,883	135,660
Machinery & equipment	395,138	44,357
Capitalized software	135,052	131,843
Less accumulated depreciation and amortization	(178,226)	(240,476)
TOTAL FIXED ASSETS	535,847	71,384
OTHER ASSETS
Trade secrets	1,400,000	1,400,000
Deposits	12,669	16,550
TOTAL OTHER ASSETS	1,412,669	1,416,550
TOTAL ASSETS	$3,318,649	$5,071,046
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$333,021	$277,348
Reserve for product returns	23,099	270,000
TOTAL CURRENT LIABILITIES	356,120	547,348
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,000,000 shares issued and outstanding	1,600	1,600
Additional paid-in capital	22,812,067	22,631,853
Accumulated deficit	(19,851,138)	(18,109,755)
TOTAL STOCKHOLDERS' EQUITY	2,962,529	4,523,698
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,318,649	$5,071,046

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$9,739	$187,955	$56,975	$409,206
COST OF SALES	22,303	233,604	103,576	445,197
Gross Profit (Loss)	(12,564)	(45,649)	(46,601)	(35,991)
EXPENSES
Sales and marketing	68,829	36,506	196,036	113,681
Product development	93,494	29,860	292,614	77,040
Corporate	209,502	223,778	594,289	130,696
Finance and administrative	354,123	82,025	683,647	210,964
Total Expenses	725,948	372,169	1,766,586	532,381
LOSS FROM OPERATIONS	(738,512)	(417,818)	(1,813,187)	(568,372)
OTHER INCOME (EXPENSE)
Interest income	18,664	62	72,388	488
Interest expense		(38,499)		(101,886)
Other income	216	(6,476)	216	(6,476)
Total Other Income (Expense)	18,880	(44,913)	72,604	(107,874)
LOSS BEFORE TAXES	(719,632)	(462,731)	(1,740,583)	(676,246)
INCOME TAX EXPENSE	-	-	(800)	(800)
NET LOSS	$(719,632)	$(462,731)	$(1,741,383)	$(677,046)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.07)	$(0.11)	$(0.11)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,000,000	6,400,000	16,000,000	6,400,000

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2005	6,400,000	$640	$14,246,142	$(14,451,886)	$(205,104)
Effect of reverse merger and recapitalization	5,350,000	535	33,148	-	33,683
Common stock issued at a price of $2.00 per share
in private placement on January 10, 2006	4,250,000	425	6,950,659	-	6,951,084
Stock options and warrants issued	-	-	1,401,904	-	1,401,904
Net loss for the year ended March 31, 2006	-	-	-	(3,657,869)	(3,657,869)
Balance, March 31, 2006	16,000,000	1,600	22,631,853	(18,109,755)	4,523,698
Stock options and warrants issued	-	-	180,214	-	180,214
Net loss for the period ended December 31, 2006	-	-	-	(1,741,383)	(1,741,383)
Balance, December 31, 2006 (unaudited)	16,000,000	$1,600	$22,812,067	$(19,851,138)	$2,962,529

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	December 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,741,383)	$(677,046)
(Gain) Loss on disposal of assets	(216)	6,476
Depreciation and amortization	35,455	72,971
Stock options issued	180,214	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(10,049)	18,395
Decrease (increase) in prepaid expenses	10,648	17,405
Decrease (increase) in inventory	4,711	189,261
Decrease (increase) in deposits	3,881	608
Increase (decrease) in accounts payable & accrued expenses	55,673	(221,011)
Increase (decrease) in recall reserve for product returns	(246,901)	-
Net cash used by operating activities	(1,707,967)	(592,941)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(503,310)	(1,786)
Net cash used in investing activities	(503,310)	(1,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from disposal of assets	3,608	1,100
Increase (decrease) in due to officers	-	(66,694)
Increase in notes payables	-	700,000
Net cash provided by financing activities	3,608	634,406
NET INCREASE (DECREASE) IN CASH	(2,207,669)	39,679
CASH - Beginning of period	3,420,358	32,985
CASH - End of period	$1,212,689	$72,664
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$800	$800

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

Anpath Group, Inc. (hereinafter “the Company”) was incorporated in the State of Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s name was changed to Anpath Group, Inc. on January 8, 2007 at a special meeting of the shareholders’ of the Company. The Company’s former name was Telecomm Sales Network, Inc. The Company’s headquarters is located in Mooresville, North Carolina. The Company’s year end is March 31.

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financials statements for the period ended March 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.   Operating results for the nine-month period ending December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of the nine months ended December 31, 2006 and 2005.

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and March 31, 2006.

Property and Equipment

Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets, typically 3-7 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table summarizes the Company's fixed assets:

	December 31,	March 31,
	2006	2006
Office Equipment	$51,347	$49,046
Furniture & Fixtures	11,825	46,350
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	395,138	44,357
Laboratory Furniture	-	4,600
Laboratory Equipment	118,051	33,005
Capitalized Software	135,053	131,843
	714,073	311,860
Accumulated Depreciation and Amortization	(178,226)	(240,476)
Fixed Assets, net	$535,847	$71,384

Depreciation expense for the nine month periods ended December 31, 2006 and 2005 was $35,455 and $72,971, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the nine months ended December 31, 2006 and 2005, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,250,000 to continue operations in the next twelve months.

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

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

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

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 and March 31, 2006, the Company's uninsured cash balances total was $1,087,626 and $3,201,749, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2006	2006
Raw material	$87,161	$134,710
Work-in-progress	-	-
Finished goods	13,320	30,482
Allowance for obsolescence	-	(60,000)
Inventory, net	$100,481	$105,192

NOTE 5 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At December 31, 2006 and March 31, 2006, the Company has accrued $23,099 and $270,000, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet.

NOTE 6 - COMMITMENT AND CONTINGENCIES

Operating Leases

The Company, has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $88,419and $78,765 for the nine months ended December 31, 2006 and 2005, respectively.

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At December 31, 2006, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 250,000 were fully vested at March 31, 2006 with the balance vesting at a rate of 250,000 each at March 31, 2007 and 2008.

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

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

Lease Agreements

The Company has entered into two lease agreements for office and laboratory facility. The first agreement for laboratory facility requires payments of $10,800 yearly beginning in July 2006. The laboratory is located in Cleveland, OH. The office lease requires payments of $156,000 over a two year period beginning in August 2006.  There are two one year options to extend this lease at a rate of $62,400 per year. The office is located in Mooresville, NC.

NOTE 7 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company's board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of December 31, 2006, no preferred stock has been issued by the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Sale of Common Stock

Pursuant to a securities purchase agreement dated as of October 31, 2005 by and between Anpath Group and MV Nanotech Corp., a Texas corporation (“MV Nanotech”), the Company issued and sold to MV Nanotech 3,230,000 shares of the Company's restricted common stock, par value $0.0001 per share and a warrant to purchase up to an additional 4,000,000 shares of common stock. The warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. Pursuant to the agreement, MV Nanotech paid Anpath Group $80,750 for the securities, of which $40,375 was paid in cash with the remainder in a non-interest bearing promissory note receivable, later paid on January 12, 2006.

The securities were issued to MV Nanotech in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended in reliance on Section 4(2) of the Act and the safe harbor private offering exemption provided by Rule 506 promulgated under the Act, without the payment of discounts or commissions to any person.

Merger and Recapitalization

Prior to the merger and recapitalization (described below), there were 7,350,000 shares of the Company’s common stock outstanding. This included 4,120,000 shares of common stock issued for cash to the Company’s shareholders, officers and directors and 3,230,000 shares issued to MV Nanotech. The Company purchased and retired 2,000,000 shares of its common stock from its former officers and directors immediately prior to the merger and private placement transactions, leaving 5,350,000 shares of the Company’s common stock outstanding at the time of the merger and private placement transactions.

On January 10, 2006, the Company completed the acquisition of EnviroSystems, Inc. (“EnviroSystems”) in a merger transaction. The Company issued 6,400,000 shares of common stock in exchange for all the outstanding shares, options and warrants of EnviroSystems, Inc. Pursuant to an agreement and plan of merger dated as of November 11, 2005 (the “Merger Agreement”), by and among the Company, TSN Acquisition Corporation (“TAC”), a newly formed and wholly owned subsidiary of the Company, and EnviroSystems, Inc. (“EnviroSystems”), TAC merged with and into EnviroSystems, with EnviroSystems as the surviving corporation. On January 10, 2006, prior to the merger, the Company had $4,177 in cash, a

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

note receivable of $40,375, and liabilities of $10,869 with net assets of $33,683 and 5,350,000 common stock shares issued and outstanding.

The transaction between the Company and EnviroSystems has been treated as a reverse merger and recapitalization of EnviroSystems for reporting purposes. The Company’s filed financial statements reflect the restatement of EnviroSystems stockholders' equity for the periods ending March 31, 2006 and 2005. The net effect of the merger is that the prior EnviroSystems preferred shareholders received 40% or 6,400,000 shares of the outstanding stock of the Company in the transaction for their outstanding shares, warrants and options of EnviroSystems preferred stock.

All shares of the Company’s common stock to be issued to the EnviroSystems shareholders, option holders and warrant holders (6,400,000 shares) in the merger are subject to a lock-up and held in escrow for a period equal to the longer of (a) 12 months following the closing or (b) 9 months after the effective date of a registration statement covering the resale of the shares of the Company’s common stock sold in the offering, provided, that such lock-up period shall not exceed the date 15 months from the closing. The escrow shares will be used to secure indemnification obligations of EnviroSystems shareholders to the Company under the merger agreement.

In November 2006 the Company elected to exercise its right to seek indemnification and made a claim seeking the return of all 6,400,000 shares held in escrow.  Pursuant to the terms of the Escrow and Lock-Up Agreement, if the Company determined that it had a claim for damages under the Merger Agreement, the Company had up to one year from the closing of the Merger to submit a claim seeking the return of shares held in escrow.  The Company is currently in negotiations with representatives of the EnviroSystems preferred stockholders and all parties to the negotiations are hoping to reach an amicable resolution.  The Company has not set a time frame for the conclusion of the negotiations and cannot say when the negotiations will be concluded.  Further, the Company cannot say whether or not its claim will be successful or if the Company will receive any or none of the shares it is seeking.

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

Also in the merger, outstanding warrants to purchase preferred stock of EnviroSystems were converted into 613,869 common stock warrants of the Company. These warrants are priced at $5.00 per warrant and start to expire in approximately 3 months to 4 years.

Private Placement

On January 10, 2006, the Company also issued 4,250,000 shares of common stock in a private placement offering in exchange for $8,500,000 in gross proceeds. The Company received $6,951,084 after paying $1,548,916 in expenses associated with the private placement including legal, escrow and selling agents fees. The merger agreement called for minimum gross proceeds from the private placement of $8,500,000 and net offering proceeds of $7,200,000. The Company's net offering proceeds were $248,916 lower then the agreed upon amount due to increased expenses of the offering including legal and other expenses of the private placement. This is a violation of the merger agreement but had no effect on the merger transaction.

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

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

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

In connection with the private placement offering on January 10, 2006, the Company issued 637,500 common stock warrants to three selling agents of the private placement offering for purchase of the Company's common stock. The warrants are exercisable for a period of 4 years commencing April 10, 2006 and have an exercise price of $2.50 per share.

The following is a summary of all common stock warrant activity during the year ended March 31, 2006 and the nine months ended December 31, 2006:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2005	613,869	$5.00	$5.00
Warrants granted	4,637,500	2.5	2.5
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants issued and exercisable at: March 31, 2006	5,251,369	2.50-5.00	2.79
Warrants granted	-	-	-
Warrants expired	(176,968)	5.00	5.00
Warrants exercised	-	-	-
Warrants issued and exercisable at: December 31, 2006	5,074,401	$2.50-5.00	$2.72

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2006:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	105,420	0.73	5.00
$5.00	242,045	1.80	5.00
$2.50	4,637,500	3.21	2.50
$5.00	89,436	3.41	5.00
	5,074,401	3.09	$2.72

The Company used the Black-Scholes option price calculation to value the warrants granted in the year ending March 31, 2006 using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; half the actual exercise term of the warrants granted and the exercise price of warrants granted.

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

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

Under the Plans during the year ended March 31, 2006 and the nine months ended December 31, 2006 the Company granted 325,750 and 1,150,000 stock options to employees and members of the Board of Directors.

The Company also issues stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the nine months ended December 31, 2006 and 2005, the Company granted 15,645 and -0- options to consultants to purchase common stock with exercise prices of $1.70 to $2.95 per share which was equal to or higher than the market price at the date of the grant. Consulting expense was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the nine months ended December 31, 2006 and 2005 in the amounts of $17,825 and $-0-, respectively.

The following is a summary of all common stock option activity during the year ended March 31, 2006 and the nine months ended December 31, 2006:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2005	2,662,908	$2.34
Options granted	1,156,720	2.32
Options expired	(1,680,546)	2.50
Options exercised	-	-
Options outstanding at March 31, 2006	2,139,082	2.87
Options granted	341,395	2.05
Options expired	-	-
Options exercised	-	-
Options outstanding at December 31, 2006	2,480,477	$2.77

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2006	1,230,217	$3.31

Options exercisable at December 31, 2006	1,379,917	$3.17

ANPATH GROUP, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31 2006

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2006:

Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At December 31, 2006	Weighted Average Exercise Price (Exercisable Shares)
$3.40	913,383	7.84	$3.40	913,383	$3.40
$5.00	68,979	3.88	$5.00	68,979	$5.00
$1.61 - 2.95	22,365	9.46	$2.06	21,805	$2.05
$2.00 - 2.50	1,475,750	6.74	$2.29	375,750	$2.35
$1.61 - 5.00	2,480,477	7.09	$2.77	1,379,917	$3.17

Total compensation cost related to non-vested stock options as of December 31, 2006 was $1,049,788.

Weighted average period of non-vested stock options was 9.45 years as of December 31, 2006.

The Company used the Black-Scholes option price calculation to value the options granted in the nine months ended December 31, 2006 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Transition Report on Form 10-KSB filed on June 29, 2006 and incorporated herein by reference.

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

Results of Operations

Nine Months Ended December 31, 2005 compared to Nine Months Ended December 31, 2006

Overview: Our current focus for the Company is to resubmit EcoTru® to the EPA or identify an equivalent product opportunity. We have added one additional research position to our laboratory facility in Mentor, OH. At September 30, 2006 we closed our Santa Clara, CA office and moved our operations to our Mooresville, NC office.

Revenues.  Our revenues for the nine months ended December 31, 2006 and 2005 were $56,975 and $409,206, respectively. This is a decrease of $352,231 or 86.1%. This decrease is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales during the last quarter of our prior fiscal year. All of our revenues for the nine months ended December 31, 2006 are from the sale of our wipes which were not affected by the EPA action.

Cost of Sales. Cost of sales for the nine months ended December 31, 2006 and 2005 were $103,576 and $445,197, respectively, a decrease of 341,621 or 76.7%. This decrease is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales during the last quarter of our prior fiscal year.

Operating Expenses. Total operating expenses for the nine months ended December 31, 2006 and 2005 were $1,766,586 and $532,381, respectively, an increase of $1,234,205. Operating expenses for the nine months ended December 31, 2005 included a credit of $443,528 in settlement of outstanding liabilities owed to Diana Hoffman, our former President and CEO. Before this one time credit, our operating expenses for the nine months ended December 31, 2005 were $975,909.    We hired additional personnel, including our Vice President of Sales and our Chief Science Officer in February 2006. We did not have these positions filled in the nine moths ended December 31, 2005. We also incurred additional cost in the nine months ended December 31, 2006 for the EPA action and related research cost.  The nine months ended December 31, 2006 also includes $180,214 compensation cost related to vested stock options issued.

Liquidity and Capital Resources

For the nine months ended December 31, 2006, we used $1,707,967 in operating activities, compared with $592,941 used in operating activities for the nine months ended December 31, 2005. The Company reduced its product recall reserve by $246,901 during the six months ended December 31, 2006.

At December 31, 2006 and March 31, 2006, we had cash and cash equivalents available in the amounts of $1,212,689 and $3,420,358, a decrease of $2,207,669.

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

Effective August 1, 2006, EnviroSystems, Inc., the wholly owned subsidiary of Anpath Group, Inc. entered into a manufacturing agreement with Minntech Corporation, a Minnesota corporation pursuant to which Minntech has agreed to be the exclusive U.S. manufacturer of EnviroSystems' disinfectant product.

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to ESI all of ESI's requirements for the Product.  Manufacturing of the Product is expected to commence sometime in March-April 2007.  The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the Product by Minntech to ESI, provides for automatic one year renewals if not terminated by one of the parties.  The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

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

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission to a Vote of Security Holders.

On January 8, 2007, the Company held a special meeting of its stockholders.  See the Company’s Report on Form 8-K filed with the SEC on January 10, 2007.

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

Anpath Group, Inc.

February 14, 2007	By: /s/ J. Lloyd Breedlove
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