Form 10KSB
period 2007-03-31
Anpath Group, Inc.
filed 2007-06-28
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2007

☐  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ____________ to ______________

Commission File Number 333-123365

ANPATH GROUP, INC.
(Name of small business issuer in its charter)

DELAWARE	20-1602779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Morlake Drive
Suite 201
Mooresville, North Carolina	28117
(Address of principal executive offices)	(Zip Code)

704-658-3350
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Issuer's revenues for its most recent fiscal year: $ 116,572

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 26, 2007 was $21,102,428.

On June 1, 2007, the issuer had 16,299,889 shares of common outstanding.

Documents incorporated by reference:

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ANPATH GROUP, INC.
FORM 10-KSB

INDEX

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations.  Such statements relate to expectations concerning matters that are not historical fact.  Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may."  In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “Commission" or "SEC"), in our reports to stockholders, and in other communications made by or with our approval.  These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties.  Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected.  Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Through our wholly-owned subsidiary EnviroSystems, Inc., which we refer to as EnviroSystems, we produce cleaning and disinfecting products that help prevent the spread of infectious micro-organisms while minimizing the harmful effects to people, equipment or the environment.  We are focused on developing infection prevention technologies that we believe will position us in the forefront of the industry at a time when there is rapidly growing awareness of the critical need to prevent biological risks -- both natural and man-made.  We acquired EnviroSystems in a reverse merger acquisition transaction in January 2006.  See, Description of the Merger.

Shortly after we acquired EnviroSystems, our business activities were redirected after we received notice from the Environmental Protection Agency (EPA) Region 9 in January 2006 that the results of random tests of a single sample of our EcoTru® product taken from a distributor's inventory raised issues regarding EcoTru®'s labeling claims.  In response, we suspended sales, marketing and distribution of EcoTru®.  We also undertook a voluntary retrieval program to recover stocks of EcoTru® that were manufactured during 2005 that still remained in customers’ inventories.  Since January 2006, our business activities have been focused upon aggressively reviewing all aspects of our EcoTru® product line. In addition to efforts to establish new manufacturing facilities, independent testing is ongoing in conjunction with a program to review and enhance our archive of test data. Further, we are instituting a new quality assurance program. While we believe that these product reviews and quality initiatives will address issues raised by the EPA, these same programs are integral parts of our business plan and include steps we began taking prior to the EPA inquiry.  A final settlement that resolved EPA's allegations was completed with EPA and provided for payment by EnviroSystems of a civil penalty of approximately $16,500.  The Consent Agreement with EPA was completed and signed by both parties and filed by EPA during June 2006; the fine was paid in a timely manner during July.  See, Description of Business – Recent EPA Action and Product Retrieval Program.

Our EcoTru® product is produced using a proprietary and we believe unique, chemical emulsion technology platform that we expect to reformulate for use as a hospital grade hard-surface disinfectant product. This product, which will be an update of our product that historically was known as EcoTru® is expected to demonstrate through testing that it will effectively kill numerous bacteria, fungi, and viruses, including Hepatitis B and C, HIV, herpes and influenza. In addition to being highly effective as a disinfectant, the updated EcoTru® is expected to occupy a unique position in the market place in that it will combine this microbial effectiveness in a disinfectant product which also will have a favorable profile for health and environmental effects.  EcoTru® is expected to become available again in 22 ounce spray containers, one gallon bottles, 5 gallon pails and 55 gallon drums.

The Company also produces a cleaning wipes product and plans to develop and test a full line of wipes, including a disinfectant wipe with similar claims as those authorized for EcoTru® once EPA registration has been granted.

We recently registered a new limited disinfectant/sanitizer with the Federal EPA based on EnviroSystems' proprietary technology.  The product, EnviroTru™ is a ready-to-use cleaner and bactericide effective against numerous organisms including E Coli and Salmonella.  As a sanitizer it kills greater than 99.9% of Staph and Klebsiella.  EnviroTru™ also meets EPA requirements for Toxicity Category IV and has passed AMS 1452A, AMS 1453 and Boeing D6_7127 specifications for non-corrosion and materials compatibility. The process of registering EnviroTru™ in individual states is underway and distribution of will commence once that process is complete.

Our headquarter is located in Mooresville, North Carolina, at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350. Our website address is www.envirosi.com.

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

EPA Registration History – Prior to January 2006

EcoTru® was first registered by the EPA in October of 1998. The registrations claims were expanded in 2001 to include additional bacteria, fungi, and viruses, after development and testing of our emulsion technology. In 2003, further expansion of EcoTru®'s claims were registered with the EPA for mitigating MRSA, VRE and for Hepatitis C.

Corporate History

We were incorporated in the State of Delaware in August 2004, and prior to January 10, 2006, we had no material assets and/or operations. Effective January 10, 2006, we completed a reverse merger acquisition transaction with EnviroSystems, Inc., whereby EnviroSystems became our wholly owned subsidiary. In connection therewith, we issued to the preferred stockholders of EnviroSystems 6,400,000 shares of our common stock in exchange for all of the issued and outstanding preferred stock of EnviroSystems. See “Description of The Merger.” Effective as of January 10, 2006 our business became that of EnviroSystems.  On January 12, 2007, we amended our certificate of incorporation to change our name from Telecomm Communications, Inc. to Anpath Group, Inc. to more closely align our name with our business.

Unless the context otherwise expressly requires, all references to “we,” “us,” “our business,” “our company” or “Telecomm” shall mean Anpath Group, Inc. and EnviroSystems, Inc.

EnviroSystems was incorporated in the State of Nevada in 1996 and historically its business has been the development, marketing and distribution of cleaning and disinfecting products that are intended to reduce the spread of infectious disease without adverse effects to people, equipment or the environment.  EnviroSystems' products were sold into the healthcare, aviation, government and marine industry segments.  During the latter part of 2004, EnviroSystems undertook a review of its strategic alternatives, such review included consideration of a merger or sale of substantially all of the assets of EnviroSystems. Members of EnviroSystems’ Board of Directors and management contacted potential acquisition candidates to determine their interest in a transaction. After discussions with selected parties and an extensive exploration and evaluation of possible strategic alternatives to best maximize shareholder value, EnviroSystems' Board of Directors determined that an acquisition of EnviroSystems by us through the Merger was the best opportunity to maximize shareholder value.

Market Strategy

We believe that the concept of an easy-to-use and effective line of disinfectants  that fits with a favorable environmental profile offers us a unique opportunity to differentiate our products in the surface disinfectant market. It is our intention to use the  unique characteristics of our chemical emulsion technology to build acceptance of our disinfectants as an alternative which is significantly different from other disinfectant products that currently dominate the marketplace.

Our primary target market has been the healthcare industry, including hospitals, surgi-centers, dialysis and other clinics, reference laboratories and dental offices where we believe the demand for EcoTru® is greatest. We access this market through  distribution arrangements in the United States with such companies as Stericycle, Crosstex, Medline and Cardinal Healthcare Systems. In addition, we intend to establish international distribution with regional distributors in the prominent markets around the world.. We also have a distribution agreement with Andpak to distribute EcoTru ®  1453, EnviroTru™ 1453, and our cleaning wipes to the aviation industry. While we have initially targeted the healthcare industry and related markets for our sales efforts, we anticipate offering our disinfectant line® and any future products to any and all industrial and consumer markets that may benefit from a disinfecting product such as EcoTru®.

Historically we have allocated limited resources to our marketing and sales efforts.  As part of our marketing plan, we have hired a Vice President of Marketing and Sales who will be responsible for developing and implementing our marketing plan.

Products

EcoTru®

Our core product, EcoTru® has been sold to certain segments of the US healthcare market under the brand name “EcoTru® Professional” and to the aviation market as “EcoTru® 1453.” In addition, several distributors sold EcoTru® as a private label product including: Stericycle (Sterisafe ®) and Blue Cross Health Services in the UK. EcoTru® can be manufactured as a ready-to-use disinfectant/cleanser in 22 ounce spray containers, 1 gallon bottles, 5 gallon pails and 55 gallon drums.

We believe that when label claims have been updated, EcoTru® will be reauthorized for a wide spectrum of uses and be considered effective as both an all-purpose cleaner and as a hospital grade hard surface disinfectant; providing users with cost-savings in material and labor through the elimination of (i) the need to use multiple cleaning/disinfecting products and (ii) the procedures, disposal techniques, and costs associated with the use of other disinfecting products. We believe that EcoTru® will be unique in its capacity to list multiple pathogens that will be identified on the product label while remaining classified within the EPA's lowest possible toxicity rating in each of the categories for which the EPA requires acute toxicity testing (including primary skin, eye, acute inhalation and oral and dermal toxicity). We believe that EcoTru® labeling will reflect that it is effective for use on numerous surfaces including metals, metal alloys, plastics, synthetics, glass, painted surfaces and vinyl and is therefore an ideal product to use on hard surfaces that require disinfecting on a regular basis. .  The product has passed AMS 1452A, AMS 1453 and Boeing D6_7127 specifications for non-corrosion and materials compatibility.

EnviroTru™

Currently in the state registration process EnviroTru™, once available is the first of a number of planned products we intend to introduce based on our chemical emulsion platform technology.  We believe this product has numerous opportunities, in particular the consumer market.  EnviroTru™ 1453 will also target the aviation industry.  Like EcoTru®, EnviroTru™ is classified within the EPA's lowest possible toxicity rating in each of the categories for which the EPA requires acute toxicity testing (including primary skin, eye, acute inhalation and oral and dermal toxicity), and  has passed AMS 1452A, AMS 1453 and Boeing D6_7127 specifications for non-corrosion and materials compatibility.

Cleaning Wipes

We currently market a line of cleaning wipes and expect to develop a line of disinfectant wipes that will be registered with the EPA, based on our technology and appropriate for use in a wide range of markets.

Potential Future Products

In the future, we may be able to use our technology platform to develop new potential products with claims similar or identical to EcoTru®. These products may include, a wipes product line, including EPA registered wipes (as described above), an animal care product line including a topical healing agent and skin cleansing products.

Micro-emulsion Technology

Our products are manufactured using our micro-emulsion technology.  Through the use of micro-emulsion technology, we are able to create a highly efficient delivery mechanism for parachlorometaxylenol, which is the antimicrobial ingredient used in our chemical emulsion formulations.  We believe that our micro-emulsion technology allows our products to specifically target infectious microorganisms without harming higher life forms or the environment.

Parachlorometaxylenol (“PCMX”)

PCMX is the active antimicrobial ingredient in our EcoTru® and EnviroTru™ products. PCMX has been used as an effective antimicrobial disinfectant ingredient for over five decades, both in the United States and in Europe. PCMX has been demonstrated to be effective against bacteria, virus, and fungal species. In other formulations using PCMX, its biocide activity has been limited due to the inability of such formulations to deliver PCMX because a water barrier exists between PCMX and micro-organism membranes, which are both oily. The EcoTru® emulsion technology efficiently enables the delivery of PCMX across this barrier to the cell membranes.

In addition to its broad spectrum of activity, PCMX has a very low instance of allergic response (it has been used by the cosmetics industry for many years as a preservative) and it is rapidly degraded in the environment in both the presence and the absence of oxygen.

Micro-particle Anatomy

Observing the EcoTru® and EnviroTru™ emulsions under a very high degree of magnification, one would see a suspension of micro-particles moving very rapidly in distilled de-ionized water. Many of these particles are about 1/200th the width of a human hair. The center of the particles is oily or lipophilic, as is the target microbial membrane.

Incorporated into these micro-particles is PCMX biocide. The surface of each particle has a negative surface charge that is crucial to the targeting mechanism. There is an electrostatic attraction between these particles and the microbes. The selective targeting of the microbes by these micro-particles is the basis for the efficacy of our chemical emulsion products.

Micro-Emulsion Mechanism

The use of PCMX in an emulsion is the basis for our products efficacy. We believe that the physical/chemical properties of the emulsion particles and the electrostatic charge on the surface allows the particles to successfully target pathogenic microorganisms and deliver the biocide directly to the microorganisms' cell membrane, thereby improving efficacy.

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

Manufacturing

Previously, we had used different contract manufacturers for our production.  In August 2006, our wholly owned subsidiary, EnviroSystems, entered into an agreement with Minntech Corporation, an EPA and FDA listed manufacturer that has the capability to consolidate our manufacturing operations into one location.  Pursuant to the terms of the agreement, Minntech has established a dedicated manufacturing line at its manufacturing facility for our products.  Final validation and initial production should occur during the second calendar quarter of 2007.  The agreement with Minntech has a term of three years, commencing after the date of the first shipment of commercial quantities of our product and provides for one year renewals.  The agreement may be terminated by either of the parties on ninety days notice.

The agreement with Minntech also includes warehousing and distribution services and Minntech will provide dedicated warehousing facilities for our products.  Additionally, we may elect to utilize other customer and technical services offered by Minntech and we have the ability to expand our relationship with Minntech to take advantage of Minntech’s international manufacturing capabilities.

We believe that Minntech has the capabilities to continue to meet our volume requirements and specifications through the next several years and until we are ready to conduct our own in-house manufacturing and/or identify another contract manufacturer. All lots of product produced will be subject to quality assurance standards established by EnviroSystems and Minntech will provide a Certificate of Analysis with each lot produced, certifying inspection results and quality standards compliance.  Additionally, we intend to monitor vendor testing of raw materials and review production records to ensure EnviroSystems' procedures and specifications are followed throughout production.

Future Possible Self Manufacture Capability

Upon achieving sufficient levels of sales and revenues, we may pursue the development of in-house manufacturing capabilities which we believe might reduce our cost of goods sold and improve our control over our trade secrets. We believe that such a facility would cost approximately $2 million to develop and require approximately 20,000 to 80,000 square feet.  Any such facility that we developed would also include quality assurance and research and development facilities in addition to manufacturing facilities adequate to produce EcoTru® products.

Research and Development

Prior to January 10, 2006, we had conducted limited research and development because of a lack of capital. Since that time through March 31, 2007, we have devoted approximately $1,276,000 to research and development activities. Our research and development activities since January 2006 have focused on returning EcoTru® to the market.  While the return to the market of the broad spectrum product is our clear priority, we have ongoing cooperative research programs focused on expanding our chemical emulsion product platform.  We remain opportunistic regarding synergistic product line extensions.

Government Regulation

Disinfectant products such as ours are classified as “pesticides” and are subject to regulation by the United States Environmental Protection Agency (“EPA”), pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) as amended by the Food Quality Protection Act (FQPA) of 1996. FIFRA generally requires that before any person can sell or distribute any pesticide in the United States, they must obtain a registration from the EPA. After completing the registration process and submission of all required data, an applicant's proposed product label is stamped when accepted by EPA and returned to the registrant for use upon the registered product package. Anyone who sells/distributes a pesticide (including antimicrobial products) also must register that product in every state in which they intend to sell/distribute the product.

Facilities at which a pesticide is produced also must be listed with the EPA. Upon registration, an establishment number is assigned. Annual pesticide production reports are required to be submitted to the EPA and other books and records must be maintained indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year within and outside of the U.S., and the amount to be produced/repackaged/ relabeled for the current year. Pesticide maintenance fees are required for registered products. Failure to pay registration and annual maintenance fees or provide necessary test data when requested by the EPA could result in the cancellation of an EPA registration.

EPA regulations also require registrants to report to the EPA new information concerning adverse effects associated with their products.

We have two products registered with the United States Environmental Protection Agency, EcoTru® and EnviroTru™, assigned EPA Registration Nos. 70791-1 and 70791-2 which have EPA registered labels. EcoTru® is registered in all of the 50 States in the United States and the District of Columbia, except that California Department of Pesticide Registration (CDPR) has conditionally registered EcoTru® and EnviroSystems must provide additional test data to the CDPR.  EnviroTru™ is currently in the state registration process.

EnviroSystems' Cleaning Wipes have not been registered with the EPA and are not marketed as a disinfectant. We intend to pursue EPA registration of a disinfecting wipe as soon as possible.

Foreign Regulation

Although to date we have not had substantial international sales of our products, when we do sell products in foreign jurisdictions, we will be subject to foreign regulations. For example, before we can introduce our products into certain markets in the United Kingdom, such products must be listed on the United Kingdom's National Registry. We expect that we will have to register our products in other foreign jurisdictions before we can commence sales in such jurisdictions. Compliance with foreign requirements could require substantial expenditures and effort.

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

We believe that few competitive products have the same low-toxicity classifications assigned by the EPA to proprietary EcoTru® formulation, as well as the efficacy against a broad range of micro-organisms and virulent pathogens that EcoTru®'s reissued labeling is expected to reflect.

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

Intellectual Property

We have not applied for patent protection for our proprietary PCMX formulation or for our micro-emulsion technology and instead rely upon trade secret protection for protection of our formula, formulation, micro-emulsion technology and manufacturing process. We continue to review our intellectual property protection policy and have evaluated the use of patent versus trade secret protection for our intellectual property. While we cannot apply for patents on our formulation or micro-emulsion technology as a result of the passage of time, in the future we may seek other available patent protection. In addition, based upon our review of industry practice, we determined that it is more common to rely upon trade secret protection, rather than patents to protect intellectual property, particularly when such intellectual property involves processes such as ours. We have instituted strict internal procedures to protect the trade secrets and have confidentiality and non-disclosure agreements in place with our current contract manufacturers as well as our potential new manufacturing partner.

We will continue to evaluate our current trade secret protection and may decide in the future, if available, to submit use or design patents in certain areas that will not require us to disclose the trade secrets that give our chemical emulsion products or future potentially patentable derivative products a competitive advantage. In addition, we submitted both the early and the current versions of EcoTru® to a major U.S. de-formulation laboratory to see if they could reverse engineer our products. Despite their best efforts to reverse engineer our product, they were not able to provide us with an accurate report of the micro-emulsion ingredients or manufacturing process. As new products are brought to market, we intend to carefully analyze each for the methodology to be employed in protection of the intellectual property.

Pursuant to an Intellectual Property Assignment Agreement, effective as of July 30, 1996, between EnviroSystems, American Children's Foundation, Richard M. Othus, Andrew D.B. Lambie and Cascade Chemical Corporation, each of American Children’s Foundation, Mr. Othus, Mr. Lambie and Cascade Chemical Corporation irrevocably assigned to us all of their rights to the chemical formula which we use in the manufacture of our product. In consideration thereof, we agreed to pay to each of Messrs. Othus and Lambie a royalty equal to 0.25% of gross revenues received by us from sales of our products throughout the world, less credits and returns, for as long as we sell products which embody the assigned formula.

Our products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of our business. EcoTru® is currently registered in the United States, Japan, and Taiwan. We expect to file additional registrations in the European Union countries and Canada.  Likewise we have filed to register EnviroTru™.

Except for the trademarks referred to above, we do not believe any single trademark is material to the operations of our business as a whole.

Employees

As of March 31, 2007, we had a total of five full time employees. None of our employees are represented by a trade union. We anticipate hiring additional full time employees within the next twelve months.

Customers

We have traditionally sold the majority of our products to customers in the healthcare industry, including hospitals, dental offices, physicians' offices, reference laboratories, long term care facilities and veterinary offices. In addition, we also have also sold our products to the aviation industry, the U.S. Government and customers in the hospitality industry. As of March 31, 2007, both direct and through our distribution relationship with Anpak, we had one customer in the airline industry that purchased our products.  Sales to our top ten customers represented approximately 99.98% of our sales for the twelve months ended March 31, 2007. All of our sales consisted of our cleaning wipes.  For the fiscal year ended March 31, 2007, JetBlue accounted for 80.35% of sales of our wipes.

Sales, Marketing, Distribution

Our strategy has been to market and sell our products primarily through third party distributors and to a lesser extent through direct sales. For the twelve months ended March 31, 2007, sales through distributors accounted for approximately 80.35% of our sales. We have entered into distribution agreements with distributors that service the industry segments that we have targeted for sales of our products.  In the transportation industry, we have entered into a distribution agreement with Andpak, a distributor to the aviation industry which markets our cleaning wipes,  EcoTru® 1453 and will market EnviroTru™ 1453 to the same industry.

We have also entered into distribution agreements with distributors to market our products outside of the United States. To date we have had minimal international sales of our products.

Our direct sales efforts have been to healthcare facilities, institutions, commercial airlines and local governments and were intended primarily to help gain market acceptance, attract major distributors and establish EcoTru® as a brand. For the twelve months ended March 31, 2007, direct sales to customers accounted for 19.65% of our sales.

The majority of our products are shipped to customers from our contract manufacturer’s facility in Morgan Hill, CA.  We use third party carriers to deliver our products. From time to time, we will arrange for shipments directly from our contract manufacturer.

Insurance Matters

We maintain a general business liability policy and other coverages specific to our industry and operations. We also maintain general products liability coverage and directors and officers liability coverage. We believe that our insurance program provides adequate coverage for all reasonable risks associated with operating our business.

DESCRIPTION OF THE MERGER

The Merger

Effective January 10, 2006, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 11, 2005 between us, our wholly owned subsidiary, TSN Acquisition Corporation and EnviroSystems , TSN merged with and into EnviroSystems, with EnviroSystems as the surviving corporation (the “Merger”).

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

EnviroSystems Preferred Stock Conversion

Immediately prior to the Merger, the EnviroSystems preferred stockholders held 2,524,472 shares of EnviroSystems preferred stock and warrants and options to purchase up to an additional 838,850 shares of EnviroSystems preferred stock, for an aggregate of 3,363,322 shares of EnviroSystems’ preferred stock on a fully diluted basis.  All of such preferred shares, including preferred shares underlying options and warrants, were exchanged for 6,400,000 shares of our common stock, which resulted in a conversion ratio of approximately 1.902880 shares of our common stock for each share of EnviroSystems preferred stock, on a fully diluted basis.   Accordingly, of the 6,400,000 shares of our common stock issued in the Merger, 4,833,469 shares represent shares issued in exchange for shares of preferred stock, 583,201 shares represent shares of common stock issuable upon the exercise of warrants to purchase EnviroSystems preferred stock and 983,329 shares represent shares issuable upon the exercise of options to purchase EnviroSystems preferred stock.  All 6,400,000 shares of our common stock were placed in an escrow account to be held according to the terms of the Escrow and Lock-Up Agreement.  Pursuant to the terms of the Escrow and Lock-Up Agreement, if any options or warrants to purchase EnviroSystems preferred stock expire unexercised, the shares of our common stock that would have been issued to such holders upon exercise will be allocated pro-rata among the remaining EnviroSystems preferred stockholders.

Escrow and Lock-Up Agreement

The 6,400,000 restricted shares of common stock issued to the EnviroSystems preferred stockholders are subject to an Escrow and Lock-Up Agreement.  Pursuant to the terms of the Escrow and Lock-Up Agreement, the 6,400,000 shares of common stock will be held in escrow for a period equal to the longer of 12 months following January 10, 2006 or 9 months after the effective date of a registration statement under the Securities Act registering such shares for resale. Provided, however, that in no event shall such shares be held in escrow for a period exceeding 15 months from January 10, 2006, the effective date of the merger closing. The Escrow and Lock-Up Agreement also provides for earlier release of the shares of common stock in the event that (i) MV Nanotech Corp. exercises warrants and sells the underlying shares of common stock, or (ii) we agree, with MV Nanotech Corp.’s consent to release the shares. All 6,400,000 shares of common stock are to be held for the benefit of the EnviroSystems Preferred Stockholders. If any options or warrants to purchase EnviroSystems preferred stock held in the escrow account expire unexercised, then the shares of our common stock that would have been issued upon such exercise, will be distributed among the remaining EnviroSystems Preferred Stockholders.

As of April 13, 2007, warrants to purchase 93,000 shares of EnviroSystems preferred stock expired and therefore, since the aggregate number of shares of EnviroSystems preferred stock decreased, the conversion ratio was increased to approximately 1.956994 shares of our common stock for each share of EnviroSystems preferred stock, on a fully diluted basis.  Accordingly, as of April 13, 2007, of the 6,400,000 shares of common stock issuable to the EnviroSystems preferred stockholders, 4,940,376 are issuable in exchange for shares of EnviroSystems preferred stock, 449,326 shares are issuable upon the exercise of warrants to purchase shares of EnviroSystems preferred stock and 1,010,298 shares are issuable upon the exercise of options to purchase EnviroSystems preferred stock.

Under the Escrow Lock-Up Agreement, the EnviroSystems Preferred Stockholders are entitled to vote the shares of common stock held in escrow on all matters brought to a vote of our stockholders and shall be entitled to receive dividends, if and when declared, on our common stock and have the right to demand registration of their share of common stock if, after the release of the shares of common stock, such shares are not freely tradeable.

Pursuant to the terms of the Escrow Lock-Up Agreement, for a period of one year after the closing of the merger, the shares of common stock held in escrow are available to satisfy indemnification obligations, if any, of the EnviroSystems preferred stockholders under the merger agreement to us and to MV Nanotech Corp., which are referred to as indemnified parties under the merger agreement.  Pursuant to the terms of the Escrow and Lock-Up Agreement, in the event that an indemnified party incurs losses as a result of a breach of any covenants, agreements, representations or warranties in the Merger Agreement, then such party has the right to require the EnviroSystems preferred stockholder to deliver out of the escrow account to such indemnified party that number of shares of common stock held in escrow equal in value to the amount of damages.

In November 2006 we elected to exercise our right to seek indemnification and sent to representatives of the EnviroSystems preferred stockholders, a Claim Notice for indemnification under the Escrow and Lock-Up Agreement seeking the return of all 6,400,000 shares of common stock held in escrow.  In December 2006, representatives of the EnviroSystems preferred stockholders responded on behalf of the EnviroSystems preferred stockholders by indicating that they did not believe that our Claim Notice satisfied the requirements of the Escrow and Lock-Up Agreement and requested that we provide a Claim Notice meeting said requirements.  We, however, believe that our Claim Notice satisfied the requirements in the Escrow and Lock-Up Agreement.  In addition, the representatives of the EnviroSystems preferred stockholders verbally rejected our request for the return of all of the 6,400,000 shares of common stock held in escrow and reserved further objection to our claims pending receipt of a Claim Notice, which the representatives of the EnviroSystems preferred stockholders believes satisfies the requirements of the Escrow and Lock-Up Agreement.

On April 9, 2007, we sent a supplement to our Claim Notice to the representatives of the EnviroSystems preferred stockholders further outlining our claim for indemnification and reiterating our demand for the return of all 6,400,000 shares of common stock held in escrow.

We are currently in negotiations with representatives of the EnviroSystems preferred stockholders and all parties to the negotiations are hoping to reach an amicable resolution.  We have not set a time frame for the conclusion of the negotiations and cannot say when the negotiations will be concluded.  Further, we cannot say at this time whether or not our claim will be completely or partially successful, if at all, or when, if ever, the 6,400,000 shares of common stock held in escrow will be released from escrow, and, if released, the amount to be released.  It is possible that we will not be able to achieve the return of any of the 6,400,000 shares held in escrow.  Pursuant to the terms of the Escrow and Lock-Up Agreement, the 6,400,000 shares of common stock will remain in escrow until the parties deliver the escrow agent a settlement agreement directing the release of the shares or the escrow agent receives a non-appealable court order directing how the shares should be released.  In the event that our claim is successful and we receive a return all or a portion of the 6,400,000 shares, we intend to hold such shares as treasury shares, and if necessary, to make such filings with the SEC as may be necessary to de-register all of such shares returned to us.

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

Risks Related To Our Business

In January 2006, we suspended sales, marketing and distribution of EcoTru® and commenced a voluntary recall of all such products produced since January 2005 which remained in customers' inventories. We cannot predict when, if ever, we will recommence sales or the harm such recall will have on our reputation and business.

In January 2006, in response to an EPA inquiry, we suspended sales, marketing and distribution of EcoTru® and commenced a voluntary recall of EcoTru® products produced since January 2005 that remained in customers' inventories.  In connection with the EPA’s inquiry, we paid a fine and administrative charges of approximately $16,500.  As of March 31, 2007, we had accrued $26,999 as our best estimate of the costs to us of the EPA action and the recall. We have initiated formulary development work, manufacturing process and quality standards improvements and additional product testing to be submitted to the EPA for review. We cannot predict when, if ever, we will be recommence sales of EcoTru® or if we will be able to sell our products with the efficacy claims listed on our labels prior to the EPA inquiry. If we are not able to sell, market or distribute EcoTru®, or related products based on our PCMX technology, or if we are not permitted to again use our prior efficacy claims, our prospects, business and results of operations could be materially adversely affected. Further, we cannot predict at this time the effect the recall has had, or will have, on our reputation and business.

If our formulary exploration work, manufacturing improvement efforts and additional product testing does not prove the efficacy of our products or does not result in the receipt of EPA authorization, we will not be able to sell our products under their prior label claims which could have a material adverse effect on our ability to market and sell our products.

The results of our efforts may show that EcoTru® cannot meet the same standards as previously shown. In that event, we will have to devote significant financial and other resources to further research and development and the commercialization of our products using our technologies will be delayed or may never occur. Although our earlier tests and studies resulted in EPA approval for a variety of efficacy claims, the results from these earlier tests may not be representative of the results we obtain from any future tests, including our current tests.

Even if our current work does reconfirm the efficacy of our products, we cannot assure that the EPA will accept our results without additional testing and review. If the EPA does not accept the results, they may require that we conduct additional tests and studies and submit that data before EPA will reconsider restoration of our product claims. We may need to expend substantial resources to conduct further tests and studies to obtain data that EPA believes is sufficient. Depending on the extent of these tests and studies, this process could take a significant amount of time and/or may require us to expend more resources than we may have available. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

We have to re-establish our core product in the market and rebuild our reputation and costumer confidence in us.  If we are not able to do so, our business could be materially adversely affected.

As a result of the EPA inquiry and the recall, our product’s position in the market and our reputation has been significantly adversely effected. Even if we are successful in having EcoTru’s prior labeling claims reauthorized, we may not be able to regain customer confidence or rehabilitate our reputation.  If we cannot regain our reputation and reestablish relationships with our customers, our business will be materially adversely affected.

Our products will continue to be subject to periodic random inspection and testing by the EPA and we cannot assure that such tests will not result in further EPA letters of inquiry or other actions.

Our products will continue to be subject to periodic inspection and testing by the EPA and other authorities, where applicable, and must comply at all times with the EPA and state regulations. If we fail an EPA inspection and/or test, or otherwise fail to comply with statutory and regulatory requirements we could be subject to possible legal or regulatory action, such as suspension of sales, suspension of manufacturing, seizure of product or voluntary recall of products.  Further, such a failure could result in the imposition of market restrictions through labeling changes or in product removal.  If compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of our products occur following reauthorization by the EPA our ability to market our products may be withdrawn.  Further, if products selected for random testing by the EPA have not been properly stored, then the EPA tests may result in a finding that our products do not meet the efficacy standards on our labels. If EPA testing results in findings that our products do not meet EPA standards, it could have a material adverse effect on our business, reputation and results of operation.

We have been and are dependent upon sales of a single product, EcoTru® to the healthcare industry for most of our sales. If we are not able to reintroduce our EcoTru® to other markets or our product fails to gain market acceptance our business will suffer.

EcoTru® has been and currently is our only product.  Sales of this product to customers in the healthcare industry have accounted for substantially all of our revenue. We cannot provide assurance that we will be successful in reintroducing EcoTru® to the market or in convincing former or new customers in the healthcare market to use our product once it returns to distribution or if we can successfully branch out into other markets. Certain competitors have products that are established in our target markets, and we may not be able to convince users of those products to switch to EcoTru® if it is reintroduced into the market. Healthcare professionals may be hesitant to utilize our product given our recent history with the EPA and product recall, our product pricing structure and the fact that we are a relatively small company. If we fail to reintroduce EcoTru® to the healthcare market or if after reintroduction our product fails to gain additional acceptance in the healthcare industry, our business will be significantly harmed.

We have not applied for patents on our proprietary technology and rely upon trade secret protection to protect our intellectual property; it may be difficult and costly to protect our proprietary rights and we may not be able to ensure their protection.

We have not applied for patent protection for our proprietary formulas and micro-emulsion technology and have decided instead to rely upon trade secret protection to protect such intellectual property. Trade secrets are difficult to protect and while we use reasonable efforts to protect our trade secrets, we cannot assure that our employees, consultants, contractors or scientific advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we are unable to defend our trade secrets from illegal use, or if our competitors develop equivalent knowledge, it could have a material adverse effect on our business.

Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors' offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we may not be able to protect our proprietary rights against unauthorized third party use. Enforcing a claim that a third party illegally obtained and is using our trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

Potential claims alleging infringement of third party's intellectual property by us could harm our ability to compete and result in significant expense to us and loss of significant rights.

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

To date we have had significant operating losses, an accumulated deficit and have had limited revenues and do not expect to be profitable for at least the foreseeable future, and cannot predict when we might become profitable, if ever.

We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of March 31, 2007, we had an accumulated deficit of approximately $20,626,000. We also have had limited revenues. Revenues for the twelve months ended March 31, 2007 and March 31, 2006, were $71,958 and $486,568, respectively.  Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

Terms of subsequent financings may adversely impact your investment.

We may have to engage in common equity, debt, or preferred stock financing in the future which could have a negative impact on you rights and the value of your investment in our common stock.  If we issued debt, interest on such debt securities could increase our costs and negatively impact our operating results.  If we issue preferred stock, the terms of such preferred stock could be more advantageous to those investors than to the holders of our common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. In addition, any additional sales of our common stock will have the effect of reducing current common stockholders equity interest in us and could adversely affect market price.

We operate in a highly regulated industry, which may delay the introduction of new products, cause withdrawal of products from the market, and have other adverse consequences.

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals for our products, including obtaining EPA reauthorization for our core product EcoTru®. Permits and approvals may be subject to revocation, modification or denial under certain circumstances. While we believe we are in compliance in all material respects with such environmental and safety laws, there can be no assurance that our operations or activities will not result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on us. In addition, we cannot predict the extent to which any legislation or regulation may affect the market for our products or our cost of doing business. See “Description of Business - Government Regulations.”

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

Our independent registered auditors have expressed doubt about our ability to continue as a going.

Our audited financial statements for the fiscal years ended March 31, 2007 and 2006, included an explanatory footnote that such financial statements were prepared assuming that we would continue as a going concern.

We rely upon a third party manufacturer to produce our products which makes us vulnerable to supply disruption, which could harm our business.

We rely upon a manufacturing partner to produce our chemical emulsion disinfectant products. If our supplier is unable to provide us with product in quantities we require or meeting our specifications, or if it raises its prices we would be required to seek new suppliers.  In such event, we cannot assure that we will find alternative suppliers who will supply us with product on similar economic terms, which could increase our costs of goods sold and have an adverse effect on our sales and results of operations.

In addition, if our supplier encounters problems during manufacturing as a result of, among other things, failure to follow our protocols and procedures, failure to comply with applicable regulations, or equipment malfunction, any of which could delay or impede their ability to meet our demand, it could have a material adverse effect on our business. Further, any interruption or delay in the supply of  concentrate or finished product, or our inability to obtain such goods from alternate sources at acceptable prices in a timely manner, could impair our ability to meet our customers demand and cause them to cancel orders or switch to competitive products, which would harm our business.

We rely upon a single supplier for parachlorometaxylenol (PCMX), the active ingredient in EcoTru®.

We rely upon a single supplier, Clariant Corporation, to provide us with PCMX, which is the biocide used in our chemical emulsion disinfectant  products. Clariant Corporation is one of the largest suppliers of PCMX in the United States with some smaller sources in the United States. There are also some smaller foreign sources. If Clariant Corporation is unable to supply us with PCMX in the quantities and on the economic terms that we require, it could have a material adverse effect on our business. We have no written agreement with Clariant.

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

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant growth could strain our internal resources and could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

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

Our success will depend on investing in marketing resources and successfully implementing our marketing plan. Our proposed business plan includes hiring marketing personnel and a dedicated sales force and developing a comprehensive marketing plan for our product. Such a marketing plan may include attending trade shows and making private demonstrations, advertising and promotional materials, advertising campaigns in both print and broadcast media, and advertising/promotion-related operations.  We cannot give any assurance that these marketing efforts will be successful. If they are not, revenues may be insufficient to cover our fixed costs and we may not become profitable.

Our business was recently acquired which means that we have a limited operating history upon which you can base your investment decision.

Prior to January 2006, we were a shell company with no operations and minimal assets. In January 2006, we acquired EnviroSystems and, as a result, our business became that of EnviroSystems. Accordingly, we have a limited operating history upon which an evaluation of our prospects can be made. Our strategy is unproven and the revenue and income potential from our strategy is unproven. We may encounter risks and difficulties frequently encountered by companies that have grown rapidly through acquisition, including the risks described elsewhere in this section. Our business strategy may not be successful and we may not be able to successfully address these risks. If we are unsuccessful in the execution of our current strategic plan, we could be forced to reduce or cease our operations.

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

We have recorded very limited revenue from operations to date and we have incurred a cumulative loss of approximately $20,626,000 through March 31, 2007. We expect to incur significant operating losses and negative cash flows over the next several quarters due to the costs of expanded research and development of our products. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability.  If we are not able to generate revenues sufficient to fund our operations through product sales or if we are not able to raise sufficient funds through investments by third parties, it could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

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

The securities of public companies can experience extreme price and volume fluctuations, which can be unrelated or out of proportion to the operating performance of such companies. We expect our common stock price will be subject to similar volatility. Any negative change in the public's perception of the prospects of our company or companies in our market could also depress our common stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

•

regulatory actions;

•

variations in our operating results;

•

announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•

recruitment or departure of key personnel;

•

litigation, legislation, regulation or technological developments that adversely affect our business;

•

changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

•

market conditions in our industry, the industries of our customers and the economy as a whole.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock may be affected by research and reports that industry or financial analysts may in the future publish about us or our business, over which we will have no control. There are many large, well-established publicly traded companies active in our industry and market, which means it will unlikely that we will receive widespread, if any, analyst coverage. Furthermore, if one or more of the analysts who in the future elect to cover us, downgrade our stock, our stock price would likely decline rapidly.

We have no intention to pay dividends on our common stock.

For the foreseeable future, we intend to retain future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock. As a result, investors should not expect to receive dividends on any of the shares of our common stock purchased by them, for a long period of time, if ever.

Our common stock is quoted on the OTC Bulletin Board and there may be a limited trading market for our common stock.

Our common stock is quoted on the OTC Bulletin Board. There is extremely limited and sporadic trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors in our common stock may be unable to sell their shares.

Future sales of shares of our common stock currently subject to an escrow and lock-up agreement may decrease the price for such shares.

As of June 1, 2007, we had 16,299,889 shares of common stock issued and outstanding. Out of such shares, an aggregate of 6,400,000 shares of common stock, which we issued in connection with our acquisition of EnviroSystems are subject to an Escrow and Lock-Up Agreement.  Included in the 6,400,000 shares subject to the Escrow and Lock-Up Agreement are 449,326 shares issuable upon the exercise of warrants and 1,010,298 shares issuable upon the exercise of options. If such options and/or warrants expire unexercised, the shares of common stock issuable to such holders will be distributed to the other EnviroSystems Series A Preferred Stockholders. When the Escrow and Lock-Up Agreement expires, such shares will be eligible for resale on the open market, many without any restrictions as to size or frequency of such sales. Actual sales, or the prospect of sales by our stockholders, may have a negative effect on the market price of the shares of our common stock.

If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital. In addition as of June 1, 2007, we had warrants to purchase up to an aggregate of 4,713,535 shares and options to purchase up to 2,578,255 shares of common stock outstanding. Further, we have up to an additional 2,134,250 shares of common stock reserved for future issuance under our 2004 Equity Compensation Plan and our 2006 Incentive Stock Plan.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity of our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

ITEM 2.  DESCRIPTION OF PROPERTY.

Facilities

Our principal executive offices are located at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117.  We entered into a lease for this space in June 2006.  The space is approximately 2,800 square feet.  The lease has a two year term commencing on August 15, 2006, and rent is $6,500 per month, with no common charges. We have the option to renew the lease for an additional two year term at a reduced rent of $5,200 per month.  In September, 2006, we moved EnviroSystems' offices located in Santa Clara, California to this new space and consolidated EnviroSystems’ officers with our principal executive offices.

In June 2006 we entered into a lease for a laboratory facility in Mentor, Ohio.  The space is approximately 1,440 square feet.  The lease has a one year term, commencing on August 1, 2006 and ending in June 2007 and the rent is $900 per month.

We believe that our existing facilities are not adequate for the conduct of our business as currently configured and as currently contemplated to be conducted and therefore, as soon as possible, we intend to look for additional warehouse and office.

ITEM 3.  LEGAL PROCEEDINGS.

In January 2006, we received notice from the EPA Region 9 that it had conducted tests of a single sample of our EcoTru® product taken from a distributor's inventory and that the results of such tests raised issues regarding EcoTru®'s labeling claims.  The EPA established a nation-wide antimicrobial products enforcement efficacy program more than a decade ago.  This program was created in response to issues raised by a study issued by the Government Accounting Office stating that the EPA lacked assurance that antimicrobial products registered by the EPA were efficacious.  Accordingly, the Company believes the EPA has committed itself to re-examining all antimicrobial products that are registered with the EPA to control pathogenic organisms at specified levels in accordance with strict standards for performance established by the U.S. government concerning the reduction of microorganisms on tested surfaces.  The EPA, through use of its own testing laboratory and certain state-run labs, has completed testing of sterilant products and currently is testing approximately 800 EPA-registered hospital-level disinfectants and 150 tuberculocides.

In January of 2005, the EPA collected a container of EcoTru 1453 from our exclusive distributor to the airline industry located in the San Francisco area, shipped the sample to a lab on the East Coast and in September tested the product against the pathogenic organisms Pseudomonas aeruginosa and Staphylococcus aureus. These organisms were tested using the Association of Official Analytical Chemists (AOAC) Use-dilution Test per our label claims related to these same organisms at, 2 minutes at 20 degrees centigrade and 10 minutes at 20 degrees centigrade, respectively.

The EPA test results differed from the tests (conducted at an independent, EPA registered test laboratory and reviewed by the EPA) which were submitted to and accepted by the EPA to originally register EcoTru®; and accordingly, EcoTru® did not satisfy the contemporary standards our label claims for eliminating these two (2) pathogenic organisms.

In response, in January 2006, we: (1) voluntarily suspended sales, marketing and distribution of EcoTru® (2) initiated a retrieval program to recover stocks of EcoTru® manufactured during 2005 that were remaining in customer inventories; (3) commenced a comprehensive review of our manufacturing procedures and quality standards; (4) initiated formulary exploration efforts; and (5) contracted independent testing to support updated and potential additional label claims.  We believe that these new efforts, when combined with the previous data set which substantiated the current labeling and marketing claims for the EcoTru® products will support new submissions to EPA and the reintroduction of EcoTru®.  A final settlement that resolved EPA's allegations recently was completed with EPA and provided for payment by EnviroSystems of a civil penalty of approximately $16,500.  The Consent Agreement with EPA was completed and signed by both parties and filed by EPA during June 2006; the fine was paid in a timely manner during July.  We have begun vigorously exploring re-entry to the antimicrobial market with modified claims.

Except for the foregoing, we are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 8, 2007 a special meeting of our stockholders was held at 10:00 am at our offices in Mooresville, North Carolina.  The matters voted on at the meeting and the results of the vote were reported in a current report on Form 8-K filed by us on January 10, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective as of March 6, 2007, our common stock is trading on the OTC Bulletin Board under the stock symbol “ANPG.” Prior thereto, our common stock had traded on the OTC Bulletin Board under the stock symbol “TNSW.”  The first day on which our shares were traded was September 1, 2005. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Quarter ended March 31, 2007	$4.39	$2.42
Quarter ended December 31, 2006	$2.45	$1.85
Quarter ended September 30, 2006	$2.25	$1.90
Quarter ended June 30, 2006	$2.50	$1.40
Quarter ended March 31, 2006	$3.25	$1.40
Quarter ended December 31, 2005	$3.45	$.30
Quarter ended September 30, 2005*	$.30	$.05

* For the period from September 1, 2005 to September 30, 2005.

 Number of Stockholders

As of March 31, 2007, there were approximately 240 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2007, we completed the following sales of securities that were not registered pursuant to the Securities Act:

In March 2007, pursuant to the cashless exercise of a warrant to purchase our common stock, we issued 250,000 shares of our restricted common stock to the Singer Children’s Management Trust (the “Singer Trust”) in exchange for the Singer Trust’s payment to us of the exercise price of $625,000.  In March 2007, the Singer Trust acquired warrants to purchase up to 1,000,000 shares of our common stock from MV Nanotech Corp.  Following such exercise, the Singer Trust the holder of 250,000 shares of our restricted common stock and warrants to purchase up to 7500,000 shares of our common stock. The warrants have an exercise price of $2.50 per share and expire on April 10, 2010.  The warrants have a limit on exercise which restricts the Singer Trust’s ability to exercise the warrants if such exercise would result in the Singer Trust’s ownership exceeding 4.9% of our outstanding common stock.  The shares of our common stock issued to the Singer Trust were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and the rules adopted thereunder and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.   We made this determination based on the representations of the Singer Trust which included, in pertinent part, that it was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that it was acquiring such securities for investment purposes for its own account and not as a nominee or agent, and not with a view to resale or distribution, and that it understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In March 2007, pursuant to the exercise of warrants to purchase preferred stock of EnviroSystems, Inc., we issued 49,889 shares of our restricted common stock to Atypical Bioventures Fund LLC.  Atypical acquired the warrants in June 2004 pursuant to a Note and Warrant Purchase Agreement with EnviroSystems, Inc.  The shares of our common stock issued to Atypical were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and the rules adopted thereunder and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.   We made this determination based on the representations of Atypical which included, in pertinent part, that it was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that it was not formed solely for the purpose of making such investment and that it was acquiring such securities for investment purposes for its own account and not as a nominee or agent, and not with a view to resale or distribution, and that it understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

From our inception in August 2004, until our acquisition of EnviroSystems in a reverse merger transaction in January 2006, we had no material assets and/or business operations. As a result of the merger, EnviroSystems became our wholly owned subsidiary and our business became that of EnviroSystems. EnviroSystems was incorporated in the State of Nevada in 1996.

EnviroSystems holds federal and state registrations to produce and distribute a hard-surface disinfectant product known as EcoTru® (EPA Reg. No. 70791-1), which we refer to as EcoTru® Ready to Use or EcoTru® RTU.  EcoTru® is manufactured using what we believe to be a unique and proprietary micro-emulsion biocide technology platform which is intended to kill numerous bacteria, fungi, and viruses.  In addition to being highly effective, EcoTru® combines this effectiveness in a product which has a favorable profile for health and environmental effects.

Recent EPA Action and Product Retrieval Program

Historically, sales of EcoTru® accounted for substantially all of EnviroSystems' revenues.  In January 2006, shortly after we acquired EnviroSystems, our business activities were redirected when we received notice from the Environmental Protection Agency (EPA) Region 9 that the results of random tests of a single sample of our EcoTru® product taken from a distributor's inventory raised issues regarding EcoTru®'s labeling claims.  In response, we suspended sales, marketing and distribution of EcoTru®.  We also undertook a voluntary retrieval program to recover stocks of EcoTru® that were manufactured during 2005 that still remained in customers’ inventories.  Since January 2006, our business activities have been focused upon aggressively reviewing all aspects of our EcoTru® product line. In addition to efforts to establish new manufacturing facilities, independent testing is ongoing in conjunction with a program to review and enhance our archive of test data. Further, we are instituting a new quality assurance program. While we believe that these product reviews and quality initiatives will address issues raised by the EPA, these same programs are integral parts of our business plan and include steps we began taking prior to the EPA inquiry.  A final settlement that resolved EPA's allegations recently was completed with EPA and provided for payment by EnviroSystems of a civil penalty of approximately $16,500.  The Consent Agreement with EPA was completed and signed by both parties and filed by EPA during June 2006; the fine was paid in a timely manner during July.  See, Description of Business – Recent EPA Action and Product Retrieval Program.

As a result of our EPA response, revenues from sales of EcoTru® for the period from January 2006 to March 31, 2007 totaled $2,774 and our total revenue for the year ended March 31, 2007 was $71,958.  At March 31, 2007, we estimated that the remaining cost to us for the EPA action and voluntary recall was $26,999.

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

Change in Fiscal Year

On January 26, 2006, our board of directors approved a change in our fiscal year-end from September 30 to March 31 in order to have our fiscal year-end coincide with the fiscal year of our operating subsidiary, EnviroSystems.

Results of Operations

Year Ended March 31, 2006 compared to Year Ended March 31, 2007

Revenues. Our revenues for the year ended March 31, 2007 and 2006 were $71,958 and $486,568, respectively.  This is a decrease of $414,610.  This decrease is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales of EcoTru® during the last quarter of our last fiscal year and all of this fiscal year.

Cost of Sales. Cost of sales for the year ended March 31, 2007 and 2006 were $116,009 and $761,563, respectively, a decrease of $645,554. The decrease in cost of sales is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales of EcoTru® during the last quarter of our last fiscal year and all of this fiscal year.

Operating Expenses. Total operating expenses for the year ended March 31, 2007 and 2006 were $2,598,122 and $3,285,459, respectively, a decrease of $687,337 or 20.92%.  The decrease was attributed to a decrease in personnel and the moving of our office location from California to North Carolina.

During the year ended March 31, 2007, the Company increased its marketing and sales efforts which increased the Company’s costs and expenses in these areas by $104,334 as compared to the year ended March 31, 2006.  This increase in sales and marketing costs was mainly a result of the increase in personnel  costs due to the Company's hiring of a Vice-President of Sales during the year.  The Company hired its current Vice President of Marketing & Sales in February 2006. Prior to that date the Company did not have a full time sales and marketing person or staff for most of the current period.

Product development costs decreased to $431,903 for the year ended March 31, 2007 as compared to $844,113 for the year ended March 31, 2006, a decrease of $412,210.  This decrease was primarily the result of the Company’s change to its estimate of the useful life of its product development cost during the period ended March 31, 2006.  Due to this change, product development cost for March 31, 2006 included  $659,254 for the change in estimate of useful life. Offsetting increases in product development from the prior year were due primarily to an increase in personnel costs.  The Company hired its current Chief Science Officer in February 2006. Prior to that date the Company did not have a full time product development person or staff for most of the current period. The Company hired additional research staff in July 2006.

Corporate, finance and administrative cost decreased to $1,857,994 for the year ended March 31, 2007 as compared to $2,237,455 for the year ended March 31, 2006, a decrease of $379,461.  The decrease is attributed to a decrease in personnel cost and administrative cost.

Liquidity and Capital Resources

For the year ended March 31, 2007, we used $2,529,161 in operating activities, compared with $1,936,179 used in operating activities for the year ended March 31, 2006.  We reduced accounts payable balance by $198,914 and product recall reserve by $243,001 during the current year.

We had net cash provided by financing activities of $628,608 for the year ended March 31, 2007 compared with $5,280,786 provided by financing activities for the year ended March 31, 2007. Cash provided by financing activities for the year ended March 31, 2007, includes $625,000 in proceeds from the exercise of stock warrants to purchase 250,000 shares of our restricted common stock.

We had net cash used in investing activities of $303,310. This amount was used in the purchase of manufacturing and research equipment.

Our deposits increased at March 31, 2007 from March 31, 2006 by $194,308 due to a contractual obligation with our manufacturer of our chemical emulsion.

At March 31, 2007 and March 31, 2006, we had cash and cash equivalents available in the amounts of $1,216,495 and $3,420,358, a decrease of $2,203,863.

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

Effective August 1, 2006, EnviroSystems, Inc., our wholly owned subsidiary, entered into a manufacturing agreement with Minntech Corporation, a Minnesota corporation pursuant to which Minntech has agreed to be the exclusive U.S. manufacturer of EnviroSystems' disinfectant product.

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to EnviroSystems all of its requirements for the disinfectant product.  Manufacturing is expected to commence in the second calendar quarter of  2007.  The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the disinfectant product by Minntech to EnviroSystems, provides for automatic one year renewals if not terminated by one of the parties.  The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	104,000	78,000	26,000	-	-
Laboratory Lease	3,600	3,600	-	-	-
Total Contractual Cash Obligations	107,600	81,600	26,000	-	-

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All inter-company balances and transactions have been eliminated in consolidation.

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

Trade Secret

The trade secret of the formula/formulation of EnviroSystems' product, at the time acquired by us was based upon the valuation of an independent appraiser.

Impairment of Long Lived Assets

We assess potential impairment of our long lived assets, which include our property and equipment and our identifiable intangibles such as our trade secrets under the guidance of Statement of Financial Standards No. 144 Accounting for the Impairment or Disposal of Long Lived Assets.  Once annually, or as events and circumstances indicate that an asset may be impaired, we assess potential impairment of our long lived assets.  We determine impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets' carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment.

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

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings.  We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured.

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

As shown in the financial statements, the Company incurred a net loss for the years ended March 31, 2007 and 2006, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of approximately $1,918,000 to continue operations in the next twelve months.

ITEM 7. FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements for the fiscal year ended March 31, 2007 begins on page F-1 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report.

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

Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

During the period covered by this Annual Report, there have been no changes in our internal control over financial reporting that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our and EnviroSystems' executive officers and directors, together with such person's business experience during the past five (5) years.

Name	Age	Position(s)
J. Lloyd Breedlove	59	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	48	Chief Financial Officer, Secretary, Director
Charles Cottrell	62	Director
Jeffrey Connally	58	Director
Stephen A. Schneider	59	Director
Paul S. Malchesky	60	Chief Science Officer, EnviroSystems
Jeff Savino	53	Vice President, Marketing and Sales, EnviroSystems

J. Lloyd Breedlove

J. Lloyd Breedlove has been our and EnviroSystems' President, Chief Executive Officer and Chairman of the board of directors since January 10, 2006 and since 2004, he has served as a member of the board of directors of EnviroSystems. From June 2003 to 2006, he was the President and Chief Executive Officer of Imalux Corporation a corporation in the medical imaging equipment industry. Prior thereto, from December 2000 to May 2003 he was the President and Chief Executive Officer of KIVALO, Inc. a healthcare technology company with emphasis on disease management. From 1991to 1999, Mr. Breedlove served as the Executive Vice President and Group President of Steris Corporation, a developer and manufacturer of infection and contamination control products. From 1989 to 1991, he was the President and Chief Executive Officer of Cambridge Research and Implementation, Inc., a developer of a vascular surgery product and prior thereto he was the Director of Sales and held other sales and management positions at Mallinckrodt, Inc., a diverse company focusing on supplying products to the healthcare industry. Mr. Breedlove has a wide range of experience working with companies in various stages of development from start-ups to companies with global operations. During Mr. Breedlove's tenure at Steris, annual sales increased from $13 million to greater than $820 million. He has served on numerous advisory and corporate boards, with an emphasis on establishing healthcare businesses. Mr. Breedlove received an MBA from Western Carolina University. Serving in Viet Nam, he was awarded the Bronze Star, Bronze Star with Oak Leaf Cluster, Vietnamese Cross of Gallantry, Air Medal and Purple Heart.

Stephen Hoelscher

Mr. Hoelscher has been our and EnviroSystems' Chief Financial Officer, Secretary and a member of our board of directors since January 10, 2006. Mr. Hoelscher is a Certified Public Accountant and has 27 years of accounting and auditing experience. Mr. Hoelscher is a 5% owner of, and also the CFO for, Mastodon Ventures, Inc., a financial consulting business in Austin, Texas, a position that he has held since 2000. Mastodon Ventures, Inc. is an affiliate of MV Nanotech Corp. which previously made loans to us in the aggregate amount of $850,000, which amount (plus accrued but unpaid interest) was repaid out of the net proceeds of our private offering completed in January 2006. Since May, 2004, Mr. Hoelscher has also served as the Chief Financial Officer of EnXnet, Inc, a Tulsa, Oklahoma based publicly traded technology company, he has provided accounting consulting services to EnXnet since January 2001. Mr. Hoelscher will continue to provide limited consultation to Mastodon and will continue to consult with EnXnet but will devote such time as necessary to the performance of his duties to us. From 1997 to 2000, Mr. Hoelscher was the Controller for Aperian, Inc. an Austin, Texas based publicly traded company. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Charles Cottrell

Charles Cottrell has been a member of our and EnviroSystems' board of directors since January 10, 2006. Since 2001, Mr. Cottrell has served as a principal of Mountain Green LLC, a manufacturer and distributor of natural cleaning products, located in Scottsdale, Arizona. Prior thereto, from 1979 to 1999, he served as the Chairman and Chief Executive Officer of Cottrell Limited, an Englewood, Colorado based company providing infection control products and services to the national healthcare market. Mr. Cottrell has over 30 years experience in bringing new products to market and developing brands. Mr. Cottrell received a Bachelor of Science from the University of Pittsburgh, and attended the Wharton School of Business' Entrepreneurial Studies and Growth Programs and the Harvard University Business School's Business Owners/President's Program.

Jeffrey Connally

Jeffrey Connally has been a member of our and EnviroSystems' board of directors since January 10, 2006. Mr. Connally also serves a director of CM IT Solutions, Inc. Mr. Connally is a partner in Gener8biz, Inc., a sales and marketing consulting firm which he founded in May of 2003. Mr. Connally leads strategic engagements for Gener8biz' high-tech, healthcare and financial services clientele. Prior thereto, in 1998 Mr. Connally was a founder of UpLink Corporation where he provided sales and marketing leadership and created the marketing, business development, sales, installation and support infrastructure for UpLink's wireless/GPS-based technology. Mr. Connally has also held executive positions with several startup technology companies where he was responsible for establishing the sales process and channel strategy. Mr. Connally received a Bachelors in Business Administration from St. Michaels College in 1969 and an MBA from the University of Texas in 1993.

Stephen A. Schneider

Stephen A. Schneider has been a member of our and EnviroSystems' board of directors since January 10, 2006. From November 2004 until January 2006, Mr. Schneider served as the Interim President and Chief Executive Officer of EnviroSystems. Mr. Schneider is co-founder and a former director of Alexza Pharmaceuticals, Inc., (formerly Alexza Molecular Delivery Corporation), a specialty pharmaceutical company developing drug products delivered by inhalation using a proprietary nano/micro-particle vaporization technology. Alexza was formed in December 2001, through the merger of Alexza Corporation and Molecular Delivery Corporation, a company engaged in developing new pharmaceutical delivery methods, founded in 1997 by Mr. Schneider. From 2001 to 2003, Mr. Schneider served as President and Chief Operating Officer of Alexza. Prior thereto, from 1997 to 2001, he served as the President and Chief Executive Officer of Molecular Delivery Corporation. From January to March 2004, Mr. Schneider served as a consultant to the founder and President of TiNi Alloy Company. Mr. Schneider has 20 years experience in the pharmaceutical, medical device and medical service industries and has developed a number of early stage, start-up companies. Mr. Schneider received a Bachelor of Arts from Earlham College, a Master of Arts from the University of Houston, a JD from Golden Gate University of Law, and attended the Stanford University Graduate School of Business' Stanford Leadership Academy, Executive Program for Growing Companies and Finance and Accounting for Non-Finance Executive programs.

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

The board of directors shall be elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of stockholders and until the director's successor is elected and qualified. If a vacancy occurs on the board of directors, including a vacancy resulting from an increase in the number of directors, then the stockholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the board of directors may fill such vacancy.

Compensation of Directors

It is intended that each member of our board of directors who is not also an employee (a “non-employee director”) will receive an annual retainer in shares of our common stock as determined by our board of directors and all directors will be reimbursed for costs and expenses related to attending meetings of the board of directors or committees of the board of directors on which they serve.

Our employee directors will not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors will not receive any compensation from us for their roles as directors other than the stock option grants described above.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer (our Principal Executive Officer) each of our two most highly compensated executive officers (each a "Named Executive Officer") for the fiscal year ended March 31, 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
J. Lloyd Breedlove, President and Chief Executive Officer	2007	239,930	-	-	242,060	481,990

Stephen Hoelscher Chief Financial Officer
	2007	112,510	-	-	62,885	175,395

Employment Agreements

We are party to an employment agreement with J. Lloyd Breedlove, pursuant to which Mr. Breedlove agreed to serve as our President, Chief Executive Officer and Chairman of the Board, effective January 10, 2006. The agreement has a 3 year term, commencing as of January 10, 2006. The agreement provides for a base salary of $225,000 during the first year of its term and $250,000 during each of the second and third years of its term. In addition, we paid to Mr. Breedlove a signing bonus of $50,000 and granted to Mr. Breedlove 4 year options to purchase up to 750,000 shares of our common stock at an exercise price of $2.50 per share, vesting over a three year period in equal installments. Under the agreement, we have the right to terminate Mr. Breedlove without cause upon 12 months prior written notice. If Mr. Breedlove is terminated without cause by us, he will be entitled to receive a lump sum payment equal to the lesser of 12 months of the base salary then in effect or the balance of this base salary due under the agreement for the remainder of the term of the agreement. In addition, Mr. Breedlove is entitled to participate in all our benefit programs in effect during the term of the agreement and we have agreed to provide Mr. Breedlove with a life insurance policy in the face amount of $2,000,000, the beneficiary of which to be determined by Mr. Breedlove.

Other Compensation

In addition to our employment agreement with J. Lloyd Breedlove, we pay Mr. Hoelscher $140,000 per year in consideration for Mr. Hoelscher serving as our Chief Financial Officer. We have not entered into an employment agreement with Mr. Hoelscher.

In connection with their hiring, we granted to each of Dr. Malchesky and Mr. Savino, options under our 2006 Stock Incentive Plan to purchase up to 200,000 shares of our common stock at an exercise price of $1.55 per share.

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

2006 Stock Incentive Plan

In connection with the merger, our board of directors adopted, subject to stockholder approval, the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by our stockholders of record as November 15, 2006 at our special meeting of stockholders which occurred on January 8, 2007.  The 2006 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and stock appreciation rights. The number of shares of common stock that may be issued under the 2006 Plan is 2,400,000 shares.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
J. Lloyd Breedlove	500,000	250,000	250,000	$2.50	01/10/2011

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Lloyd Breedlove	-	-	-	-	-	-
Stephen Hoelscher	-	-	-	-	-	-
Charles Cottrell	-	-	53,462	-	-	-	53,462
Jeffrey Connally	-	-	52,687	-	-	-	52,687
Stephen A. Schneider	-	-	56,239	-	-	-	56,239

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,525,750	$2.21	2,174,250*
Equity compensation plans not approved by security holders	-	-	-
Total	1,525,750	$2.21	2,174,250

* Represents remaining shares issuable under the 2004 Equity Compensation Plan and the 2006 Stock Incentive Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 31, 2007 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount (1)	Percent of Class
Directors and Named Executive Officers (2):
J. Lloyd Breedlove (3)	562,624	3.5%
Stephen Hoelscher (4)	343,797	2.1%
Charles Cottrell (5)	41,400	0.3%
Jeffrey Connally (6)	40,800	0.3%
Stephen A. Schneider (7)	656,237	4.0%
All directors and named executive officers as a group (5 persons)	1,644,858	10.1%
Other 5% or Greater Beneficial Owners
The Ferguson Living Trust UDT 8/13/74 (8) 2100 Gold Street San Jose, CA 95164	3,108,842	19.1%
Alma and Gabriel Elias (9) 509 Spring Avenue Elkins Park, PA 19027	1,485,000	9.1%
Other Stockholders
MV Nanotech Corp. (10) 600 Congress Avenue, Suite 1220 Austin, TX 78701	926,797 (10)	5.7% (10)
The Singer Children’s Management Trust (11) 212 Vaccaro Drive Cresskill, NJ 07626	825,000 (11)	5.1% (11)

(1)

Beneficial ownership is calculated based on 16,299,889 shares of our common stock issued and outstanding, which includes the 6,400,000 shares issued in connection with our acquisition of EnviroSystems subject to the Escrow and Lock-Up Agreement. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2)

The address for the directors and named executive officers is c/o Anpath Group, Inc., 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117.

(3)

Includes 500,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.50 per share. Also includes 62,624 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems preferred stock, using a conversion ratio of 1.956994 shares of our common stock for each share of EnviroSystems preferred stock issuable upon exercise. Mr. Breedlove holds options to purchase 32,000 shares of EnviroSystems preferred stock which are exercisable to purchase up to 62,624 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems preferred stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, Mr. Breedlove would be eligible to receive additional shares of common stock.  Does not include 250,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.50 per share which have not vested.

(4)

Includes 50,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.20 per share. Also includes 100,000 shares of common stock owned by Mastodon Ventures, Inc. and 193,797 shares of common stock owned by MV Nanotech Corp., a subsidiary of Mastodon Ventures, Inc. Mr. Hoelscher is a 5% owner and the CFO of Mastodon Ventures, Inc.  Such shares do not include the shares of common stock issuable upon exercise of warrants to purchase common stock held by MV Nanotech Corp.

(5)

Includes 41,400 shares of common stock issuable upon the exercise of options at an exercise price of $2.06 per share.

(6)

Includes 40,800 shares of common stock issuable upon the exercise of options at an exercise price of $2.06 per share.

(7)

Includes 43,550 shares of common stock issuable upon the exercise of options at an exercise price of $2.06 per share. Also includes 612,687 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems preferred stock, using a conversion ratio of 1.914646 shares of our common stock for each share of EnviroSystems preferred stock issuable upon exercise. Mr. Schneider holds options to purchase 320,000 shares of EnviroSystems preferred stock which are exercisable to purchase up to 612,687 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems preferred stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, Mr. Schneider would be eligible to receive additional shares of common stock.

(8)

Consists of 2,797,521 shares of common stock issued in exchange for shares of EnviroSystems preferred stock and 311,321 shares of common stock issuable upon exercise of warrants to purchase EnviroSystems preferred stock using a conversion ratio of 1.914646 shares of our common stock for each share of EnviroSystems preferred stock held and issuable upon exercise of warrants. The Trust holds warrants to purchase 162,600 shares of EnviroSystems preferred stock which are exercisable to purchase up to 311,321 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems preferred stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, the Trust would be eligible to receive additional shares of common stock.

(9)

Includes 1,000,000 shares of common stock owned by Alma and Gabriel Elias and also includes 485,000 shares of common stock owned by Wholesale Realtors Supply.  Gabriel Elias has voting control over the shares held by Wholesale Realtors Supply.

(10)

Includes 193,797 shares of common stock and 100,000 shares of common stock held by Mastodon Ventures, Inc., an affiliate of MV Nanotech Corp.  Such shares also include only 633,000 shares out of a total of 2,163,344 shares of common stock issuable upon the exercise of warrants held by MV Nanotech Corp.  According to the terms of the warrant held by MV Nanotech Corp., MV Nanotech Corp. is prohibited from exercising its warrants if after such exercise MV Nanotech Corp.’s percentage ownership of common stock would exceed 4.9%.  If there were no such restriction in MV Nanotech Corp.’s warrants, and MV Nanotech Corp. had the right to exercise such warrants for all 2,163,344 shares, MV Nanotech Corp. would beneficially own approximately 12.8% (13.3% if the shares held by Mastodon Ventures, Inc. are included) of our common stock.

(11)

Includes 250,000 shares of common stock and also includes only 575,000 shares out of a total of 750,000 shares of common stock issuable upon the exercise of warrants held by The Singer Children’s Management Trust (the “Singer Trust”).  The Singer Children’s Management Trust acquired its warrants from MV Nanotech.  According to the terms of the warrants held by the Singer Trust, it is prohibited from exercising its warrants if after such exercise the Singer Trust’s percentage ownership of common stock would exceed 4.9%.  If there were no such restriction in the Singer Trust’s warrants, and it had the right to exercise such warrants for all 750,000 shares, the Singer Trust would beneficially own approximately 5.9% of our common stock.  Karen Singer, as trustee for the Singer Trust, has voting control over the shares held by the Singer Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We were a party to certain sections of a Securities Purchase Agreement dated March 7, 2007, between MV Nanotech Corp., the Singer Children’s Management Trust (the “Singer Trust”) and us pursuant to which MV Nanotech sold to the Singer Trust, out of the warrant to purchase up to 3,163,344 shares of our common stock then held by MV Nanotech Corp., warrants to purchase up to 1,000,000 shares of our common stock.  Such warrants have an exercise price of $2.50 per share and expire on April 10, 2010.  The warrants have a limit on exercise which restricts the Singer Trust’s ability to exercise the warrants if such exercise would result in the Singer Trust’s ownership exceeding 4.9% of our outstanding common stock.  Pursuant to the terms of the Securities Purchase Agreement, the Singer Trust exercised certain of the warrants to acquire a total of 250,000 shares of common stock for an aggregate exercise price of $625,000 in March 2007.   In addition, the Singer Trust is also required to exercise a portion of such warrants and purchase an additional 250,000 shares of common stock for an exercise price of $625,000 within five days after the effective date of a registration statement on Form SB-2, registering for resale shares of selling shareholders, including the Singer Trust.    The Securities Purchase Agreement also requires that the 250,000 shares held by the Singer Trust, and the additional 250,000 shares that it may acquire as described herein, may not be resold until the earlier to occur of the date that is thirty (30) days after the effective date of the aforementioned registration statement and sixty (60) days after the date of the Securities Purchase Agreement.  Further, pursuant to the terms of the Security Purchase Agreement, the Singer Trust is required to exercise certain of such warrants to purchase an additional 250,000 shares of our common stock, within ninety (90) days following a public announcement that we have achieve EPA registration of a hospital grade disinfectant, of which there can be no assurance.  If the Singer Trust does not effect any of such required warrant exercises within the prescribed time limits, the Singer Trust is required to return all remaining warrants to MV Nanotech.

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

10.4	Registration Rights Agreement (5)
10.5	Form of Subscription Agreement (4)
31.1	Certification of CEO and CFO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1) Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on March 16, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to  the Company’s Current Report on Form 8-K filed on November 11, 2005 and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 17, 2005 and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2006 and incorporated herein by reference.

(5) Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Williams & Webster, P.S. was our independent registered public accounting firm for fiscal years ended March 31, 2007 and 2006.   Set forth below are the fees and expenses for Williams & Webster, P.S. for each of the last two years for the following services provided to us:

	2007	2006
Audit Fees	$ 19,479	$ 56,129
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Except as described above, we have not been billed for any services by Williams & Webster, P.S.  Our Board of Directors acts as our audit committee.  Our Board of Directors has not authorized Williams & Webster, P.S. to provide any other services for us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2007	ANPATH GROUP, INC.

By: /s/ J. Lloyd Breedlove
Name: J. Lloyd Breedlove
Title: President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 28, 2007	/s/ J. Lloyd Breedlove
J. Lloyd Breedlove, President, Chief Executive Officer and Director (Principal Executive Officer)

June 28, 2007	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

June 28, 2007	/s/ Charles Cottrell
Charles Cottrell, Director

June 28, 2007	/s/ Jeffrey Connally
Jeffrey Connally, Director

June 28, 2007	/s/ Stephen A. Schneider
Stephen A. Schneider, Director

Anpath Group, Inc.

Mooresville, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Anpath Group, Inc. as of March 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpath Group, Inc. as of March 31, 2007 and 2006 and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2007.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

June 15, 2007

ANPATH GROUP, INC

Consolidated Balance Sheets as of March 31, 2006 and 2007

	Year Ended
	March 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,216,495	$3,420,358
Accounts receivable, net	17,371	11,615
Prepaid expenses	30,493	45,947
Inventory	98,079	105,192
TOTAL CURRENT ASSETS	1,362,438	3,583,112
PROPERTY AND EQUIPMENT
Furniture & fixtures	183,883	135,660
Machinery & equipment	195,137	44,357
Capitalized software	3,210	131,843
Less accumulated depreciation	(84,170)	(240,476)
TOTAL FIXED ASSETS	298,060	71,384
OTHER ASSETS
Trade secrets	1,400,000	1,400,000
Deposits	210,858	16,550
TOTAL OTHER ASSETS	1,610,858	1,416,550
TOTAL ASSETS	$3,271,356	$5,071,046
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$78,434	$277,348
Reserve for product returns	26,999	270,000
TOTAL CURRENT LIABILITIES	105,433	547,348
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,299,889 and 16,000,000 shares issued and outstanding	1,630	1,600
Additional paid-in capital	23,789,948	22,631,853
Accumulated deficit	(20,625,655)	(18,109,755)
TOTAL STOCKHOLDERS' EQUITY	3,165,923	4,523,698
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,271,356	$5,071,046

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC

Consolidated Statements of Operations

For the fiscal years ended March 31, 2006 and 2007

	Years Ended
	March 31,
	2007	2006
REVENUES	$71,958	$486,568
COST OF SALES	116,009	761,563
Gross Profit	(44,051)	(274,995)
EXPENSES
Marketing	-	10,378
Sales	308,225	193,513
Product development	431,903	844,113
Corporate	1,136,981	1,885,588
Finance and administrative	721,013	351,867
Total Expenses	2,598,122	3,285,459
LOSS FROM OPERATIONS	(2,642,173)	(3,560,454)
OTHER INCOME (EXPENSE)
Interest expense	-	(110,036)
Other income	44,830	(7,245)
Interest income	83,043	20,666
Total Other Income (Expense)	127,873	(96,615)
LOSS BEFORE TAXES	(2,514,300)	(3,657,069)
INCOME TAX EXPENSE	(1,600)	(800)
NET LOSS	$(2,515,900)	$(3,657,869)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.43)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,010,408	8,518,767

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC

Consolidated Statements of Shareholders' Equity

For fiscal years ended March 31, 2006 and 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2005	6,400,000	$640	$14,246,142	$(14,451,886)	$(205,104)
Effect of reverse merger and recapitalization	5,350,000	535	33,148	-	33,683
Common stock issued at a price of $2.00 per share
in private placement on January 10, 2006	4,250,000	425	6,950,659	-	6,951,084
Stock options and warrants issued	-	-	1,401,904	-	1,401,904
Net loss for the year ended March 31, 2006	-	-	-	(3,657,869)	(3,657,869)
Balance, March 31, 2006	16,000,000	1,600	22,631,853	(18,109,755)	4,523,698
Common stock issued at a price of $2.50 per share
in the exercise of warrants	250,000	25	624,975	-	625,000
Common stock issued in a cashless exercise
of warrants	49,889	5	(5)	-	-
Stock options granted	-	-	533,125	-	533,125
Net loss for the year ended March 31, 2007	-	-	-	(2,515,900)	(2,515,900)
Balance, March 31, 2007	16,299,889	$1,630	$23,789,948	$(20,625,655)	$3,165,923

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC

Consolidated Statement of Cash Flows

For the fiscal years ended March 31, 2006 and 2007

	Year Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,515,900)	$(3,657,869)
(Gain) loss on disposal of assets	(216)	7,245
Depreciation and amortization	73,242	52,165
Stock issued for services	-	-
Stock options granted and warrants issued	533,125	1,401,904
Adjustments to reconcile net loss to net cash
used by operations:
Decrease in product development cost	-	659,253
Decrease (increase) in accounts receivable	(5,756)	52,974
Decrease (increase) in prepaid expenses	15,454	(16,692)
Decrease (increase) in inventory	7,113	187,040
Decrease (increase) in deposits	(194,308)	(13,892)
Increase (decrease) in accounts payable & accrued expenses	(198,914)	(878,307)
Increase (decrease) in product recall reserve	(243,001)	270,000
Net cash used by operating activities	(2,529,161)	(1,936,179)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposal of assets	3,608	-
Proceeds from merger transaction	-	4,177
Proceeds from collection of notes receivable	-	40,375
Purchase of equipment	(303,310)	(1,786)
Net cash provided (used) in investing activities	(299,702)	42,766
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to officers	-	(68,389)
Proceeds from sales of stock and other equity	-	6,951,084
Proceeds from exercise of warrants	625,000	-
Payment on notes and convertible debt	-	(1,601,909)
Net cash provided by financing activities	625,000	5,280,786
NET INCREASE (DECREASE) IN CASH	(2,203,863)	3,387,373
CASH - Beginning of period	3,420,358	32,985
CASH - End of period	$1,216,495	$3,420,358
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$110,036
Income taxes	$1,600	$800

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anpath Group, Inc. (hereinafter “the Company”) was incorporated in the State of Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s name was changed to Anpath Group, Inc on January 8, 2007 at a special meeting of the shareholders’ of the Company. The Company’s former name was Telecomm Sales Network, Inc. The Company’s headquarters is located in Mooresville, North Carolina. The Company’s year end is March 31.

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

The transaction has been treated as a reverse merger and a recapitalization of EnviroSystems, Inc for reporting purposes. The financial information for the year ended March 31, 2007 and 2006 is that of EnviroSystems’ activities as the accounting acquirer under this recapitalization.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $914 and $350 at March 31, 2007 and 2006, respectively.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

Advertising

The Company expenses advertising costs as they are incurred.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2007 and 2006, basic and diluted net loss per share are the same, as for the years ended March 31, 2007 and 2006, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive. As of March 31, 2007 and 2006, the Company had stock equivalents of 5,935,615 and 5,794,220 outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences

Employees earn personal leave time based on hours worked and longevity. These benefits are vested when earned but cannot be carried over from calendar year to calendar year. Benefits are accrued as they are earned and are reflected in the financial statements.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of March 31, 2007 and 2006.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and 2006.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

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

The following table summarizes the Company's fixed assets:

	March 31,
	2007	2006
Office Equipment	$51,347	$49,046
Furniture & Fixtures	11,825	46,350
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	44,357
Laboratory Furniture	-	4,600
Laboratory Equipment	118,051	33,005
Capitalized Software	3,210	131,843
	382,230	311,860
Allowance for Depreciation	(84,170)	(240,476)
Fixed Assets, net	$298,060	$71,384

Depreciation expense for the year ended March 31, 2007 and 2006 was $73,242 and $52,165, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the years ended March 31, 2007 and 2006, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of approximately $1,918,000 to continue operations in the next twelve months.

Management of the Company has and will undertake certain actions to address these conditions. Management is currently in negotiations with marketing representatives to establish a product channel for its products. Funds required to carry out management’s plans are expected to be derived from future stock option and warrant exercises, stock sales and or potential borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

Impairment of Long Lived Assets

The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment. As of March 31, 2007 and 2006, the Company has no impaired assets.

Inventory

Inventories are stated at the lower of cost or market (first-in, first out basis) and include purchased raw materials, work-in-process and finished goods.

Concentration Risk

Sales to our top ten customers represented approximately 99.98% of our sales for the twelve months ended March 31, 2007. All of our sales consisted of our cleaning wipes.  For the fiscal year ended March 31, 2007, one customer located in the United States accounted for 80.35% of sales of our wipes.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

Suppliers

We rely upon a single supplier to provide us with PCMX, which is the biocide used in our chemical emulsion disinfectant products. Although there are other suppliers of this material, a change in suppliers would cause a delay in the production process, which could ultimately affect operating results.

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

Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

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

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

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

Stock Based Compensation

The Company measures compensation cost for its stock based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) , "Accounting for Stock-Based Compensation", requires companies to include expenses in net income (loss) and earnings (loss) for each issuance of options and warrants. The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants. The Company recorded compensation expense of $533,125 and $1,401,904 for years ended March 31, 2007 and 2006, respectively.

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. As of March 31, 2007 no impairment of this trade secret was deemed necessary.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 and 2006, the Company’s uninsured cash balances total was $1,112,348 and $3,201,749, respectively.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 4 - INVENTORIES

Inventories consist of the following:

	March 31,
	2007	2006
Raw material	$79,329	$134,710
Work-in-progress	-	-
Finished goods	18,750	30,482
Allowance for obsolescence	-	(60,000)
Inventory, net	$98,079	$105,192

NOTE 5 - INCOME TAXES

At March 31, 2007 and 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $7,013,000 and $6,157,000, respectfully.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006
Net operating loss carryforward:	$20,626,000	$18,110,000
Deferred tax asset	$7,013,000	$6,157,000
Deferred tax asset valuation allowance	(7,013,000)	(6,157,000)
Net deferred tax asset	$-	$-

At March 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $20,626,000 and $18,110,000, respectively, which begin to expire in the year 2014 through 2027. The change in valuation allowance from March 31, 2006 to March 31, 2007 is $856,000.

NOTE 6 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At March 31, 2007 and March 31, 2006, the Company has accrued $26,999 and $270,000, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet.

NOTE 7 - NOTES, LOANS AND CONVERTIBLE DEBT

During the year ended March 31, 2006, the Company received note proceeds from an outside source of $700,000. On January 10, 2006 all notes, loans and convertible debt were paid off along with $110,036 accrued interest from the proceeds of the private placement of common stock on January 10, 2006.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 8 - COMMITMENT AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating space leased was approximately $111,124 and $90,518 for the years ended March 31, 2007 and 2006, respectively.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	104,000	78,000	26,000	-	-
Laboratory Lease	3,600	3,600	-	-	-
Total Contractual Cash Obligations	107,600	81,600	26,000	-	-

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At March 31, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 250,000 were fully vested at March 31, 2006, another 250,000 were fully vested at March 31, 2007 with the balance vesting at Mach 31, 2008.

U.S. Environmental Protection Agency and Product Recall

The Company announced on February 7, 2006 that in response to recent communications with the U.S. Environmental Protection Agency (EPA) that EnviroSystems, Inc., its wholly owned subsidiary had decided voluntarily to suspend sales, marketing and distribution of its EcoTru disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru that have been distributed since January 2005 and remain in customer inventories. The Company believes that it has retrieved all of the known product that was still in its distributors’ inventory and has settled all known claims with distributors. The Company has settled with the EPA for a fine and administrative charges of approximately $16,500. The Company has re-submitted to the EPA in June 2006 its EcoTru product for approval as a limited disinfectant and is continuing to test the product to be able to pass the EPA requirement as a hospital grade disinfectant. See Note 6. As of March 31, 2007, the Company has paid the full balance and no outstanding amounts are due related to this recall.

NOTE 9 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of March 31, 2007, no preferred stock has been issued by the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

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

The transaction between Telecomm and EnviroSystems has been treated as a reverse merger and recapitalization of EnviroSystems for reporting purposes. The financial statements reflect the restatement of EnviroSystems stockholders’ equity for the periods ending March 31, 2007 and 2006. The net effect of the merger is that the prior EnviroSystems preferred shareholders received 40% or 6,400,000 shares of the outstanding stock of Telecomm in the transaction for their outstanding shares, warrants and options of EnviroSystems preferred stock.

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

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

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

NOTE 10 - STOCK PURCHASE WARRANTS

Pursuant to a securities purchase agreement dated October 31, 2005, the Company issued and sold to MV Nanotech a warrant to purchase up to 4,000,000 shares of common stock. The warrant is exercisable for a period of 4 years commencing 90 days after the date of issuance and has an exercise price of $2.50 per share. See Note 9. Compensation was required to be recorded for warrants issued to the MV Nanotech using the Black-Scholes option-pricing model for the year ended March 31, 2006 in the amount of $220,033.

In connection with the private placement offering on January 10, 2006, the Company issued 637,500 common stock warrants to three selling agents of the private placement offering for purchase of the Company’s common stock. The warrants are exercisable for a period of 4 years commencing April 10, 2006 and have an exercise price of $2.50 per share. Consulting expense was required to be recorded for warrants issued to the selling agents using the Black-Scholes option-pricing model for the year ended March 31, 2006 in the amount of $931,763.

The following is a summary of all common stock warrant activity during the two years ended March 31, 2007:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2005	613,869	$5.00	$5.00
Warrants issued	4,637,500	2.50	2.50
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants issued and exercisable at: March 31, 2006	5,251,369	$2.50-5.00	$2.79
Warrants issued	-	-	-
Warrants expired (1)	(237,947)	5.00	5.00
Warrants exercised (2)	(299,899)	2.50-5.00	2.50
Warrants issued and exercisable at: March 31, 2007	4,713,533	$2.50-5.00	$2.89

(2)

Includes 164,547 warrants that expired during the year and 73,400 warrants used in the net-issue exercise of warrants of 49,899 warrants.

(2)

Includes 250,000 warrants exercised for cash and 44,899 warrants issued in a net-issue exercise of warrants

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2007:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	73,191	0.62	$5.00
$5.00	248,928	1.56	5.00
$5.00	3,914	2.02	5.00
$2.50	4,387,500	3.00	2.50
	4,713,533	2.89	$2.67

The Company used the Black-Scholes option price calculation to value the warrants issued in the year ending March 31, 2007 and 2006 using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; half the actual exercise term of the warrants issued and the exercise price of warrants issued.

NOTE 11 - EQUITY COMPENSATION PLAN

The Company has two stock option plans: (a) the 2006 Stock Incentive Plan and (b) the 2004 Equity Compensation Plan both which has been approved by the Board of Directors and the shareholders. An aggregate amount of common stock that may be awarded and purchased under the Plans is 3,700,000 shares of the Company's common stock.

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

Under the Plans during the years ended March ended March 31, 2007 and 2006, the Company granted 375,750 and 1,150,000 stock options to employees. The options were granted with an exercise prices $2.00-2.50 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the year ended March 31, 2007 and 2006 of $495,392 and $1,040,409. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2007 and 2006 is $533,125 and $242,060 and has been expensed in the years ended March 31, 2007 and 2006, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

The Company also granted stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the year ended March 31, 2007 and 2006, the Company granted 15,645 and 6,720 options to consultants to purchase common stock with exercise prices of $1.61 to $2.95 per share which was equal to or higher than the market price at the date of the grant. Consulting expenses was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the year ended March 31, 2007 and 2006 in the amounts of $17,825 and $8,048, respectively.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

The following is a summary of all common stock option activity during the two years ended March 31, 2007:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2005	2,662,908	$2.34
Options granted	1,156,720	2.32
Options expired	(1,680,546)	2.50
Options exercised	-	-
Options outstanding at March 31, 2006	2,139,082	2.34
Options granted (1)	439,173	2.37
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2007	2,578,255	$2.73

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2006	1,230,217	$3.31
Options exercisable at March 31, 2007	1,828,255	$3.00

(1)

Includes 375,750 issued to employees, officers and directors; 15,645 issued to a consultant and an increase in options of 47,778 allocated from the 6,400,000 total shares issued in the merger to the former ESI preferred shareholders.

The following represents additional information related to common stock options outstanding and exercisable at March 31, 2007:

Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At March 31, 2007	Weighted Average Exercise Price (Exercisable Shares)
$3.40	957,807	7.59	$3.40	957,807	$3.40
$5.00	72,333	3.64	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	9.21	$2.06	22,365	$2.06
$2.00 - 2.50	1,525,750	6.28	$2.21	775,750	$2.34
$1.61 - 5.00	2,578,255	6.91	$2.73	1,828,255	$3.00

Total compensation cost related to non-vested stock options as of March 31, 2007 and 2006 was $747,849 and $798,349, respectively.

Weighted average period of non-vested stock options was 2 years as of March 31, 2007.

The Company used the Black-Scholes option price calculation to value the options granted in the year ended March 31, 2007 and 2006 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted. See Note 9.

NOTE 12 - RELATED PARTY TRANSACTIONS

In prior years, the Company owed a former officer of EnviroSystems $68,389 in unpaid payroll. This amount was paid from the proceeds of the private placement in January 2006. During the fiscal year ended March 31, 2007, the Company owed a related party payable of approximately $2,500 to one of its officers, which was subsequently paid in the first quarter of fiscal year 2008.