Form 10QSB
period 2007-06-30
Anpath Group, Inc.
filed 2007-08-07
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

ANPATH GROUP, INC.
(Exact name of registrant as specified in charter)

DELAWARE	333-123365	20-1602779
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

116 Morlake Drive, Suite 201 Mooresville, NC 28117
(Address of principal executive offices)

(704) 658-3350
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [  ]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [  ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 6, 2007
Common Stock, $.0001 par value	14,049,889

Transitional Small Business Disclosure Form (Check one):  Yes [  ]   No [  ]

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANPATH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$680,795	$1,216,495
Accounts receivable	18,257	17,371
Prepaid expenses	443,673	30,493
Inventory	93,830	98,079
TOTAL CURRENT ASSETS	1,236,555	1,362,438
PROPERTY AND EQUIPMENT
Furniture & fixtures	183,883	183,883
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(92,084)	(84,170)
TOTAL FIXED ASSETS	290,146	298,060
OTHER ASSETS
Trade secrets	1,400,000	1,400,000
Deposits	210,858	210,858
TOTAL OTHER ASSETS	1,610,858	1,610,858
TOTAL ASSETS	$3,137,559	$3,271,356
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,840	$78,434
Drafts in excess of deposits	27,253	-
Reserve for product returns	-	26,999
TOTAL CURRENT LIABILITIES	133,093	105,433
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,549,889 and 16,299,889 shares issued and outstanding	1,655	1,630
Additional paid-in capital	24,485,453	23,789,948
Accumulated deficit	(21,482,642)	(20,625,655)
TOTAL STOCKHOLDERS' EQUITY	3,004,466	3,165,923
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,137,559	$3,271,356

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2007	2006
REVENUES	$5,330	$25,844
COST OF SALES	4,258	54,407
Gross Profit	1,072	(28,563)
EXPENSES
Marketing	-	1,045
Sales	64,780	75,643
Product development	127,706	92,339
Corporate	560,047	258,943
Finance and administrative	116,421	131,385
Total Expenses	868,954	559,355
LOSS FROM OPERATIONS	(867,882)	(587,918)
OTHER INCOME (EXPENSE)
Interest income	11,236	24,483
Total Other Income (Expense)	11,236	24,483
LOSS BEFORE TAXES	(856,646)	(563,435)
INCOME TAX EXPENSE	(341)	(800)
NET LOSS	$(856,987)	$(564,235)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.04)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,010,408	16,000,000

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2006	16,000,000	$1,600	$22,631,853	$(18,109,755)	$4,523,698
Common stock issued at a price of $2.50 per share
in the exercise of warrants	250,000	25	624,975	-	625,000
Common stock issued in a cashless exercise
of warrants	49,889	5	(5)	-	-
Stock options granted	-	-	533,125	-	533,125
Net loss for the year ended March 31, 2007	-	-	-	(2,515,900)	(2,515,900)
Balance, March 31, 2007	16,299,889	1,630	23,789,948	(20,625,655)	3,165,923
Common stock issued for service	250,000	25	649,975	-	650,000
Stock options granted	-	-	45,530	-	45,530
Net loss for the three months ended June 30, 2007	-	-	-	(856,987)	(856,987)
Balance, June 30, 2007	16,549,889	$1,655	$24,485,453	$(21,482,642)	$3,004,466

ANPATH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(856,987)	$(564,235)
Depreciation and amortization	7,914	11,327
Stock issued for services	650,000	-
Stock options issued	45,530	7,770
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(886)	(932)
Decrease (increase) in prepaid expenses	(413,180)	(1,538)
Decrease (increase) in inventory	4,249	11,002
Decrease (increase) in deposits	-	(1,588)
Increase (decrease) in accounts payable & accrued expenses	27,406	29,884
Increase (decrease( in drafts in excess of deposits	27,253	-
Increase (decrease) in product recall reserve	(26,999)	(134,454)
Net cash used by operating activities	(535,700)	(642,764)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of equipment	-	(2,110)
Net cash provided (used) in investing activities	-	(2,110)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(535,700)	(644,874)
CASH AND CASH EQUIVALENTS - Beginning of period	1,216,495	3,420,358
CASH AND CASH EQUIVALENTS - End of period	$680,795	$2,775,484
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$341	$800

See accompanying condensed notes to interim financial statements.

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

ESI provides infection control products on an international basis through both direct sales and channels of distribution. While ESI’s current focus is on the health care market, products are also sold to transportation, military and industrial/institutional markets. ESI products are manufactured utilizing chemical-emulsion technology, designed to make the products effective against a broad spectrum of harmful organisms while safe to people, equipment and habitat.

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

 Operating results for the three-month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash and cash equivalents, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and March 31, 2007.

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

The following table summarizes the Company's fixed assets:

	June 30,	March 31,
	2007	2007
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	118,051	118,051
Capitalized Software	3,210	3210
	382,230	382,230
Allowance for Depreciation	(92,084)	(84,170)
Fixed Assets, net	$290,146	$298,060

Depreciation expense for the three month periods ended June 30, 2007 and 2006 was $7,914 and $11,327, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the three months ended June 30, 2007 and 2006, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $1,800,000 to continue operations in the next twelve months.

Concentration Risk

Sales to one customer represented approximately 87.39% and 76.30% of our sales for the three months ended June 30, 2007 and 2006, respectively. All sales consisted of our cleaning wipes.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007 and March 31, 2007, the Company's uninsured cash balances total was $600,083 and $1,112,348, respectively.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2007	2007
Raw material	$79,329	$79,329
Work-in-progress	-	-
Finished goods	14,500	18,750
Allowance for obsolescence	-	-
Inventory, net	$93,829	$98,079

NOTE 5 – RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At June 30, 2007 and March 31, 2007, the Company has accrued $-0- and $26,999, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Operating Leases

The Company, has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $22,404 and $21,673 for the three months ended June 30, 2007 and 2006, respectively.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	84,500	78,000	6,500	-	-
Laboratory Lease	900	900	-	-	-
Total Contractual Cash Obligations	85,400	78,900	6,500	-	-

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At June 30, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 500,000 were fully vested at March 31, 2007 with the balance vesting at March 31, 2008.

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

NOTE 7 – PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company's board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of June 30, 2007, no preferred stock has been issued by the Company.

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

On January 10, 2006, the Company completed the acquisition of EnviroSystems, Inc. (“EnviroSystems”) in a merger transaction. The Company issued 6,400,000 shares of common stock in exchange for all the outstanding shares, options and warrants of EnviroSystems, Inc. Pursuant to an agreement and plan of merger dated as of November 11, 2005 (the “Merger Agreement”), by and among the Company, TSN Acquisition Corporation (“TAC”), a newly formed and wholly owned subsidiary of the Company, and EnviroSystems, Inc. (“EnviroSystems”), TAC merged with and into EnviroSystems, with EnviroSystems as the surviving corporation. On January 10, 2006, prior to the merger, the Company had $4,177 in cash, a note receivable of $40,375, and liabilities of $10,869 with net assets of $33,683 and 5,350,000 common stock shares issued and outstanding.

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

In November 2006 the Company elected to exercise its right to seek indemnification and made a claim seeking the return of all 6,400,000 shares held in escrow.  Pursuant to the terms of the Escrow and Lock-Up Agreement, if the Company determined that it had a claim for damages under the Merger Agreement, the Company had up to one year from the closing of the Merger to submit a claim seeking the return of shares held in escrow.  On July 6, 2007, the Company agreed to settle its claims for indemnification against EnviroSystems shareholders and the 6,400,000 shares held in escrow by cancelling 2,500,000 shares of common stock that is being held in escrow. See Note 10.

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

NOTE 8 – STOCK PURCHASE WARRANTS

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

The following is a summary of all common stock warrant activity during the year ended March 31, 2007 and the three months ended June 30, 2007:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2006	5,251,369	$2.50-5.00	$2.79
Warrants granted	-	-	-
Warrants expired	(237,947)	5.00	2.50
Warrants exercised	(299,889)	2.50-5.00	2.50
Warrants issued and exercisable at: March 31, 2007	4,713,533	2.50-5.00	2.89
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-
Warrants issued and exercisable at: June 30, 2007	4,713,533	$2.50-5.00	$2.89

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2007:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	137,848.61		5.00
$5.00	188,184	1.46	5.00
$2.50	3,750,000	2.59	2.50
$2.50	637,500	4.00	2.50
	4,713,533	2.67	$2.67

The Company used the Black-Scholes option price calculation to value the warrants granted in the year ending March 31, 2007 using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; half the actual exercise term of the warrants granted and the exercise price of warrants granted.

NOTE 9 – EQUITY COMPENSATION PLAN

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

Under the Plans during the three months ended June 30, 2007 and the year ended March 31, 2007 the Company granted 40,000 and 375,750 stock options to employees and members of the Board of Directors.

The Company also issues stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the three months ended June 30, 2007 and 2006, the Company granted -0- and 7,155 options to consultants to purchase common stock with exercise prices of $1.70 to $2.25 per share which was equal to or higher than the market price at the date of the grant. Consulting expense was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the three months ended June 30, 2007 and 2006 in the amounts of $-0- and $7,770, respectively.

The following is a summary of all common stock option activity during the year ended March 31, 2007 and the three months ended June 30, 2007:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2006	2,139,082	$2.34
Options granted	439,173	2.37
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2007	2,578,255	2.73
Options granted	40,000	2.85
Options expired	-	-
Options exercised	-	-
Options outstanding at June 30, 2007	2,618,255	$2.79

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2007	1,828,255	$3.00

Options exercisable at June 30, 2007	1 ,865,755	$2.98

The following represents additional information related to common stock options outstanding and exercisable at June 30, 2007:

Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At June 30, 2007	Weighted Average Exercise Price (Exercisable Shares)
$3.40	957,807	7.34	$3.40	957,807	$3.40
$5.00	72,333	3.39	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	8.96	$2.06	22,365	$2.05
$2.00 - 2.85	1,565,750	6.44	2.32	813,250	2.33
$1.61 - 5.00	2,618,255	6.71	2.79	1,865,755	2.98

Total compensation cost related to non-vested stock options as of June 30, 2007 was $798,004.

Weighted average period of non-vested stock options was 7.29 years as of June 30, 2007.

The Company used the Black-Scholes option price calculation to value the options granted in the three months ended June 30, 2007 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

NOTE 10 – SUBSEQUENT EVENTS

In July 2007, the Company entered into a Settlement Agreement (the “Settlement Agreement”), dated as of July 6, 2007 by and among the Company, MV Nanotech Corp. (“MV Nanotech”), The Ferguson Living Trust UTD 8/13/74 (the “Trust”) and Daniel Ferguson in his capacity as the agent for the ESI shareholders (the “Shareholder Agent”), pursuant to which the parties resolved any and all claims that the Company or MV Nanotech may have had against the ESI shareholders or the 6,400,000 shares held in escrow (the “Escrow Shares”) pursuant to the terms of the Escrow and Lock-Up Agreement entered into in connection with the Merger.

Pursuant to the terms of the Settlement Agreement, the Trust authorized the escrow agent (the “Escrow Agent”) to return to the Company for cancellation 2,500,000 Escrow Shares as the same are receivable by the Trust from the Escrow Agent.    Upon cancellation of such 2,500,000 Escrow Shares, the Company will issue the Trust a warrant (the “Warrant”) to purchase 2,500,000 shares of Common Stock at an exercise price of $2.70 per share.  As partial consideration for the issuance of the warrant by the Company to the Trust, the Trust entered into a lock-up agreement (the “Lock-Up Agreement”),  pursuant to which the Trust agreed not to sell, make any short sale of, pledge as security for a loan, grant any option for the purchase of, or otherwise transfer, assign, dispose, either directly or indirectly in any manner, any shares of Common Stock and options and warrants to purchase such Common Stock and shares of such Common Stock issuable upon exercise of such options or warrants owned by the Trust and distributable to the Trust pursuant to the terms of the Escrow Agreement and any shares of Common Stock (or other securities) received by the Trust pursuant to the exercise of the Warrant for a period of 12 months from the date of the Lock-Up Agreement without the prior written consent of the Company.

Immediately following the execution and delivery of the Settlement Agreement, the Company and the Shareholder Agent have agreed to instruct the Escrow Agent to immediately release and deliver to the ESI shareholders certificates representing the remaining Escrow Shares held pursuant to the Escrow Agreement (other than shares required to be held by the Escrow Agent for issuance upon exercise of any options or warrants to purchase such Escrow Shares which shall be otherwise released to the appropriate party and at the time specified in the Merger Agreement and Escrow Agreement).

Pursuant to the terms of the Settlement Agreement, each of the Company and MV Nanotech agreed to release and discharge the Shareholder Agent and the EnviroSystems Shareholders from any and all claims arising out of or connected with the Merger Agreement or the Escrow Agreement other than the obligations set forth in the Settlement Agreement or the Lock-Up Agreement.

As a result of the retirement of the shares the total issued and outstanding shares of the Company has been reduced from 16,299,889 to 14,049,889 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Transition Report on Form 10-KSB filed on June 28, 2007 and incorporated herein by reference.

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

Shortly after we acquired EnviroSystems, our business activities were redirected after we received notice from the Environmental Protection Agency (EPA) Region 9 in January 2006 that the results of random tests of a single sample of our EcoTru® product taken from a distributor's inventory raised issues regarding EcoTru®'s labeling claims.  In response, we suspended sales, marketing and distribution of EcoTru®.  We also undertook a voluntary retrieval program to recover stocks of EcoTru® that were manufactured during 2005 that still remained in customers’ inventories.  Since January 2006, our business activities have been focused upon aggressively reviewing all aspects of our EcoTru® product line. In addition to efforts to establish new manufacturing facilities, independent testing is ongoing in conjunction with a program to review and enhance our archive of test data. Further, we are instituting a new quality assurance program. While we believe that these product reviews and quality initiatives will address issues raised by the EPA, these same programs are integral parts of our business plan and include steps we began taking prior to the EPA inquiry.  A final settlement that resolved EPA's allegations recently was completed with EPA and provided for payment by EnviroSystems of a civil penalty of approximately $16,500.  The Consent Agreement with EPA was completed and signed by both parties and filed by EPA during June 2006; the fine was paid in a timely manner during July.  See,  – Recent EPA Action and Product Retrieval Program below.

To date the Company has completed an exclusive manufacturing arrangement with Minntech, Inc. and instituted a related quality control program.  Minntech has installed a dedicated production line exclusive for the production of ESI products.

  We continue efforts to restore our hospital-grade product to the market and we recently registered a new product with the EPA.

We recently filed and received Federal EPA registration of a new disinfectant product, EnviroTru™ , based on EnviroSystems' proprietary technology. The Company is currently in the process of obtaining individual state registration, and intends to distribute the product through market-specific distributors as soon as the registration process is complete.

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

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2007

Overview:

From our inception in August 2004, until our acquisition of EnviroSystems in a reverse merger transaction in January 2006, we had no material assets and/or business operations. As a result of the merger, EnviroSystems became our wholly owned subsidiary and our business became that of EnviroSystems. EnviroSystems was incorporated in the State of Nevada in 1996.

EnviroSystems holds federal and state registrations to produce and distribute a hard-surface disinfectant product known as EcoTru® (EPA Reg. No. 70791-1), which we refer to as EcoTru® Ready to Use or EcoTru® RTU.  EcoTru® is manufactured using what we believe to be a unique and proprietary chemical-emulsion biocide technology platform which is intended to kill numerous bacteria, fungi, and viruses.  In addition to being highly effective, EcoTru® combines this effectiveness in a product which has a favorable profile for health and environmental effects.

Revenues.  Our revenues for the three months ended June 30, 2007 and 2006 were $5,330 and $25,844, respectively.  This is a decrease of $20,514. This decrease is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales in the quarter ending in March 31, 2006. All of our revenues for the three months ended June 30, 2007 and 2006 are from the sale of our wipes which were not affected by the EPA action. During the quarter ended June 30, 2007, a significant customer was placed on credit hold. The credit hold was resolved in July 2007 and sales and shipments to this customer have been reinstated in the current quarter.

Cost of Sales. Cost of sales for the three months ended June 30, 2007 and 2006 were $4,258 and $54,407, respectively, a decrease of $50,149. This decrease is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales during the last quarter of our prior fiscal year. Cost of revenues for the quarter ended June 30, 2006 included labor cost and other indirect cost. Since that time all production and shipment activities have been outsourced.

Operating Expenses. Total operating expenses for the three months ended June 30, 2007 and 2006 were $868,954 and $559,355, respectively, an increase of $309,599 or 55.34%.

Sales expense for the three months ended June 30, 2007 and 2006 were $64,780 and $75,643, respectively, a decrease of $10,863 or 14.36%. Expenses for the prior period included two salaried positions while in the current period we only have one salaried position. Sales expense for the three months ended June 30, 2007 and 2006 includes $9,820 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Product development expenses for the three months ended June 30, 2007 and 2006 were $127,706 and $92,339, respectively, an increase of $35,367 or 38.30%. Expenses for the prior period included one salaried position while in the current period we have two salaried positions. In addition to the additional position we are conducting an increased number of testing procedures on the Eco-Tru product formulation.  Product development expense for the three months ended June 30, 2007 and 2006 includes $9,820 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Corporate expense for the three months ended June 30, 2007 and 2006 were $560,047 and $258,943, respectively, an increase of $301,104 or 116.28%. For the quarter ended June 30, 2007 we entered into a consulting contract whereby we issued 250,000 shares of restricted stock and paid $100,000. The expense associated with this contract was $345,600. Expenses for the prior period included two salaried positions while in the current period only includes 1 ½ salaried positions. Corporate expense for the three months ended June 30, 2007 and 2006 includes $10,169 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Finance and administrative expenses for the three months ended June 30, 2007 and 2006 were $116,421 and $131,385, respectively a decrease of $14,964 or 11.39%.  Expenses for the prior period included one salaried position and two consultants while in the current period only includes 1 ½ salaried positions and no consultants. Finance and administrative expense for the three months ended June 30, 2007 and 2006 includes $15,721 and $7,770, respectively, in compensation cost for the issuance of incentive stock options.

Liquidity and Capital Resources

For the three months ended June 30, 2007, we used $535,700 in operating activities, compared with $642,764 used in operating activities for the three months ended June 30, 2006.  The Company reduced its product recall reserve by $26,999 during the three months ended June 30, 2007.

At June 30, 2007 and March 31, 2007, we had cash and cash equivalents available in the amounts of $680,795 and $1,216,495, a decrease of $535,700.

Contractual Obligations

We have entered into two lease agreements for office and laboratory facilities. The first agreement for laboratory facility requires us to pay $10,800 for the year July 31, 2006 to July 31, 2007. The laboratory is located in Mentor, OH. The office lease requires us to pay $156,000 over a two year period beginning in August 2006.  We have two one year options to extend this lease at a rate of $62,400 per year. The office is located in Mooresville, NC.

Effective August 1, 2006, EnviroSystems, Inc., the wholly owned subsidiary of Anpath Group, Inc. entered into a manufacturing agreement with Minntech Corporation, a Minnesota corporation pursuant to which Minntech has agreed to be the exclusive U.S. manufacturer of EnviroSystems' disinfectant product.

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to ESI all of ESI's requirements for the Product.  Manufacturing of the Product is expected to commence sometime in August-September 2007.  The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the Product by Minntech to ESI, provides for automatic one year renewals if not terminated by one of the parties.  The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders.

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

Anpath Group, Inc.

August 6, 2007	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove
President and Chief Executive Officer

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