Form 10QSB
period 2007-09-30
Anpath Group, Inc.
filed 2007-11-14
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 14, 2007
Common Stock, $.0001 par value	14,249,889

Transitional Small Business Disclosure Form (Check one):  Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANPATH GROUP, INC

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	March 31,
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$162,466	$1,216,495
Accounts receivable, net	39,079	17,371
Prepaid expenses	230,998	30,493
Inventory	74,878	98,079
TOTAL CURRENT ASSETS	507,421	1,362,438
FIXED ASSETS
Furniture & fixtures	205,694	183,883
Machinery & equipment	195,138	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(100,727)	(84,170)
TOTAL FIXED ASSETS	303,315	298,060
OTHER ASSETS
Trade secrets	1,026,000	1,400,000
Deposits	210,858	210,858
TOTAL OTHER ASSETS	1,236,858	1,610,858
TOTAL ASSETS	$2,047,594	$3,271,356
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$156,067	$78,434
Reserve for product returns	-	26,999
TOTAL CURRENT LIABILITIES	156,067	105,433
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
14,049,899 and 16,299,889 shares issued and outstanding	1,405	1,630
Additional paid-in capital	24,531,233	23,789,948
Accumulated deficit	(22,641,111)	(20,625,655)
TOTAL STOCKHOLDERS' EQUITY	1,891,527	3,165,923
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,047,594	$3,271,356

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$48,632	$21,392	$53,962	$47,236
COST OF SALES	56,119	26,866	60,377	81,273
Gross Profit (Loss)	(7,487)	(5,474)	(6,415)	(34,037)
EXPENSES
Sales and marketing	73,679	50,519	138,459	127,207
Product development	141,964	106,781	269,670	199,120
Corporate	435,991	125,844	996,038	384,787
Finance and administrative	130,514	198,139	246,935	329,524
Total Expenses	782,148	481,283	1,651,102	1,040,638
LOSS FROM OPERATIONS	(789,635)	(486,757)	(1,657,517)	(1,074,675)
OTHER INCOME (EXPENSE)
Interest income	5,166	29,241	16,402	53,724
Interest expense	-	-	-	-
Impairment of long lived assets	(374,000)	-	(374,000)	-
Total Other Income (Expense)	(368,834)	29,241	(357,598)	53,724
LOSS BEFORE TAXES	(1,158,469)	(457,516)	(2,015,115)	(1,020,951)
INCOME TAX EXPENSE	-	-	(341)	(800)
NET LOSS	$(1,158,469)	$(457,516)	$(2,015,456)	$(1,021,751)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.03)	$(0.13)	$(0.06)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	15,344,971	16,000,000	15,344,971	16,000,000

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2006	$16,000,000	$1,600	$22,631,853	$(18,109,755)	$4,523,698
Common stock issued at a price of $2.50 per share in the exercise of warrants	250,000	25	624,975	-	625,000
Common stock issued in a cashless exercise of warrants	49,889	5	(5)	-	-
Stock options granted	-	-	533,125	-	533,125
Net loss for the year ended March 31, 2007	-	-	-	(2,515,900)	(2,515,900)
Balance, March 31, 2007	16,299,889	1,630	23,789,948	(20,625,655)	3,165,923
Common stock issued for service	250,000	25	649,975	-	650,000
Common stock surrendered in Settlement Agreement	(2,500,000)	(250)	250	-	-
Stock options granted	-	-	91,060	-	91,060
Net loss for the six months ended September 30, 2007 (unaudited)	-	-	-	(2,015,456)	(2,015,456)
Balance, September 30, 2007 (unaudited)	$14,049,889	$1,405	$24,531,233	$(22,641,111)	$1,891,527

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(2,015,456)	$(1,021,751)
Depreciation and amortization	16,556	21,842
Stock issued for services	650,000	-
Stock options issued	91,060	15,444
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(21,708)	(4,053)
Decrease (increase) in prepaid expenses	(200,505)	11,145
Decrease (increase) in inventory	23,201	(20,234)
Decrease in trade secrets	374,000	-
Decrease (increase) in deposits	-	(135,337)
Increase (decrease) in accounts payable & accrued expenses	77,633	(36,360)
Increase (decrease) in recall reserve for product returns	(26,999)	(222,306)
Net cash used by operating activities	(1,032,218)	(1,391,610)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(21,811)	(25,059)
Net cash used in investing activities	(21,811)	(25,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	(1,054,029)	(1,416,669)
CASH - Beginning of period	1,216,495	3,420,358
CASH - End of period	$162,466	$2,003,689
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest expense paid	-	-
Income taxes paid	$341	$800

See accompanying condensed notes to interim financial statements.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

Anpath Group, Inc. (hereinafter the “Company”) was incorporated in the State of Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s name was changed to Anpath Group, Inc on January 8, 2007 at a special meeting of the shareholders’ of the Company. The Company’s former name was Telecomm Sales Network, Inc. The Company’s headquarters is located in Mooresville, North Carolina. The Company’s year end is March 31.

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financials statements for the period ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the six-month period ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and March 31, 2007.

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

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

The following table summarizes the Company's fixed assets:

	September 30,	March 31,
	2007	2007
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Furniture	-	-
Laboratory Equipment	139,863	118,051
Capitalized Software	3,210	3,210
	404,042	382,230
Allowance for Depreciation	(100,727)	(84,170)
Fixed Assets, net	$303,315	$298,060

Depreciation expense for the six month periods ended September 30, 2007 and 2006 was $16,557 and $21,842, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the six months ended September 30, 2007 and 2006, and has an accumulated deficit of $22,641,111 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,250,000 to continue operations in the next twelve months.

Impairment of Long Lived Assets

The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets' carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment. The Company determined that the Trade Secrets was impaired by $374,000 during the quarter ending September 30, 2007 and has taken a charge for this amount.

Concentration Risk

Sales to one customer represented approximately 90.43% and 75.82% of our sales for the six months ended September 30, 2007 and 2006, respectively.

Suppliers

We rely upon a single supplier to provide us with PCMX, which is the biocide used in our chemical emulsion disinfectant products. Although there are other suppliers of this material, a change in suppliers would cause a delay in the production process, which could ultimately affect operating results.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007 and March 31, 2007, the Company's uninsured cash balances total was $100,210 and $1,112,348, respectively.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

NOTE 4 - INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2007	2007
Raw material	$72,594	$79,329
Work-in-progress	-	-
Finished goods	2,284	18,750
Allowance for obsolescence	-	-
Inventory, net	$74,878	$98,079

NOTE 5 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At September 30, 2007 and March 31, 2007, the Company has accrued $-0- and $26,999, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet. See Note 6.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $44,786 and $61,006 for the six months ended September 30, 2007 and 2006, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$58,500	$58,500	-	-	-
Total Contractual Cash Obligations	$58.500	$58,500	-	-	-

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At September 30, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 500,000 were fully vested at September 30, 2007 with the balance vesting at March 31, 2008.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

U.S. Environmental Protection Agency and Product Recall

The Company announced on February 7, 2006 that in response to communications from the U.S. Environmental Protection Agency (“EPA”) that EnviroSystems, Inc., its wholly owned subsidiary had decided voluntarily to suspend sales, marketing and distribution of its EcoTru disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru that have been distributed since January 2005 and remain in customer inventories. The Company believes that it has retrieved all of the known product that was still in its distributors' inventory and has settled all known claims with distributors. The Company has settled with the EPA for a fine and administrative charges of $16,358. The Company has re-submitted to the EPA in June 2006 its EnviroTru product for approval as a limited disinfectant and is continuing the testing and reformulation of the product to determine if it can pass the EPA requirement as a hospital grade disinfectant.

NOTE 7 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company's board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of September 30, 2007, no preferred stock has been issued by the Company.

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

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

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

The following is a summary of all common stock warrant activity during the year ended March 31, 2007 and the six months ended September 30, 2007:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at:
March 31, 2006	5,251,369	$2.50-5.00	$2.79
Warrants granted	-	-	-
Warrants expired	(237,947)	5.00	5.00
Warrants exercised	(299,889)	2.50-5.00	2.50
Warrants issued and exercisable at: March 31, 2007	4,713,533	2.50-5.00	2.89
Warrants granted	2,500,000	2.70	2.70
Warrants expired	(23,484)	5.00	5.00
Warrants exercised	-	-	-
Warrants issued and exercisable at: September 30, 2007	7,190,049	$2.50-5.00	$2.67

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2007:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	162,428.60		$5.00
$5.00	140,121	1.31	5.00
$2.50	4,387,500	2.36	2.50
$2.70	2,500,000	4.77	2.70
	7,190,049	3.14	$2.67

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

Under the Plans during the six months ended September 30, 2007 and the year ended March 31, 2007 the Company granted 40,000 and 375,750 stock options respectively to employees and members of the Board of Directors.

The Company also issues stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the six months ended September 30, 2007 and 2006, the Company granted -0- and 13,690 options to consultants to purchase common stock with exercise prices of $1.70 to $2.25 per share which was equal to or higher than the market price at the date of the grant. Consulting expense was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the six months ended September 30, 2007 and 2006 in the amounts of $-0- and $15,444, respectively.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

The following is a summary of all common stock option activity during the year ended March 31, 2007 and the six months ended September 30, 2007:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2006	2,139,082	$2.34
Options granted	439,173	2.37
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2007	2,578,255	2.73
Options granted	40,000	2.85
Options expired	-	-
Options exercised	-	-
Options outstanding at September 30, 2007	2,618,255	$2.79

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2007	1,828,255	$3.00

Options exercisable at September 30, 2007	1,922,005	$2.95

The following represents additional information related to common stock options outstanding and exercisable at September 30, 2007:

Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At September 30, 2007	Weighted Average Exercise Price (Exercisable Shares)
$3.40	957,807	7.09	$ 3.40	957,807	$ 3.40
$5.00	72,333	3.14	5.00	72,333	5.00
$1.61 - 2.95	22,365	8.71	2.06	22,365	2.06
$2.00 - 2.85	1,565,750	6.19	2.32	869,500	2.31
$1.61 - 5.00	2,618,255	6.46	$ 2.79	1,922,005	$ 2.95

Total compensation cost related to non-vested stock options as of September 30, 2007 was $696,250.

Weighted average period of non-vested stock options was 6.85 years as of September 30, 2007.

The Company used the Black-Scholes option price calculation to value the options granted in the six months ended September  30, 2007 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2007

NOTE 10 – SETTLEMENT AGREEMENT

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

The Company accounted for the Settlement Agreement as follows:

As a result of the retirement of the shares the total issued and outstanding shares of the Company have been reduced from 16,299,889 to 14,049,889 shares as of July 6, 2007. Common stock has been decreased by $250 and additional paid in capital will be increased by $250.

Trade Secrets were evaluated for impairment at July 6, 2007. The Company recorded an impairment charge in the quarter ended September 30, 2007 in the amount of $374,000. The Trade Secret carrying value was reduced from $1,400,000 to $1,026,000 to reflect this charge.

NOTE 11 – SUBSEQUENT EVENTS

On October 17, 2007, the Board of Directors agreed to re-price 800,000 warrants held by MV Nanotech Corporation. The original warrants had an exercise price of $2.50 per warrant. The new exercise price was set at $1.25 per warrant. Subsequently, MV Nanotech Corporation assigned the warrants to two unaffiliated entities who exercised 200,000 of the warrants. The Company received proceeds from the exercise of the warrants in the amount of $250,000. Due to the re-pricing, the Company recorded $701,192 in expense, calculated using the Black-Scholes option pricing method.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

To date we have completed an exclusive manufacturing arrangement with Minntech, Inc. and instituted a related quality control program.  Minntech has installed a dedicated production line exclusive for the production of ESI products.

We continue efforts to restore our hospital-grade product to the market and we recently filed and received Federal EPA registration of a new disinfectant product, EnviroTru™, based on EnviroSystems' proprietary technology.

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

We recently registered a new limited disinfectant/sanitizer with the Federal EPA based on EnviroSystems' proprietary technology.  The product, EnviroTru ™ is a ready-to-use cleaner and bactericide effective against numerous organisms including E Coli and Salmonella.  As a sanitizer it kills greater than 99.9% of Staph and Klebsiella.  EnviroTru ™ also meets EPA requirements for Toxicity Category IV and has passed AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. The process of registering EnviroTru ™ in individual states is underway and the product has been registered in 48 states, the District of Columbia and Puerto Rico.  Initial shipments were made in September 2007.

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

EnviroSystems holds federal and state registrations to produce and distribute a hard-surface disinfectant product known as EcoTru® (EPA Reg. No. 70791-1), which we refer to as EcoTru® Ready to Use or EcoTru® RTU.  EcoTru® is manufactured using what we believe to be a unique and proprietary micro-emulsion biocide technology platform which is intended to kill numerous bacteria, fungi, and viruses.  In addition to being highly effective, EcoTru® combines this effectiveness in a product which has a favorable profile for health and environmental effects.  We are not producing or selling this product at this time.

Products. EnviroSystems has available the following products:

Cleansing  wipe – We sell a cleansing wipe product that is individually package at a contract manufacturer located in California. The majority of the revenue recognized from these cleansing wipes are from sales to the commercial aviation sector.

EnviroTru® and EnviroTru 1453® - We sell a multi-purpose disinfectant and deodorizing cleaner under the names EnviroTru® and EnviroTru 1453® (EPA Reg No. 70791-2). In September 2007 we completed the first production run and shipments of these products. EnviroTru 1453® has passed AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility.

Revenues.  Our revenues for the six months ended September 30, 2007 and 2006 were $53,962 and $47,236, respectively.  This is an increase of $6,726. This increase is directly attributive to the finalization of the new manufacturing process and facility and the beginning of production at that facility of our Enviro-Tru® and Enviro-Tru 1453 products. Our revenues for the six months ended September 30, 2007 and 2006 are  comprised of 6% and 0% from EnviroTru®; 51% and 0% from EnviroTru 1453® and 43% and 100% from cleansing wipes. In September 2007, we began the sale of EnviroTru® and EnviroTru 1453®, prior to this date and after the EPA action, we have only sold our cleansing wipe

Cost of Sales. Cost of sales for the six months ended September 30, 2007 and 2006 were $60,377 and $81,273, respectively, a decrease of $20,896. As a percentage of revenues, for the six months ended September 30, 2007 and 2006, cost of sales represented 112% and 172% of revenues, respectively. Cost of sales for the quarter ended September 30, 2007 included cost of product produced using an outsourced manufacturer that is no longer under contract with us. Once our inventory on hand of product produced at the prior facility is used, our cost of sales should decline as a percentage of revenues. Cost of sales for the six months ended September 30, 2007 includes $15,840 of inventory product that expired. Cost of sales for the quarter ended September 30, 2006 included labor cost and other indirect cost. Since that time all production and shipment activities have been outsourced.

Operating Expenses. Total operating expenses for the six months ended September 30, 2007 and 2006 were $1,651,102 and $1,040,638, respectively, an increase of $610,464 or 58.66%.

Sales expense for the six months ended September 30, 2007 and 2006 were $138,459 and $127,207, respectively, an increase of $11,252 or 8.85%. Expenses for the prior period included two salaried positions while in the current period we only have one salaried position. Sales expense for the six months ended September 30, 2007 and 2006 includes $19,640 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Product development expenses for the six months ended September 30, 2007 and 2006 were $269,670 and $199,120, respectively, an increase of $70,550 or 35.43%. Expenses for the prior period included one salaried position while in the current period we have two salaried positions. In addition to the additional position we are conducting an increased number of testing procedures on the EcoTru® product formulation in anticipation of resubmitting EcoTru® for EPA approval.  Product development expense for the six months ended September 30, 2007 and 2006 includes $19,640 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Corporate expense for the six months ended September 30, 2007 and 2006 were $996,038 and $384,787, respectively, an increase of $611,251 or 158.85%. For the six months ended September 30, 2007 we entered into a consulting contract whereby we issued 250,000 shares of restricted stock and paid $100,000. The expense associated with this contract was $559,200. Expenses for the prior period included two salaried positions while in the current period only includes 1 ½ salaried positions. Corporate expense for the six months ended September 30, 2007 and 2006 includes $20,338 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Finance and administrative expenses for the six months ended September 30, 2007 and 2006 were $246,935 and $329,524, respectively a decrease of $85,589 or 25.06%.  Expenses for the prior period included one salaried position and two consultants while in the current period only includes 1 ½ salaried positions and no consultants. Finance and administrative expense for the six months ended September 30, 2007 and 2006 includes $31,442 and $15,444, respectively, in compensation cost for the issuance of incentive stock options.

Liquidity and Capital Resources

For the six months ended September 30, 2007, we used $1,032,218 in operating activities, compared with $1,526,947 used in operating activities for the six months ended September 30, 2006.  The Company reduced its product recall reserve by $26,999 during the six months ended September 30, 2007.

At September 30, 2007 and March 31, 2007, we had cash and cash equivalents available in the amounts of $162,466 and $1,216,495, a decrease of $1,054,029.

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

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to ESI all of ESI's requirements for the Product.  Manufacturing of the Product commenced in September 2007.  The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the Product by Minntech to ESI and provides for automatic one year renewals if not terminated by one of the parties.  The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

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

Anpath Group, Inc.

November 14, 2007	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove, President
Chief Executive Officer

EXHIBIT INDEX

Exhibit 31.1

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