Form 10QSB
period 2007-12-31
Anpath Group, Inc.
filed 2008-02-13
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at February 01, 2008
Common Stock, $.0001 par value	14,249,889

Transitional Small Business Disclosure Form (Check one):  Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANPATH GROUP, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	March 31,
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$8,010	$1,216,495
Accounts receivable, net	38,434	17,371
Prepaid expenses	20,446	30,493
Inventory	51,125	98,079
TOTAL CURRENT ASSETS	118,015	1,362,438
FIXED ASSETS
Furniture & fixtures	205,694	183,883
Machinery & equipment	195,138	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(121,513)	(84,170)
TOTAL FIXED ASSETS	282,529	298,060
OTHER ASSETS
Trade secrets	1,026,000	1,400,000
Deposits	247,807	210,858
TOTAL OTHER ASSETS	1,273,807	1,610,858
TOTAL ASSETS	$1,674,351	$3,271,356
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$106,678	$78,434
Reserve for product returns	-	26,999
TOTAL CURRENT LIABILITIES	106,678	105,433
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
14,249,899 and 16,299,889 shares issued and outstanding	1,425	1,630
Additional paid-in capital	25,527,935	23,789,948
Accumulated deficit	(23,961,687)	(20,625,655)
TOTAL STOCKHOLDERS' EQUITY	1,567,673	3,165,923
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,674,351	$3,271,356

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$48,120	$9,739	$102,082	$56,975
COST OF SALES	51,072	22,303	111,449	103,576
Gross Profit (Loss)	(2,952)	(12,564)	(9,367)	(46,601)
EXPENSES
Sales and marketing	87,311	68,829	225,770	196,036
Product development	89,005	93,494	358,675	292,614
Corporate	1,044,391	209,502	2,040,429	594,289
Finance and administrative	98,246	354,123	345,181	683,647
Total Expenses	1,318,953	725,948	2,970,055	1,766,586
LOSS FROM OPERATIONS	(1,321,905)	(738,512)	(2,979,422)	(1,813,187)
OTHER INCOME (EXPENSE)
Interest income	1,329	18,664	17,731	72,388
Interest expense	-	-	-	-
Other income	-	216	-	216
Impairment of long lived assets	-	-	(374,000)	-
Total Other Income (Expense)	1,329	18,880	(356,269)	72,604
LOSS BEFORE TAXES	(1,320,576)	(719,632)	(3,335,691)	(1,740,583)
INCOME TAX EXPENSE	-	-	(341)	(800)
NET LOSS	$(1,320,576)	$(719,632)	$(3,336,032)	$(1,741,383)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.04)	$(0.22)	$(0.11)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,210,759	16,000,000	14,965,525	16,000,000

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2006	$16,000,000	$1,600	$22,631,853	$(18,109,755)	$4,523,698
Common stock issued at a price of $2.50 per share in the exercise of warrants	250,000	25	624,975	-	625,000
Common stock issued in a cashless exercise of warrants	49,889	5	(5)	-	-
Stock options granted	-	-	533,125	-	533,125
Net loss for the year ended March 31, 2007	-	-	-	(2,515,900)	(2,515,900)
Balance, March 31, 2007	16,299,889	1,630	23,789,948	(20,625,655)	3,165,923
Common stock issued at a price of $1.25 per share in the exercise of warrants	200,000	20	249,980	-	250,000
Common stock issued for service	250,000	25	649,975	-	650,000
Common stock surrendered in Settlement Agreement	(2,500,000)	(250)	250	-	-
Stock options granted	-	-	136,590	-	136,590
Stock options re-priced	-	-	701,192	-	701,192
Net loss for the nine months ended December 31, 2007 (unaudited)	-	-	-	(3,336,032)	(3,336,032)
Balance, December 31, 2007 (unaudited)	$14,249,889	$1,425	$25,527,935	$(23,961,687)	$1,567,673

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(3,336,032)	$(1,021,751)
(Gain) Loss on disposal of assets	-	(216)
Depreciation and amortization	37,343	21,842
Stock issued for services	650,000	-
Stock options issued	136,590	15,444
Stock options re-priced	701,192	-
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(21,063)	(4,053)
Decrease (increase) in prepaid expenses	10,047	11,145
Decrease (increase) in inventory	46,954	(20,234)
Decrease in trade secrets	374,000	-
Decrease (increase) in deposits	(36,949)	(135,337)
Increase (decrease) in accounts payable & accrued expenses	28,244	(36,360)
Increase (decrease) in recall reserve for product returns	(26,999)	(222,306)
Net cash used by operating activities	(1,436,673)	(1,391,610)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(21,812)	(25,059)
Net cash used in investing activities	(21,812)	(25,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	250,000	-
Net cash provided by financing activities	250,000	-
NET INCREASE (DECREASE) IN CASH	(1,208,485)	(1,416,669)
CASH - Beginning of period	1,216,495	3,420,358
CASH - End of period	$8,010	$2,003,689
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Interest expense paid	-	-
Income taxes paid	$341	$800

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financials statements for the period ended March 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the nine-month period ending December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and March 31, 2007.

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

The following table summarizes the Company's fixed assets:

	December 31,	March 31,
	2007	2007
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,863	118,051
Capitalized Software	3,210	3,210
	404,042	382,230
Allowance for Depreciation and amartization	(121,513)	(84,170)
Fixed Assets, net	$282,529	$298,060

Depreciation expense for the three months periods ending December 31, 2007 and 2006 was $20,786 and $13,613, respectively. Depreciation expense for the nine month periods ended December 31, 2007 and 2006 was $37,342 and $21,842, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the nine months ended December 31, 2007 and 2006, and has an accumulated deficit of $23,961,687 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,000,000 to continue operations for the next twelve months.

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

Concentration Risk

Sales to one customer represented approximately 63.26% of our sales for the nine months ended December 31, 2006 and sales to another customer represented approximately 66.87% of our sales for the nine months ended December 31, 2007.

Suppliers

The Company relied upon a single supplier to provide it with PCMX, which is the biocide used in our chemical emulsion disinfectant products. Although there are other suppliers of this material, a change in suppliers would cause a delay in the production process, which could ultimately affect operating results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.

Recent accounting pronouncements

SFAS No. 60

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51"("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

SFAS No. 141

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations"("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

Reclassifications

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007 and March 31, 2007, the Company's uninsured cash balances were $-0- and $1,112,348, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2007	2007
Raw material	$48,420	$79,329
Finished goods	2,705	18,750
Allowance for obsolescence	-	-
Inventory, net	$51,125	$98,079

NOTE 5 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At December 31, 2007 and March 31, 2007, the Company has accrued $-0- and $26,999, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet. See Note 6.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $64,286 and $61,006 for the nine months ended December 31, 2007 and 2006, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$39,000	$39,000	-	-	-
Total Contractual Cash Obligations	$39,000	$39,000	-	-	-

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At December 31, 2007, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. Of these, 500,000 were fully vested at December 31, 2007 with the balance vesting at March 31, 2008.

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

NOTE 7 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company's board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of December 31, 2007, no preferred stock has been issued by the Company.

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

Also in the merger, outstanding warrants to purchase preferred stock of EnviroSystems were converted into 613,869 common stock warrants of the Company. These warrants are priced at $5.00 per warrant and expire in approximately 3 months to 4 years.

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

Private Placement

On January 10, 2006, the Company also issued 4,250,000 shares of common stock in a private placement offering in exchange for $8,500,000 in gross proceeds on January 10, 2006. The Company received $6,951,084 after paying $1,548,916 in expenses associated with the private placement including legal, escrow and selling agents fees. The merger agreement called for minimum gross proceeds from the private placement of $8,500,000 and net offering proceeds of $7,200,000. The Company's net offering proceeds were $248,916 lower than the agreed upon amount due to increased expenses of the offering including legal and other expenses of the private placement. This is a violation of the merger agreement.  The parties to the Merger agreed and determined that the shortfall had no effect on the Merger because there was no penalty specified in the Merger Agreement and all parties were aware of the violation prior to closing.

Warrant Exercise

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

The following is a summary of all common stock warrant activity during the year ended March 31, 2007 and the nine months ended December 31, 2007:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at:
March 31, 2006	5,251,369	$2.50-5.00	$2.79
Warrants granted	-	-	-
Warrants expired	(237,947)	5.00	5.00
Warrants exercised	(299,889)	2.50-5.00	2.50
Warrants issued and exercisable at: March 31, 2007	4,713,533	2.50-5.00	2.89
Warrants granted	2,500,000	2.70	2.70
Warrants expired	(43,445)	5.00	5.00
Warrants exercised	(200,000)	1.25	1.25
Warrants issued and exercisable at: December 31, 2007	6,970,088	$2.50-5.00	$2.62

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2007:

	Outstanding and Exercisable
Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	207,758.58		$5.00
$5.00	74,835	1.17	5.00
$1.25	300,000	2.08	1.25
$2.50	4,187,500	2.11	2.50
$2.70	2,500,000	4.52	2.70
	6,970,088	2.92	$2.62

The Company used the Black-Scholes option price calculation to value the warrants granted in the year ending March 31, 2007 using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; half the actual exercise term of the warrants granted and the exercise price of warrants granted.

NOTE 9 - EQUITY COMPENSATION PLAN

The Company has two stock option plans: (a) the 2006 Stock Incentive Plan which has been approved by both the Board of Directors and shareholders and (b) the 2004 Equity Compensation Plan which has been approved by both the Board of Directors and the shareholders. An aggregate amount of common stock that may be awarded and purchased under the Plans is 3,700,000 shares of the Company's common stock.

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

Under the Plans during the nine months ended December 31, 2007 and the year ended March 31, 2007 the Company granted 40,000 and 375,750 stock options respectively to employees and members of the Board of Directors.

The Company also issues stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the nine months ended December 31, 2007 and 2006, the Company granted -0- and 13,690 options to consultants to purchase common stock with exercise prices of $1.70 to $2.25 per share which was equal to or higher than the market price at the date of the grant. Consulting expense was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the nine months ended December 31, 2007 and 2006 in the amounts of $-0- and $15,444, respectively.

The following is a summary of all common stock option activity during the year ended March 31, 2007 and the nine months ended December 31, 2007:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2006	2,139,082	$2.34
Options granted	439,173	2.37
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2007	2,578,255	2.73
Options granted	40,000	2.85
Options expired	-	-
Options exercised	-	-
Options outstanding at December 31, 2007	2,618,255	$2.79

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2007	1,828,255	$3.00
Options exercisable at December 31, 2007	1,922,005	$2.95

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2007:

Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At December 31, 2007	Weighted Average Exercise Price (Exercisable Shares)
$3.40	957,807	6.84	$3.40	957,807	$3.40
$5.00	72,333	2.88	5.00	72,333	5.00
$1.61 - 2.95	22,365	8.46	2.06	22,365	2.06
$2.00 - 2.85	1,565,750	5.94	2.32	869,500	2.31
$1.61 - 5.00	2,618,255	6.20	$2.79	1,922,005	$2.95

Total compensation cost related to non-vested stock options as of December 31, 2007 was $696,250.

Weighted average period of non-vested stock options was 6.85 years as of December 31, 2007.

The Company used the Black-Scholes option price calculation to value the options granted in the nine months ended September  30, 2007 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

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

Trade Secrets were evaluated for impairment at July 6, 2007. The Company recorded an impairment charge in the quarter ended December 31, 2007 in the amount of $374,000. The Trade Secret carrying value was reduced from $1,400,000 to $1,026,000 to reflect this charge.

NOTE 11 – SUBSEQUENT EVENTS

On January 8, 2008, the Company completed a financing transaction with ANPG Lending, LLC, (the “LLC”) pursuant to the terms of a Loan and Security Agreement by and between the Company and the LLC.  Pursuant to the Loan Agreement, the Company issued to the LLC convertible promissory notes for an aggregate principal amount of $1,500,000. The Loan Agreement also provides that the LLC may make up to an additional $500,000 in advances to the Company in the discretion of the LLC.  In addition to the Notes, the Company issued to the LLC warrants to purchase up to an aggregate of 750,000 shares of the Company’s common stock.  The Warrants have terms of 5 years and are exercisable at an initial exercise price $0.87 per share, subject to certain anti-dilution adjustments.

Pursuant to the Loan Agreement, the Company granted to the LLC a security interest in the Company’s assets and properties to secure the Company’s obligations under the Notes to the LLC.

As a condition to obtaining the Financing, the Company entered into a Securities Repurchase Agreement by and between the Company, the LLC and the Singer Children’s Management Trust (the “Trust”) pursuant to which the Company repurchased from the Trust 250,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $2.50 per share for an aggregate purchase price of $625,000.  The Company used $625,000 from the LLC to pay the purchase price for the Securities and used $30,000 to pay the lenders legal expenses of the transaction. Pursuant to the Repurchase Agreement, the Company issued to the LLC three additional Warrants to purchase up to an aggregate of 750,000 shares of our common stock. The Warrants have terms of 5 years and are exercisable at an initial exercise price $0.87 per share, subject to certain anti-dilution adjustments.

As a result of the foregoing transactions, the Company was able to obtain net proceeds of approximately $845,000 to be used for general working capital purposes.

The Notes are due and payable 18 months after January 8, 2008.  The Notes bear interest at a rate of 7% per annum and interest accrues and is payable on the maturity date of the Notes.  The Notes are convertible into shares of common stock of the Company at an initial conversion price of $0.87.  The conversion price is subject to certain anti-dilution adjustments.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-KSB filed on June 28, 2007 and incorporated herein by reference.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

From our inception in August 2004, until our acquisition of EnviroSystems in a reverse merger transaction in January 2006, we had no material assets and/or business operations. As a result of the merger, EnviroSystems became our wholly owned subsidiary and our business became that of EnviroSystems. EnviroSystems was incorporated in the State of Nevada in 1996.  Through EnviroSystems, we produce cleaning and disinfecting products that we believe will help prevent the spread of infectious microorganisms while minimizing the harmful effects to people, equipment or the environment.

Products. EnviroSystems has available the following products:

ESI Cleansing Wipe – We sell a cleansing wipe product that is individually package at a contract manufacturer located in California. The majority of the revenue recognized from these cleansing wipes are from sales to the commercial aviation sector.

EnviroTru® and EnviroTru 1453® - We sell a multi-purpose disinfectant and deodorizing cleaner under the names EnviroTru® and EnviroTru 1453® (EPA Reg No. 70791-2).  Our EnviroTru® products are ready-to-use cleaners and bactericides effective against numerous organisms including E Coli and Salmonella.  As a sanitizer they kill greater than 99.9% of Staph and Klebsiella.  Our EnviroTru® products also meet EPA requirements for Toxicity Category IV and have passed AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. The process of registering EnviroTru® in individual states is nearly complete; the product has been registered in 48 states, the District of Columbia and Puerto Rico.  We expect action on the part of the final two (2) states shortly.   Initial production runs and shipments were made in September 2007.

EquineTru™ - We sell a skin and hoof treatment for horses.  EquineTru™ is an antiseptic for the prevention and treatment for skin and hoof conditions caused by microorganisms.  The product can be used as a leave-on spray or a hoof pack.  The active ingredient in EquineTru™ is widely used in surgical hand and skin scrubs, and independent testing has demonstrated its efficacy and safety for horses, their handlers and the environment.  The product is also recommended for use on small animals such as dogs and cats.

An annual report by the American Horse Council in 1999 estimated the horse industry contributed more than $25 billion to the United States’ annual gross domestic product.  In 2005 they estimated that this number had increased to $39 billion reflecting an annual growth of approximately 11%.There are approximately 9.2 million horses in the U.S. and at any given time an estimated 1 of 10 suffers from either skin or hoof fungus/bacterial infections.  We believe the total estimated target market in annual unit sales to be in excess of 1.2 million units.

In addition to the foregoing, we plan to develop and introduce a portfolio of products in three product groups:  (1) surface disinfectants and cleaners, (2) animal care, and (3) personal care.  This product portfolio will employ a proprietary and we believe unique, emulsion biocide technology.  We are also developing products based on other proprietary formulations and technology platforms.   In each case these products are expected to occupy a unique position in the market place in that they will combine efficacy with a favorable profile for health and environmental effects.

Among our near-term priorities, we are hoping to reintroduce a hospital grade disinfectant product to replace the product called EcoTru®.  This product had historically been EnviroSystems’ primary product and accounted for a majority of its revenue, but was removed from the market in 2006.  The reformulated EcoTru® is expected to demonstrate through testing that it will effectively kill numerous bacteria, fungi, and viruses, including Hepatitis B and C, HIV, herpes and influenza. Likewise, in addition to being highly effective as a disinfectant, our reformulated EcoTru® is expected to occupy a unique position in the market place in that it will combine this microbial effectiveness in a disinfectant product which also will have a favorable profile for health and environmental effects.

Our infection prevention products will target a United States market for infection prevention products and services estimated at $10.3 billion in 2006 and growing 4.6% annually to $11.8 billion in 2009.  It is further estimated that consumables/disposables constitute 91% of this market.  The total global demand is approximately 3-3.5 times that of the U.S.  The demand for disinfectants in the U.S. is estimated to be $2.2 billion to $2.5 billion in the same period.

Results of Operations

Three Months Ended December 31, 2007 compared to Three Months Ended December 31, 2006

Revenues.  Our revenues for the three months ended December 31, 2007 and 2006 were $48,120 and $9,739, respectively an increase of $38,381. This increase is directly attributive to the finalization of the new manufacturing process and facility and the beginning of production at that facility of our Enviro-Tru® and Enviro-Tru 1453 products. Our revenues for the three months ended December 31, 2007 and 2006 are  comprised of 60% and 0% from EnviroTru®; 0% and 0% from EnviroTru 1453® and 40% and 100% from cleansing wipes. In September 2007, we began the sale of EnviroTru® and EnviroTru 1453®, prior to this date and after the EPA action, we have only sold our cleansing wipe

Cost of Sales. Cost of sales for the three months ended December 31, 2007 and 2006 were $51,071 and $22,303, respectively, an increase of $28,769.  As a percentage of revenues, for the three months ended December 31, 2007 and 2006, cost of sales represented 106% and 229% of revenues, respectively. Cost of sales for the quarter ended December 31, 2007 included cost of product produced using an outsourced manufacturer that is no longer under contract with us. Once our inventory on hand of product produced at the prior facility is used, our cost of sales should decline as a percentage of revenues.

Operating Expenses. Total operating expenses for the three months ended December 31, 2007 and 2006 were $1,318,953 and $725,948, respectively, an increase of $593,005 or 81%.

Sales expense for the three months ended December 31, 2007 and 2006 were $87,311 and $68,829, respectively, an increase of $18,482 or 27%. Expenses for the current period include expenses for a product placement consultant in the amount of $25,000; we did not have this expense in the prior period.

Product development expenses for the three months ended December 31, 2007 and 2006 were $89,005 and $93,494, respectively, a decrease of $4,489 or (5%). We continue to conduct a number of testing procedures on the EcoTru® product formulation in anticipation of resubmitting EcoTru® for EPA approval.

Corporate expense for the three months ended December 31, 2007 and 2006 were $1,044,391 and $209,502, respectively, an increase of $838,889.  Corporate expense for the three months ended December 31, 2007 and 2006 includes $711,362 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Finance and administrative expenses for the three months ended December 31, 2007 and 2006 were $98,246 and $354,123, respectively a decrease of $255,877 or (72)%.  Expenses for the prior period included one salaried position and two consultants while in the current period only includes 1 ½ salaried positions and no consultants. Finance and administrative expense for the three months ended December 31, 2007 and 2006 includes $164,770 and $15,720, respectively in compensation cost for the issuance of incentive stock options.  Legal expenses in the current period decreased $72,975 from the prior period as well.

Nine Months Ended December 31, 2007 compared to Nine Months Ended December 31, 2006

Revenues.  Our revenues for the nine months ended December 31, 2007 and 2006 were $102,082 and $56,975, respectively.  This is an increase of $45,107, or 79%. This increase is directly attributive to the finalization of the new manufacturing process and facility and the beginning of production at that facility of our Enviro-Tru® and Enviro-Tru 1453 products. Our revenues for the nine months ended December 31, 2007 and 2006 are comprised of  31% and 0% from EnviroTru®; 27% and 0% from EnviroTru 1453® and 42% and 100% from cleansing wipes.  In September 2007, we began the sale of EnviroTru® and EnviroTru 1453®, prior to this date and after the EPA action, we have only sold our cleansing wipe

Cost of Sales. Cost of sales for the nine months ended December 31, 2007 and 2006 were $111,449 and $103,576, respectively, an increase of $7,873. As a percentage of revenues, for the nine months ended December 31, 2007 and 2006, cost of sales represented 109% and 182% of revenues, respectively.  Cost of sales for the nine months ended December 31, 2007 included cost of product produced using an outsourced manufacturer that is no longer under contract with us. Once our inventory on hand of product produced at the prior facility is used, our cost of sales should decline as a percentage of revenues. Cost of sales for the nine months ended December 31, 2007 includes $15,840 of inventory product that expired.  Cost of sales for the nine months ended December 31, 2006 included labor cost and other indirect cost related to production and shipment activities.  Since that time all production and shipment activities have been outsourced.

Operating Expenses. Total operating expenses for the nine months ended December 31, 2007 and 2006 were $2,970,055 and $1,766,586, respectively, an increase of $1,203,469 or 68%.

Sales expense for the nine months ended December 31, 2007 and 2006 were $225,770 and $196,036, respectively, an increase of $29,734 or 15%. Expenses for the prior period included two salaried positions while in the current period we only have one salaried position. Sales expense for the nine months ended December 31, 2007 and 2006 includes $29,460 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Product development expenses for the nine months ended December 31, 2007 and 2006 were $358,675 and $292,614, respectively, an increase of $66,061 or 23%. Expenses for the prior period included one salaried position while in the current period we have two salaried positions.  In addition to the additional position we are conducting an increased number of testing procedures on the EcoTru® product formulation in anticipation of resubmitting EcoTru® for EPA approval.  Product development expense for the nine months ended December 31, 2007 and 2006 includes $29,460 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Corporate expense for the nine months ended December 31, 2007 and 2006 were $2,040,429 and $594,289, respectively, an increase of $1,446,140.  During the nine months ended December 31, 2007 we entered into a consulting contract whereby we issued 250,000 shares of restricted stock and paid $100,000. The expense associated with this contract was $750,000. Expenses for the prior period included two salaried positions while in the current period only includes 1 ½ salaried positions. Corporate expense for the nine months ended December 31, 2007 and 2006 includes $731,700 and $-0-, respectively in compensation cost for the issuance of incentive stock options.

Finance and administrative expenses for the nine months ended December 31, 2007 and 2006 were $345,181 and $683,647, respectively a decrease of $338,466 or 50%.  Expenses for the prior period included one salaried position and two consultants at a cost of current period only includes 1 ½ salaried positions and no consultants.  Finance and administrative expense for the nine months ended December 31, 2007 and 2006 includes $47,162 and $180,214, respectively, in compensation cost for the issuance of incentive stock options.

Liquidity and Capital Resources

Since our acquisition of EnviroSystems, we have generated limited revenues from our operations and have relied on sales of our securities to provide us with the additional funds necessary to continue our operations.

For the nine months ended December 31, 2007, we used $1,436,674 in operating activities, compared with $1,391,610 used in operating activities for the nine months ended December 31, 2006.

At December 31, 2007 and March 31, 2007, we had cash and cash equivalents available in the amounts of $8,010 and $1,216,495, a decrease of $1,208,485.  On January 8, 2008, the Company completed a financing transaction with ANPG Lending, LLC, (the “LLC”) pursuant to the terms of a Loan and Security Agreement by and between the Company and the LLC.  Pursuant to the Loan Agreement, the Company issued to the LLC convertible promissory notes for an aggregate principal amount of $1,500,000. The Loan Agreement also provides that the LLC may make up to an additional $500,000 in advances to the Company in the discretion of the LLC.  As a result of the foregoing transactions, the Company was able to obtain net proceeds of approximately $845,000 to be used for general working capital purposes.  With this transaction we believe that cash on hand will be sufficient to satisfy our cash requirements for the next five to six months. Due to the fact that our operations have generated limited cash flow insufficient to cover ongoing business expenses and due to our need to continue product development we may have to rely on additional financial arrangements to provide additional funds. However, we have no agreements with anyone to provide future funds to us, other than the additional $500,000 in advances to the Company that is at the discretion of ANPG Lending LLC.  There can be no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

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

Effective August 1, 2006, EnviroSystems, Inc., our wholly owned subsidiary, entered into a manufacturing agreement with Minntech Corporation, a Minnesota corporation pursuant to which Minntech has agreed to be the exclusive U.S. manufacturer of EnviroSystems' disinfectant products.

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to EnviroSystems all of EnviroSystems’ requirements for its products.  Minntech commenced manufacturing in September 2007.  The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the products by Minntech and provides for automatic one year renewals if not terminated by one of the parties.  The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on our past experience.

Trade Secret

The trade secret of the formula/formulation of EnviroSystems’ product, at the time acquired by us was based upon the valuation of an independent appraiser.

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

Anpath Group, Inc.

February 13, 2008	By:	/s/ J. Lloyd Breedlove
J. Lloyd Breedlove
President, Chief Executive Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002