Form 10-K
period 2008-03-31
Anpath Group, Inc.
filed 2008-07-09
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ANPATH GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	333-123365	20-1602779
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117

(Address of Principal Executive Office) (Zip Code)

704-658-3350

(Registrant’s telephone number, including area code)

———————

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, as of September 30, 2007, was $27,462,252.

On June 23, 2008, the registrant had 14,249,889 shares of common outstanding.

Documents incorporated by reference:

None.

ANPATH GROUP, INC.
FORM 10-K

INDEX

PAGE
PART I

Item 1.           Business.

1

Item 1A.        Risk Factors.

10

Item 2.           Properties.

17

Item 3.           Legal Proceedings.

17

Item 4.           Submission of Matters to a Vote Of Security Holders.

17

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

18

Item 6.           Selected Financial Data.

19

Item 7.           Management's Discussion and Analysis of Financial Condition and Resultsof Operation.

19

Item 8.           Financial Statements and Supplementary Data.

23

Item 9.           Changes In And Disagreements With Accountants on Accounting and Financial Disclosure.

23

Item 9A (T).  Controls and Procedures.

23

Item 9B.        Other Information.

24

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

25

Item 11.         Executive Compensation.

28

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

31

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

33

Item 14.         Principal Accountant Fees and Services.

34

Item 15.         Exhibits, Financial Statement Schedules.

34

Signatures

36

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “Commission" or "SEC"), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10-K.

ITEM 1.

BUSINESS.

Overview

Through our wholly-owned subsidiary EnviroSystems, Inc., we produce cleaning and disinfecting products that we believe will help prevent the spread of infectious microorganisms while minimizing the harmful effects to people, equipment or the environment.

Products. We are currently marketing the following products:

SurfaceTru™ - A multi-purpose cleaner deodorizer targeted toward commercial markets which does not require gloves, protective clothing, and special ventilation or special handling requirements and is non-flammable.

SurfaceTru® Cleaning & Deodorizing Wipes – A cleansing wipe primarily sold to customers in the commercial aviation sector.

EnviroTru® and EnviroTru 1453® - Multi-purpose disinfectant, sanitizing and deodorizing cleaners, that are ready-to-use and effective against numerous organisms including E Coli and Salmonella. Our EnviroTru® products also meet EPA requirements for Toxicity Category IV and have passed AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. The product has been registered in 49 states, the District of Columbia and Puerto Rico. We expect action on the part of the remaining state sometime in the near future.

EquineTru™ __ A skin and hoof treatment for horses used in the prevention and treatment for skin and hoof conditions caused by microorganisms.

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

In May 2008, our wholly owned subsidiary, EnviroSystems, Inc. announced the selection of its disinfectant, EnviroTru® for use by EverySupply Company, Inc. of Mt. Vernon, N.Y. We believe that EverySupply is one of the largest maintenance supply companies in the New York City metro area, and we believe that it is currently serving over 1300 residential properties. EverySupply is focused on implementation of its Green Residential Cleaning program and is presently educating and “retrofitting” its customer base with new cleaning industry technologies that are safer, more efficient and environmentally preferable. EverySupply reports that their products are currently in use at The Solaire, the first green residential tower in the United States; The Helena, Tribeca Green, The Verdesian, The Vanguard Chelsea, The Epic and Millenium Tower Residences. To meet the increasing demand for those that desire to “live green” EverySupply believes that several more properties will soon join the growing list of residences that are dependent upon the company to help provide environmentally sensitive structures.

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

Our infection prevention products will target a United States market for infection prevention products and services estimated at $10.3 billion in 2006 and expected to grow 4.6% annually to $11.8 billion in 2009. It is further estimated that consumables/disposables constitute 91% of this market. The total global demand is believed to be approximately 3-3.5 times that of the U.S. The demand for disinfectants in the U.S. is estimated to be $2.2 billion to $2.5 billion in the same period.

Our headquarters is located at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350. Our website address is www.envirosi.com.

Corporate History

We were incorporated in the State of Delaware in August 2004, and prior to January 10, 2006, we had no material assets and/or operations. Effective January 10, 2006, we completed a reverse merger acquisition transaction with EnviroSystems, Inc., whereby EnviroSystems became our wholly owned subsidiary. In connection therewith, we issued to the preferred stockholders of EnviroSystems 6,400,000 shares of our common stock in exchange for all of the issued and outstanding preferred stock of EnviroSystems. See “Description of the Merger” below. Effective as of January 10, 2006 our business became that of EnviroSystems. On January 12, 2007, we amended our certificate of incorporation to change our name from Telecomm Communications, Inc. to Anpath Group, Inc. to more closely align our name with our business.

Unless the context otherwise expressly requires, all references to “we,” “us,” “our business,” “our company” or “Telecomm” shall mean Anpath Group, Inc. and EnviroSystems, Inc.

EnviroSystems was incorporated in the State of Nevada in 1996 and historically its business has been the development, marketing and distribution of cleaning and disinfecting products intended to reduce the spread of infectious disease without adverse effects to people, equipment or the environment. EnviroSystems' products were sold into the healthcare, aviation, government and marine industry segments.

Market Opportunity

We believe that in today’s environment there are heightened concerns about microbial contamination, both natural and man-made. Microbial contaminants can be the cause of minor infection, or potentially, of life threatening illness. In recent years, the public has become much more aware of this threat, and regularly seeks assurance that the chance of disease transmission is minimized. Increased awareness of the risk of potential disease transmission, by both medical and lay communities and growing pressure to reduce this risk, has resulted in a market for decontamination products that we believe may total over a billion dollars per year.

In response to increasing demand, a growing number of products designed to kill potential contaminants are becoming available. These products touch all areas of our lives, reaching from the household to the hospital. Decontaminants are commonly used by the medical, veterinary, aviation, janitorial, food service and the leisure (hotels and cruise ships) industries, as well as the military. However, we believe that the vast majority of these products represent challenges to the environment as evidenced by the warnings on their labels. This conflict between efficacy and safety has resulted in a dilemma for the consumer and an opportunity for us.

We are directed by our mission to become a leader in the development and commercialization of products designed to prevent the spread of infectious microorganisms while minimizing the harmful effects to users, surfaces and the environment. We intend to utilize our technology and resources to develop products that reduce biological risks without introducing the attendant chemical risks that are so prevalent today.

We believe that the concept of an easy-to-use and effective line of decontaminants that fits with a favorable environmental profile offers us a unique opportunity to differentiate our products in multiple infection prevention markets. It is our intention to use the unique characteristics of our chemical emulsion technology to build acceptance of our decontaminants as an alternative which is significantly different from other biocidal products that currently dominate the marketplace.

We believe that infectious diseases are the leading causes of death in the world and the 3rd leading cause in the United States. We believe that nosocomial infections affect approximately 2 million people annually, cause 80,000 deaths in the US per year, and cost over $4.5 billion annually in direct costs. Approximately eighty million cases of food poisoning occur annually in the US with associated costs of $7.6—$23 billion. Threats of pandemic of bioterrorist attack and health safety after hurricanes, tornadoes, and other natural disasters pose enormous infection prevention challenges coupled with growing concerns over the safety of cleaning and decontamination products currently used in public places (causes for allergic and asthmatic type reactions).

Our infection prevention products will target a United States market for infection prevention products and services estimated at $10.3 billion in 2006 and expected to grow 4.6% annually to $11.8 billion in 2009. It is further estimated that consumables/disposables constitute 91% of this market. The total global demand is believed to be approximately 3-3.5 times that of the U.S. The demand for disinfectants in the U.S. is estimated to be $2.2 billion to $2.5 billion in the same period.

With an Infection Prevention Market focus, we intend to build a platform of products focused on efficacy/safety sensitive markets and private labeling where possible. We intend do so by developing a domestic and international distribution network with an internal support infrastructure and employing our proprietary emulsion technology and securing/developing technologies/products that:

•

Offer rapid revenue generation

•

Focus on unique niche markets requiring efficacy & safety

•

Satisfy our Mission Statement—products that provide differentiation and simultaneously represent a “common thread”

•

Address one or more of the emerging Global Needs:

o

Infection Prevention (natural & man-made)

o

Food Safety

o

Water Safety

o

Energy

o

Waste Management

Products

SurfaceTru™ - We sell a multi-purpose cleaner deodorizer, currently packaged in 5 gallon pails and targeted toward commercial markets. SurfaceTru™ does not require gloves, protective clothing, and special ventilation or special handling requirements and is non-flammable.

SurfaceTru® Cleaning & Deodorizing Wipes – We sell a cleansing wipe product that is individually package at a contract manufacturer located in California. The majority of the revenue recognized from these cleansing wipes is from sales to the commercial aviation sector. We plan to develop and test a full line of wipes, including a disinfectant wipe with similar claims as those authorized for EnviroTru® once EPA registration has been granted, of which no assurance can be given.

EnviroTru® and EnviroTru 1453® - We sell a multi-purpose disinfectant and deodorizing cleaner under the names EnviroTru® and EnviroTru 1453® (EPA Reg No. 70791-2). Our EnviroTru® products are ready-to-use disinfectant, sanitizer, cleaners effective against numerous organisms including E Coli and Salmonella. As a sanitizer they kill greater than 99.9% of MRSA, Staph and Klebsiella. Our EnviroTru® products also meet EPA requirements for Toxicity Category IV and have passed AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. The process of registering EnviroTru® in individual states is nearly complete; the product has been registered in 49 states, the District of Columbia and Puerto Rico. We expect action on the part of the remaining state sometime in the near future. Initial production runs and shipments were made in September 2007.

EquineTru™ __ We sell a skin and hoof treatment for horses. EquineTru™ is an antiseptic for the prevention and treatment for skin and hoof conditions caused by microorganisms. The product can be used as a leave-on spray or a hoof pack. The active ingredient in EquineTru™ is widely used in surgical hand and skin scrubs, and independent testing has demonstrated its efficacy and safety for horses, their handlers and the environment. The product is also recommended for use on small animals such as dogs and cats. EquineTru™ was cleared for market release by the Center for Veterinary Medicine (CVM) a division of the U.S. Food and Drug Administration (FDA). Further, its use is permitted for Unites States Equestrian Federation and Fédération Equestre Internationale (FEI) regulated competitions.

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

Potential Future Products

We plan to develop and introduce a portfolio of products in three product groups: (1) surface disinfectants and cleaners, (2) animal care, and (3) personal care. This product portfolio will employ our proprietary and we believe unique, emulsion biocide technology. We are also developing products based on other proprietary formulations and technology platforms. In each case these products are expected to occupy a unique position in the market place in that they will be designed to combine efficacy with a favorable profile for health and environmental effects.

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

Parachlorometaxylenol (“PCMX”)

PCMX is the active antimicrobial ingredient in our EcoTru®, EnviroTru® and EquineTru® products. PCMX has been used as an effective antimicrobial disinfectant ingredient for over five decades, both in the United States and in Europe. PCMX has been demonstrated to be effective against bacteria, virus, and fungal species. In other formulations using PCMX, its biocide activity has been limited due to the inability of such formulations to deliver PCMX because a water barrier exists between PCMX and micro-organism membranes, which are both oily. Our chemical emulsion technology efficiently enables the delivery of PCMX across this barrier to the cell membranes.

In addition to its broad spectrum of activity, PCMX has a very low instance of allergic response (it has been used by the cosmetics industry for many years as a preservative) and it is rapidly degraded in the environment in both the presence and the absence of oxygen.

Micro-particle Anatomy

Observing the EcoTru® and EnviroTru® emulsions under a very high degree of magnification, one would see a suspension of micro-particles moving very rapidly in distilled de-ionized water. Many of these particles are about 1/200th the width of a human hair. The center of the particles is oily or lipophilic, as is the target microbial membrane.

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

By delivering the PCMX directly to the cell membrane, we have been able to reduce the concentration of the biocide PCMX to 0.2% and yet achieve disinfectant efficacy not seen at 15 to 25 fold higher concentrations.

In addition, we believe by targeting the membrane, it is not necessary to use an oxidizing biocide to kill the organism. Oxidizing biocides, such as bleach and hydrogen peroxide, are effective biocides but are indiscriminate, can be corrosive and require direct access to the microorganism. Also, a difference in cell surface architecture, which is the key to cellular identity, provide the mechanism by which EcoTru® micro-particles discriminate between microorganisms and provides the foundation and focal point for the antimicrobial effect of EcoTru®.

Manufacturing

Our products are manufactured by Minntech Corporation, an EPA and FDA listed manufacturer. Effective August 2006, our wholly owned subsidiary, EnviroSystems, entered into an agreement with Minntech, pursuant to which Minntech agreed to establish a dedicated manufacturing line at its manufacturing facility for our products. The agreement with Minntech has a term of three years, commencing after the date of the first shipment of commercial quantities of our product and provides for one year renewals. Our first shipment of commercial quantities occurred in September 2007. The agreement may be terminated by either of the parties on ninety days notice.

Our agreement with Minntech also includes warehousing and distribution services and Minntech will provide dedicated warehousing facilities for our products. Additionally, we may elect to utilize other customer and technical services offered by Minntech and we have the ability to expand our relationship with Minntech to take advantage of Minntech’s international manufacturing capabilities.

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

Research and Development

During our most recent fiscal year, we have devoted approximately $500,106 to research and development activities, which have been focused on returning EcoTru® to the market. While the return to the market of the broad spectrum product is our clear priority, we have ongoing cooperative research programs focused on expanding our chemical emulsion product platform. We remain opportunistic regarding synergistic product line extensions.

Government Regulation

 Products that make biocide claims are regulated by either the United States Environmental Protection Agency (“EPA”) or the United States Food and Drug Administration (“FDA”). Generally the line of demarcation is the intended use of the biocide; those used on inanimate objects are regulated by the EPA and those intended for use on living beings are regulated by the FDA.

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

We have two products registered with the United States Environmental Protection Agency, EcoTru® and EnviroTru®, assigned EPA Registration Nos. 70791-1 and 70791-2 which have EPA registered labels. EcoTru® is registered in all of the 50 States in the United States and the District of Columbia, except that California Department of Pesticide Registration (CDPR) has conditionally registered EcoTru® and EnviroSystems must provide additional test data to the CDPR. EnviroTru® is currently in the state registration process.

The FDA is an agency of the United States Department of Health and Human Services and is responsible for the safety regulation of most types of foods, dietary supplements, drugs, vaccines, biological medical products, blood products, medical devices, radiation-emitting devices, veterinary products, and cosmetics.

We have one current product cleared by the FDA, EquineTru® Skin & Hoof Treatment. EquineTru® was reviewed and cleared for market use by the Center for Veterinary Medicine (CVM); the branch of the FDA which regulates food, food additives, and drugs that are given to animals, including food animals and pets.

Like the EPA, facilities that produce drugs must be listed with the FDA and are open to inspection. FDA regulations also require producers to report information concerning adverse effects associated with their products.

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

Industrial, Consumer, Hospitality, Military

In the industrial and consumer markets our primary competitors include Johnson & Johnson, Ecolab, Inc., Clorox, Sensible Life Products, and Proctor & Gamble, and others all of which have products with recognized national brands that include Clorox, Lysol, Pine Sol, and industry specific products. Products used in the consumer markets and certain industrial markets like the hospitality industry generally compete based upon price. To date, relatively higher per unit costs of our product as compared to our competitors has limited our ability to compete in these markets. We believe an increased awareness of the need for safer biocides with environmentally correct profiles will aid our principal competitive advantages; comparatively favorable toxicity profile, efficacy, and environmental profile.

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

Animal Care

Our EquineTru® Skin & Hoof Treatment product competes in a market occupied by a wide range of large and small companies. Products in this market are largely sold through catalogs and by way of endorsements and word-of-mouth. To compete in this market, we must establish ourselves as a known entity and gain credibility, a process that we expect to be slow. However, we believe that because of our product’s toxicity profile we have the advantage of offering one product for both skin and hoof conditions. Many hoof care products are too toxic to use on the skin.

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

Our products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of our business. EcoTru® is currently registered in the United States, Japan, and Taiwan. We expect to file additional registrations in the European Union countries and Canada. Likewise we have filed to register EnviroTru®, EquineTru® and SurfaceTru™ and Anpath.

Except for the trademarks referred to above, we do not believe any single trademark is material to the operations of our business as a whole.

Employees

As of March 31, 2008, we had a total of six full time employees. None of our employees are represented by a trade union. We anticipate hiring additional full time employees within the next twelve months.

Customers

We have traditionally sold the majority of our products to customers in the healthcare industry, including hospitals, dental offices, physicians' offices, reference laboratories, long term care facilities and veterinary offices. In addition, we also have also sold our products to the aviation industry, the U.S. Government and customers in the hospitality industry. As of March 31, 2008, both direct and through our distribution relationship with Andpak, we had one customer in the airline industry that purchased our products. Sales to our top ten customers represented approximately 99.09% of our sales for the twelve months ended March 31, 2008. For the fiscal year ended March 31, 2008, JetBlue accounted for 43.48% of sales of our wipes.

Sales, Marketing, Distribution

Our strategy has been to market and sell our products primarily through third party distributors and to a lesser extent through direct sales. For the twelve months ended March 31, 2008, sales through distributors accounted for approximately 79.35% of our sales. We have entered into distribution agreements with distributors that service the industry segments that we have targeted for sales of our products. In the transportation industry, we have entered into a distribution agreement with Andpak, a distributor to the aviation industry which markets our cleaning wipes, EcoTru® 1453 and will market EnviroTru™ 1453 to the same industry.

We have also entered into distribution agreements with distributors to market our products outside of the United States. To date we have had minimal international sales of our products.

Our direct sales efforts have been to healthcare facilities, institutions, commercial airlines and local governments and were intended primarily to help gain market acceptance, attract major distributors and establish EcoTru® as a brand. For the twelve months ended March 31, 2008, direct sales to customers accounted for 20.65% of our sales.

The majority of our products are shipped to customers from our contract manufacturer’s facility in Morgan Hill, CA. We use third party carriers to deliver our products. From time to time, we will arrange for shipments directly from our contract manufacturer.

Insurance Matters

We maintain a general business liability policy and other coverage specific to our industry and operations. We also maintain general products liability coverage and directors and officers liability coverage. We believe that our insurance program provides adequate coverage for all reasonable risks associated with operating our business.

DESCRIPTION OF THE MERGER

The Merger

Effective January 10, 2006, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 11, 2005 between us, our wholly owned subsidiary, TSN Acquisition Corporation and EnviroSystems , TSN merged with and into EnviroSystems, with EnviroSystems as the surviving corporation (the “Merger”).

Pursuant to the terms of the Merger Agreement, we issued an aggregate of 6,400,000 shares of our restricted common stock to the holders of EnviroSystems preferred stock (including holders of options and warrants to purchase EnviroSystems preferred stock), which we refer to herein collectively as the “EnviroSystems Security holders.” Each outstanding share of EnviroSystems common stock was cancelled and extinguished in connection with the Merger. The shares of common stock issued in connection with the merger were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

EnviroSystems Preferred Stock Conversion

Immediately prior to the Merger, the EnviroSystems preferred stockholders held 2,524,472 shares of EnviroSystems preferred stock and warrants and options to purchase up to an additional 838,850 shares of EnviroSystems preferred stock, for an aggregate of 3,363,322 shares of EnviroSystems’ preferred stock on a fully diluted basis. All of such preferred shares, including preferred shares underlying options and warrants, were exchanged for 6,400,000 shares of our common stock, which resulted in a conversion ratio of approximately 1.902880 shares of our common stock for each share of EnviroSystems preferred stock, on a fully diluted basis. Accordingly, of the 6,400,000 shares of our common stock issued in the Merger, 4,833,469 shares represented shares issued in exchange for shares of preferred stock, 583,201 shares represented shares of common stock issuable upon the exercise of warrants to purchase EnviroSystems preferred stock and 983,329 shares represented shares issuable upon the exercise of options to purchase EnviroSystems preferred stock. All 6,400,000 shares of our common stock were placed in an escrow account to be held according to the terms of the Escrow and Lock-Up Agreement. Pursuant to the terms of the Escrow and Lock-Up Agreement, if any options or warrants to purchase EnviroSystems preferred stock expire unexercised, the shares of our common stock that would have been issued to such holders upon exercise will be allocated pro-rata among the remaining EnviroSystems preferred stockholders. Following the cancellation of 2,500,000 shares of our common stock issuable in connection with the Merger, and as a result of the exercise and/or expiration of options and warrants, the number of shares of common stock issued to the EnviroSystems preferred stockholders consisted of an aggregate of 3,949,830 shares of our common stock including 332,439 shares issuable upon the exercise of warrants and 1,030,142 shares issuable upon the exercise of options.

Escrow and Lock-Up Agreement/Settlement Agreement

The 6,400,000 restricted shares of common stock issued to the EnviroSystems preferred stockholders were subject to an Escrow and Lock-Up Agreement. All 6,400,000 shares of common stock are to be held for the benefit of the EnviroSystems Security holders. If any options or warrants to purchase EnviroSystems preferred stock held in the escrow account expire unexercised, then the shares of our common stock that would have been issued upon such exercise will be distributed among the remaining EnviroSystems Security holders. As of October 18, 2007, warrants to purchase 93,000 shares of EnviroSystems preferred stock expired unexercised and the shares of our common stock that would have been issued upon exercise were allocated pro rata among the EnviroSystems preferred stockholders and the holders of unexpired options and warrants to purchase EnviroSystems preferred stock.

The Escrow Lock-Up Agreement provided that for a period of one year after the closing of the Merger, the shares of common stock held in escrow (the “Escrow Shares”) were available to satisfy indemnification obligations, if any, of the EnviroSystems Security holders under the Merger Agreement to us and to MV Nanotech Corp., which are referred to as indemnified parties under the Merger Agreement. Pursuant to the terms of the Escrow and Lock-Up Agreement, in the event that an indemnified party incurs losses as a result of a breach of any covenants, agreements, representations or warranties in the Merger Agreement, then such party has the right to require the EnviroSystems Security holders to deliver out of the escrow account to such indemnified party that number of shares of common stock held in escrow equal in value to the amount of damages.

In November 2006 we elected to exercise our right to seek indemnification and sent to representatives of the EnviroSystems preferred stockholders, a Claim Notice for indemnification under the Escrow and Lock-Up Agreement seeking the return of all 6,400,000 Escrow Shares. In July 2007, we settled our claim and entered into a settlement agreement (the “Settlement Agreement”), dated as of July 6, 2007 between us, MV Nanotech Corp. (“MV Nanotech”), The Ferguson Living Trust UTD 8/13/74 (the “Ferguson Trust”) and Daniel Ferguson in his capacity as the shareholder agent (the “Shareholder Agent”), pursuant to which we resolved any and all claims that we or MV Nanotech may have had against the EnviroSystems Security holders or the Escrow Shares with respect to our Claim Notice. Pursuant to the terms of the Settlement Agreement, the Ferguson Trust authorized the escrow agent (the “Escrow Agent”) to return to us for cancellation 2,500,000 Escrow Shares. Upon cancellation of the 2,500,000 Escrow Shares, we issued the Ferguson Trust a warrant to purchase 2,500,000 shares of our common stock at an exercise price of $2.70 per share. In addition, the Ferguson Trust entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which the Ferguson Trust agreed not to sell or otherwise transfer any shares of our common stock, including common stock issuable upon exercise of such options or warrants owned by the Ferguson Trust for a period of 12 months from the date of the Lock-Up Agreement without our prior written consent.

Immediately following the execution and delivery of the Settlement Agreement, we and the Shareholder Agent instructed the Escrow Agent to immediately release and deliver to the EnviroSystems Security holders certificates representing the remaining Escrow Shares held pursuant to the Escrow Agreement (other than shares required to be held by the Escrow Agent for issuance upon exercise of any options or warrants to purchase EnviroSystems preferred stock which shall be otherwise released to the appropriate party and at the time specified in the Merger Agreement and Escrow and Lock-Up Agreement). In connection with the settlement and the release of the Escrow Shares, holders of approximately one million Escrow Shares have entered into lock-up agreements pursuant to which they have agreed not to sell the shares of common stock for periods of either 12 to 24 months without our prior consent.

Accordingly, we released 2,062,535 shares from escrow and as of October 18, 2007, there were an aggregate of 1,827,386 Escrow Shares of common stock remaining in escrow consisting of 332,439 shares issuable upon the exercise of warrants to purchase shares of EnviroSystems preferred stock and 1,030,142 shares are issuable upon the exercise of options to purchase EnviroSystems preferred stock, and 464,805 shares of common stock which will be released upon receipt of transfer documents from the persons who will be receiving such shares.

Under the Escrow Lock-Up Agreement, the EnviroSystems Security holders are entitled to vote the Escrow Shares on all matters brought to a vote of our stockholders and shall be entitled to receive dividends, if and when declared, on our common stock and have the right to demand registration of their share of common stock if, after the release of the shares of common stock, such shares are not freely tradable.

ITEM 1A.

RISK FACTORS.

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

In January 2006, in response to an EPA inquiry, we suspended sales, marketing and distribution of EcoTru® and commenced a voluntary recall of EcoTru® products produced since January 2005 that remained in customers' inventories. In connection with the EPA’s inquiry, we paid a fine and administrative charges of $16,358. We estimate that the costs to us of the EPA action and recall were approximately $483,000, and as of March 31, 2008, we had no reserve for product returns. We are conducting formulary development work, manufacturing process and quality standards improvements and additional product testing to be submitted to the EPA for review. We cannot predict when, if ever, we will recommence sales of EcoTru® or if we will be able to sell our products with the efficacy claims listed on our labels prior to the EPA inquiry. If we are not able to sell, market or distribute EcoTru®, or related products based on our PCMX technology, or if we are not permitted to again use our prior efficacy claims, our prospects, business and results of operations could be materially adversely affected. Further, we cannot predict at this time the effect the recall has had, or will have, on our reputation and business.

If our formulary exploration work, manufacturing improvement efforts and additional product testing do not prove the efficacy of our products or do not result in the receipt of EPA authorization, we will not be able to sell our products under their prior label claims which could have a material adverse effect on our ability to market and sell our products.

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

As a result of the EPA inquiry and the recall, our product’s position in the market and our reputation has been significantly adversely effected. Even if we are successful in having EcoTru®’s prior labeling claims reauthorized, we may not be able to regain customer confidence or rehabilitate our reputation. If we cannot regain our reputation and reestablish relationships with our customers, our business will be materially adversely affected.

Our products will continue to be subject to periodic random inspection and testing by the EPA and we cannot assure that such tests will not result in further EPA letters of inquiry or other actions.

Our products will continue to be subject to periodic inspection and testing by the EPA and other authorities, where applicable, and must comply at all times with the EPA and state regulations. If we fail an EPA inspection and/or test, or otherwise fail to comply with statutory and regulatory requirements we could be subject to possible legal or regulatory action, such as suspension of sales, suspension of manufacturing, and seizure of products or voluntary recall of products. Further, such a failure could result in the imposition of market restrictions through labeling changes or in product removal. If compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of our products occur following reauthorization by the EPA our ability to market our products may be withdrawn. Further, if products selected for random testing by the EPA have not been properly stored, then the EPA tests may result in a finding that our products do not meet the efficacy standards on our labels. If EPA testing results in findings that our products do not meet EPA standards, it could have a material adverse effect on our business, reputation and results of operation.

Historically sales of EcoTru® to the healthcare industry accounted for most of our sales. If we are not able to reintroduce our EcoTru® to the market or our product fails to gain market acceptance our business will suffer.

 Historically sales EcoTru® to customers in the healthcare industry accounted for substantially all of our revenue. We cannot provide assurance that we will be successful in reintroducing EcoTru® to the market or in convincing former or new customers in the healthcare market to use our product once it returns to distribution or if we can successfully branch out into other markets. Certain competitors have products that are established in our target markets, and we may not be able to convince users of those products to switch to EcoTru® if it is reintroduced into the market. Healthcare professionals may be hesitant to utilize our product given our history with the EPA and product recall, our product pricing structure and the fact that we are a relatively small company. If we fail to reintroduce EcoTru® to the healthcare market or if after reintroduction EcoTru® fails to gain additional acceptance in the healthcare industry, our business will be significantly harmed.

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

We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of March 31, 2008, we had an accumulated deficit of approximately $25,605,627 million. We also have had limited revenues. Revenues for the twelve months ended March 31, 2008 and March 31, 2007, were $115,284 and $71,958, respectively. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

We operate in a highly regulated industry, which may delay the introduction of new products, cause withdrawal of products from the market, and have other adverse consequences.

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals for our products, including obtaining EPA reauthorization for our core product EcoTru®. Permits and approvals may be subject to revocation, modification or denial under certain circumstances. While we believe we are in compliance in all material respects with such environmental and safety laws, there can be no assurance that our operations or activities will not result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on us. In addition, we cannot predict the extent to which any legislation or regulation may affect the market for our products or our cost of doing business. See “Business - Government Regulation.”

We have relied almost entirely on external financing to fund our operations and acquisitions to date.

Because we have never generated meaningful revenue and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us. Our failure to obtain financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

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

We may have to engage in common equity, debt, or preferred stock financing in the future which could have a negative impact on you rights and the value of your investment in our common stock. If we issued debt, interest on such debt securities could increase our costs and negatively impact our operating results. If we issue preferred stock, the terms of such preferred stock could be more advantageous to those investors than to the holders of our common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. In addition, any additional sales of our common stock will have the effect of reducing current common stockholders’ equity interest in us and could adversely affect market price.

Our independent registered auditors have expressed doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal years ended March 31, 2008 and 2007, each included an explanatory footnote that such financial statements were prepared assuming that we would continue as a going concern.

We rely upon a third party manufacturer to produce our products which makes us vulnerable to supply disruption, which could harm our business.

We rely upon a manufacturing partner to produce EcoTru®. If our supplier is unable to provide us with product in quantities we require or meeting our specifications, or if it raises its prices we would be required to seek new suppliers. In such event, we cannot assure that we will find alternative suppliers who will supply us with EcoTru® on similar economic terms, which could increase our costs of goods sold and have an adverse effect on our sales and results of operations.

In addition, if our supplier encounters problems during manufacturing as a result of, among other things, failure to follow our protocols and procedures, failure to comply with applicable regulations, or equipment malfunction, any of which could delay or impede their ability to meet our demand, it could have a material adverse effect on our business. Further, any interruption or delay in the supply of EcoTru® concentrate or EcoTru®, or our inability to obtain such goods from alternate sources at acceptable prices in a timely manner, could impair our ability to meet our customers demand and cause them to cancel orders or switch to competitive products, which would harm our business.

We rely upon a single supplier for parachlorometaxylenol (PCMX), the active ingredient in EcoTru®, EnviroTru® and EquineTru™.

We rely upon a single supplier, Clariant Corporation, to provide us with PCMX, which is the biocide used in our EcoTru® products. Clariant Corporation is one of the largest suppliers of PCMX in the United States with some smaller sources in the United States. There are also some smaller foreign sources. If Clariant Corporation is unable to supply us with PCMX in the quantities and on the economic terms that we require, it could have a material adverse effect on our business. We have no written agreement with Clariant.

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

Substantially all of our operations are conducted at a single location. Any disruption at our facility could adversely affect our operations and increase our expenses.

Substantially all of our operations are currently conducted at a single location in Mooresville, South Carolina. We take precautions to safeguard our facility, including insurance, health and safety protocols. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our books and records, computer systems, or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

Our products face competition from products which may be used as an alternative or substitute therefore. In addition we compete with several large companies in the disinfectant business. To the extent these companies, or new entrants into the market, offer comparable disinfectant products at lower prices, our business could be adversely affected. Our competitive position is based principally on our micro-emulsion technology, product quality and product safety. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Business - Competition.”

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

Our business was acquired in January 2006, which means that we have a limited operating history upon which you can base your investment decision.

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

We are a development stage company and have recorded very limited revenue from operations to date and we have incurred a cumulative loss of approximately $25,573,956 million through March 31, 2008. We expect to incur significant operating losses and negative cash flows over the next several quarters due to the costs of expanded research and development of our products. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are not able to generate revenues sufficient to fund our operations through product sales or if we are not able to raise sufficient funds through investments by third parties, it could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

 Relationship with Principal Stockholders

Four holders of our common stock beneficially own approximately 42% of our common stock (assuming exercise of warrants). As a result, such persons will have substantial influence in all matters requiring a vote of our stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

Future sales of shares of our common stock pursuant to the exercise of options and warrants may decrease the market price of our common stock.

As of March 31, 2008, we had 14,249,889 shares of common stock outstanding, which includes 332,439 shares issuable upon the exercise of warrants and 103,143 shares issuable upon the exercise of options held in escrow which are issuable to holders of warrants and options to acquire EnviroSystems preferred stock. If such options and/or warrants expire unexercised, the shares of common stock issuable to such holders will be distributed pro rata among the EnviroSystems Security holders. We also have 637,500 shares of common stock issuable upon exercise of warrants issued in our January Offering, 2,800,000 shares of common stock issuable upon the exercise of warrants originally issued to MV Nanotech Corp., 2,500,000 shares of common stock issuable upon exercise of a warrant issued pursuant to our Settlement Agreement and 1,500,000 shares of common stock issuable upon exercise of warrants issued pursuant to a financing agreement with ANPG Lending, LLC. Further, we have up to an additional 3,700,000 shares of common stock reserved for future issuance under our 2004 Equity Compensation Plan and our 2006 Incentive Stock Plan. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

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

PROPERTIES.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

 Since March 6, 2007, our common stock has traded on the OTC Bulletin Board under the stock symbol “ANPG.” Prior thereto, our common stock had traded on the OTC Bulletin Board under the stock symbol “TNSW.” The first day on which our shares were traded was September 1, 2005. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Period from January 1, 2008 to March 31, 2008	$1.01	$0.55
Period from October 1, 2007 to December 31, 2007	$2.25	$0.91
Period from July 1, 2007 to September 30, 2007	$2.25	$1.60
Period from April 1, 2007 to June 30, 2007	$3.00	$1.80
Period from January 1, 2007 to March 31, 2007	$4.39	$2.42
Period from October 1, 2006 to December 31, 2006	$2.45	$1.85
Period from July 1, 2006 to September 30, 2006	$2.25	$1.90
Period from April 1, 2006 to June 30, 2006	$2.50	$1.40

Number of Stockholders

As of March 31, 2008, there were approximately 650 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2008 and subsequently, we completed the following sales of securities that were not registered pursuant to the Securities Act:

In January 2008, we completed a financing transaction with ANPG Lending, LLC, a Delaware limited liability company (the “LLC”), pursuant to the terms of a Loan and Security Agreement, dated as of January 8, 2008 (the “Loan Agreement”) by and between the Company and the LLC (the “Financing”). Pursuant to the Loan Agreement, we issued to the LLC three convertible promissory notes (the “Notes”) in the principal amounts of $625,000, $375,000 and $500,000 respectively, for an aggregate principal amount of $1,500,000 and we issued the LLC three warrants to purchase up to an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $0.87 per share (the “Warrants”). In addition to the forgoing, pursuant to the terms of a Repurchase Agreement (described below under “Issuer Purchases of Equity Securities” we issued to the LLC three additional Warrants to purchase up to an aggregate of 750,000 shares of our common stock. The Notes are due and payable 16 months after January 8, 2008. The Notes bear interest at a rate of 7% per annum and interest accrues and is payable on the maturity date of the Notes. The Notes are convertible into shares of common stock of the Company at an initial conversion price of $0.87. The conversion price is subject to certain anti-dilution adjustments. The Warrants have terms of 5 years and are exercisable at an initial exercise price $0.87 per share, subject to certain anti-dilution adjustments. The Notes and the Warrants have limitations on conversion and exercise, respectively, which restricts the LLC’s right to convert the Notes or exercise the Warrants if such conversion or exercise would result in the LLC’s ownership in excess of 4.9% of our outstanding common stock. Pursuant to the terms of the Loan Agreement, the shares of common stock issuable upon exercise of the Warrants or conversion of the Notes are subject to demand and piggyback registration rights. The Notes and Warrants issued to the LLC were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and the rules adopted thereunder and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. We made this determination based on the representations of the LLC which included, in pertinent part, that it was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that it was acquiring such securities for investment purposes for its own account and not as a nominee or agent, and not with a view to resale or distribution, and that it understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In July 2007, pursuant to a Settlement Agreement (the “Settlement Agreement”), dated as of July 6, 2007 by and among us, MV Nanotech Corp. (“MV Nanotech”), The Ferguson Living Trust UTD 8/13/74 (the “Ferguson Trust”) and Daniel Ferguson in his capacity as the shareholder agent (the “Shareholder Agent”), we issued the Ferguson Trust a warrant to purchase 2,500,000 shares of our common stock at an exercise price of $2.70 per share. As partial exchange for the issuance of the warrant by the Ferguson Trust, the entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which the Ferguson Trust agreed not to sell or otherwise transfer any shares of our common stock held by the Ferguson Trust, or issuable to the Ferguson Trust upon exercise of such options or warrants for a period of 12 months from the date of the Lock-Up Agreement without our prior written consent. See “Business - Description of the Merger.” The warrant issued to the Ferguson Trust was issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and the rules adopted thereunder and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

In May 2007, pursuant to a consulting agreement we entered into with Arthur Batson, as partial compensation for his services, we issued to Mr. Batson 250,000 shares of our common stock. The shares were issued to Mr. Batson in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and the rules adopted thereunder and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

On June 26, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated June 26, 2008 with the OGP Group LLC, a Delaware limited liability company (“OGP”) pursuant to which the Company sold to OGP 113,636 shares (the “shares”) of restricted common stock of the Company at a price of $0.88 per Share. In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share (the “Warrant”).

Issuer Purchases of Equity Securities

In connection with the above mentioned January 2008 Financing, we entered into a Securities Repurchase Agreement, dated as of January 8, 2008 (the “Repurchase Agreement”) between us, the LLC and the Singer Children’s Management Trust (the “Trust”) pursuant to which we repurchased (the “Repurchase”) from the Trust 250,000 shares of our common stock and warrants to purchase up to an aggregate of 750,000 shares of the our common stock at an exercise price of $2.50 per share (collective, the “Securities”) for an aggregate purchase price of $625,000. We used $625,000 from the above mentioned Financing from the LLC to pay the purchase price for the Securities. Pursuant to the Repurchase Agreement, the Company issued to the LLC three additional Warrants to purchase up to an aggregate of 750,000 shares of our common stock.

ITEM 6.

SELECTED FINANCIAL DATA.

This item is not applicable because we are a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Products.

We have available the following products:

•

SurfaceTru™ - We sell a multi-purpose cleaner deodorizer, currently packaged in 5 gallon pails and targeted toward commercial markets. SurfaceTru™ does not require gloves, protective clothing, special ventilation or special handling requirements and is non-flammable.

•

SurfaceTru® Cleaning & Deodorizing Wipes – We sell a cleansing wipe product that is individually package at a contract manufacturer located in California. The majority of the revenue recognized from these cleansing wipes is from sales to the commercial aviation sector. We plan to develop and test a full line of wipes, including a disinfectant wipe with similar claims as those authorized for EnviroTru® once EPA registration has been granted, of which no assurance can be given.

•

EnviroTru® and EnviroTru 1453® - We sell a multi-purpose disinfectant and deodorizing cleaner under the names EnviroTru® and EnviroTru 1453® (EPA Reg No. 70791-2). Our EnviroTru® products are ready-to-use disinfectant, sanitizer, cleaners effective against numerous organisms including E Coli and Salmonella. As a sanitizer they kill greater than 99.9% of MRSA, Staph and Klebsiella. Our EnviroTru® products also meet EPA requirements for Toxicity Category IV and have passed AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. The process of registering EnviroTru® in individual states is nearly complete; the product has been registered in 49 states, the District of Columbia and Puerto Rico. We expect action on the part of the remaining state sometime in the near future. Initial production runs and shipments were made in September 2007.

•

EquineTru™ __ We sell a skin and hoof treatment for horses. EquineTru™ is an antiseptic for the prevention and treatment for skin and hoof conditions caused by microorganisms. The product can be used as a leave-on spray or a hoof pack. The active ingredient in EquineTru™ is widely used in surgical hand and skin scrubs, and independent testing has demonstrated its efficacy and safety for horses, their handlers and the environment. The product is also recommended for use on small animals such as dogs and cats. EquineTru™ was cleared for market release by the Center for Veterinary Medicine (CVM) a division of the U.S. Food and Drug Administration (FDA). Further, its use is permitted for Unites States Equestrian Federation and Fédération Equestre Internationale (FEI) regulated competitions.

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

Results of Operations

Year Ended March 31, 2007 compared to Year Ended March 31, 2008

Revenues. Our revenues for the year ended March 31, 2008 and 2007 were $115,284 and $71,958, respectively. This is an increase of $43,326. This increase is directly attributive to the EPA action and the Company's voluntary recall and suspension of sales of EcoTru® during the last quarter of our last fiscal year and all of this fiscal year.

Cost of Sales. Cost of sales for the year ended March 31, 2008 and 2007 were $139,537 and $116,009, respectively, an increase of $23,528. The increase in cost of sales includes a charge to Cost of Sales of $15,840 for inventory that the useful life had expired.

Operating Expenses. Total operating expenses for the year ended March 31, 2008 and 2007 were $4,543,564 and $2,598,122, respectively, an increase of $1,945,442 or 75%. The increase was attributed to an increase in product development expenses of $68,203, an increase in corporate expenses of 2,153,979 and a decrease in finance and administrative expenses of $277,772.

During the year ended March 31, 2008, the Company’s expenditures on its marketing and sales efforts remained consistent with the prior year. For the years ended March 31, 2008 and 2007 the costs and expenses in this area was $309,257 and $308,225.

Product development costs increased to $500,106 for the year ended March 31, 2008 as compared to $431,903 for the year ended March 31, 2007, an increase of $68,203. This increase was primarily the result of increased contract testing of our products and development of potential products.

Corporate cost increased to $3,290,960 for the year ended March 31, 2008 as compared to $1,136,981 for the year ended March 31, 2007, an increase of $2,135,979. The increase is attributed to the intrinsic cost of issuing Stock options, stock warrants, and a repricing of existing warrants which is calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the years ended March 31, 2008 and 2007 amounted to $1,840,107 and $211,489. The increase also includes the cost of services paid for through the issuance of common stock for the years ended March 31, 2008 and 2007 in the amount of $877,450 and $ -0-.

Finance and administrative cost decreased to $443,241 for the year ended March 31, 2008 as compared to $721,013 for the year ended March 31, 2007, a decrease of $277,772. The decrease is attributed to decreases in our securities counsel expenses related to the filing of a registration statement and amendments thereto and in the Black-Scholes compensation expense valuation of options.

Liquidity and Capital Resources

For the year ended March 31, 2008, we used $1,968,057 in operating activities, compared with $2,529,161 used in operating activities for the year ended March 31, 2007, a decrease in expenses used in operating of $561,104.

We had net cash provided by financing activities of $1,125,000 for the year ended March 31, 2008 compared with $628,608 provided by financing activities for the year ended March 31, 2007. Cash provided by financing activities for the year ended March 31, 2008, includes $1,500,000 in proceeds from new notes payable, $250,000 in proceeds from the exercise of warrants and a reduction of $625,000 from the repurchase of our common stock.

We had net cash used in investing activities of $21,811. This amount was used in the purchase of manufacturing and research equipment.

At March 31, 2008 and 2007, we had cash and cash equivalents available in the amounts of $351,627 and $1,216,495, a decrease of $864,868.

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

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	29,250	29,250	—	—	—

Laboratory lease	3,600	3,600	—	—	—
Total Contractual Cash Obligations	32,850	32,850	—	—	—

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements for the fiscal year ended March 31, 2008 begins on page F-1 of this Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A (T).

CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, Anpath’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2008, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  The material weakness identified relates to a lack of appropriate accounting policies and related procedures.  As a result of the material weakness identified, management concluded that Anpath’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, Anpath believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Anpath’s financial condition as of March 31, 2008 and 2007, and the results of its operations and cash flows for the years ended March 31, 2008 and 2007, in conformity with United States generally accepted accounting principles (GAAP).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Anpath is responsible for establishing and maintaining adequate internal control over financial reporting.  Anpath’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Anpath’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below:

Lack of Appropriate Accounting Policies and Related Procedures.  Management has not established with appropriate rigor accounting policies or procedures for evaluating complex transactions and determining appropriate application of accounting principles, including accounting policies related to complex financing transactions such as convertible debt.  As a result, the auditors identified a material misstatement in the financial statements related to a complex financing transaction executed by the Company during the fiscal year.

As a result of the material weakness in internal control over financial reporting described above, Anpath management has concluded that, as of March 31, 2008, Anpath’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The Company is currently evaluating steps that it can take in 2008 to remedy the material weakness in its internal control over financial reporting, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, Anpath internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our and EnviroSystems' executive officers and directors, together with such person's business experience during the past five (5) years.

Name	Age	Position(s)
J. Lloyd Breedlove	60	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	49	Chief Financial Officer, Secretary, Director
Charles Cottrell	63	Director
Jeffrey Connally	60	Director
Stephen A. Schneider	61	Director
Paul S. Malchesky	61	Chief Science Officer, EnviroSystems
Jeff Savino	54	Vice President, Marketing and Sales, EnviroSystems

J. Lloyd Breedlove

J. Lloyd Breedlove has been our and EnviroSystems' President, Chief Executive Officer and Chairman of the board of directors since January 10, 2006 and since 2004, he has served as a member of the board of directors of EnviroSystems. From June 2003 to 2006, he was the President and Chief Executive Officer of Imalux Corporation a corporation in the medical imaging equipment industry. Prior thereto, from December 2000 to May 2003 he was the President and Chief Executive Officer of KIVALO, Inc. a healthcare technology company with emphasis on disease management. From 1991to 1999, Mr. Breedlove served as the Executive Vice President and Group President of Steris Corporation, a developer and manufacturer of infection and contamination control products. From 1989 to 1991, he was the President and Chief Executive Officer of Catheter Research Inc. (CRI), a developer of a vascular surgery products and prior thereto he was the Director of Sales and held other sales and management positions at Mallinckrodt, Inc., a diverse company focusing on supplying products to the healthcare industry. Mr. Breedlove has a wide range of experience working with companies in various stages of development from start-ups to companies with global operations. During Mr. Breedlove's tenure at Steris, annual sales increased from $13 million to greater than $820 million. He has served on numerous advisory and corporate boards, with an emphasis on establishing healthcare businesses. Mr. Breedlove received an MBA from Western Carolina University. Serving in Viet Nam, he was awarded the Bronze Star, Bronze Star with Oak Leaf Cluster, Vietnamese Cross of Gallantry, Air Medal and Purple Heart.

Stephen Hoelscher

Mr. Hoelscher has been our and EnviroSystems' Chief Financial Officer, Secretary and a member of our board of directors since January 10, 2006. Mr. Hoelscher is a Certified Public Accountant and has 28 years of accounting and auditing experience. Mr. Hoelscher is a 5% owner of, and also the CFO for, Mastodon Ventures, Inc., a financial consulting business in Austin, Texas, a position that he has held since 2000. Mastodon Ventures, Inc. is an affiliate of MV Nanotech Corp. which previously made loans to us in the aggregate amount of $850,000, which amount (plus accrued but unpaid interest) was repaid out of the net proceeds of our private offering completed in January 2006. Since May, 2004, Mr. Hoelscher has also served as the Chief Financial Officer of EnXnet, Inc, a Tulsa, Oklahoma based publicly traded technology company, and he has provided accounting consulting services to EnXnet since January 2001. Mr. Hoelscher will continue to provide limited consultation to Mastodon and will continue to consult with EnXnet but will devote such time as necessary to the performance of his duties to us. From 1997 to 2000, Mr. Hoelscher was the Controller for Aperian, Inc. an Austin, Texas based publicly traded company. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

Jeffrey Connally

Jeffrey Connally has been a member of our and EnviroSystems' board of directors since January 10, 2006. Mr. Connally also serves as President & CEO of CMIT Solutions, Inc. Mr. Connally is a partner in Gener8biz, Inc., a sales and marketing consulting firm which he founded in May of 2003. Mr. Connally leads strategic engagements for Gener8biz' high-tech, healthcare and financial services clientele. Prior thereto, in 1998 Mr. Connally was a founder of UpLink Corporation where he provided sales and marketing leadership and created the marketing, business development, sales, installation and support infrastructure for UpLink's wireless/GPS-based technology. Mr. Connally has also held executive positions with several startup technology companies where he was responsible for establishing the sales process and channel strategy. Mr. Connally earned Bachelors in Business Administration from St. Michaels College in 1969 and an MBA from the University of Texas in 1993. Mr. Connally also serves as a member of the faculty of the Acton MBA School, a top-ranked 1 year MBA program specializing in training entrepreneurs.

Stephen A. Schneider

Stephen A. Schneider has been a member of our and EnviroSystems' board of directors since January 10, 2006. Since January 2006 and continuing to the present, Mr. Schneider has been Chairman, President and CEO of AmbroZea, Inc., a company he co-founded that is applying biotechnology to the production of ethanol. From November 2004 until January 2006, Mr. Schneider served as the Interim President and Chief Executive Officer of EnviroSystems. Mr. Schneider is co-founder and a former director of Alexza Pharmaceuticals, Inc., (formerly Alexza Molecular Delivery Corporation), a specialty pharmaceutical company developing drug products delivered by inhalation using a proprietary nano/micro-particle vaporization technology. Alexza was formed in December 2001, through the merger of Alexza Corporation and Molecular Delivery Corporation, a company engaged in developing new pharmaceutical delivery methods, founded in 1997 by Mr. Schneider. From 2001 to 2003, Mr. Schneider served as President and Chief Operating Officer of Alexza. Prior thereto, from 1997 to 2001, he served as the President and Chief Executive Officer of Molecular Delivery Corporation. Mr. Schneider has 20 years experience in the pharmaceutical, medical device and medical service industries and has developed a number of early stages, start-up companies. Mr. Schneider received a Bachelor of Arts from Earlham College, a Master of Arts from the University of Houston, a JD from Golden Gate University of Law, and attended the Stanford University Graduate School of Business' Stanford Leadership Academy, Executive Program for Growing Companies and Finance and Accounting for Non-Finance Executive programs.

Paul S. Malchesky

Paul S. Malchesky, D. Eng. has served as the Chief Science Officer of our subsidiary, EnviroSystems, since January, 2006. Dr. Malchesky is a former Vice President of Operations and Discovery and Development for NanoScale Materials, Inc. in Manhattan, KS. Previously, he served as Vice President of Investigational Research at STERIS Corporation, Mentor, OH, and Staff Member at the Cleveland Clinic Foundation in Artificial Organs in Cleveland, OH. As an academician, Dr. Malchesky is Associate Professor of Surgery, Baylor College of Medicine, Houston, Texas, and Adjunct Staff in Biomedical Engineering, Cleveland Clinic Foundation, and Adjunct Professor in Chemical Engineering at Kansas State University. He is also President of the International Center for Artificial Organs and Transplantation (ICAOT). Dr. Malchesky is also the Editor-in-Chief of Artificial Organs and Managing Editor of Therapeutic Apheresis and Dialysis. He holds a Doctorate in Engineering from Cleveland State University, M.S. degrees in Chemistry from Case Western Reserve University and in Chemical Engineering from Cleveland State University and a B.S. Degree in Chemistry from St. Francis College (PA).

Jeff Savino

Jeff Savino has served as the Vice President of Marketing & Sales of our subsidiary, EnviroSystems, since January, 2006. Mr. Savino has nearly thirty years of proven experience in medical marketing and sales, spanning from small to large corporations. His background includes new product introductions, operations experience, and international commerce and business Most recently he built and managed a national distribution network at Boehringer Labs. Previously, Mr. Savino held a number of responsible positions in his ten years of service with STERIS Corporation, including Vice President,

International Health Care, and Latin American Operations. His marketing and sales career began with Baxter. Mr. Savino holds a B.S. Degree in Biology from City University of New York.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer (our Principal Executive Officer) each of our two most highly compensated executive officers (each a "Named Executive Officer") for the fiscal year ended March 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
J. Lloyd Breedlove,	2008	260,041	—	—	242,060	502,101
President and Chief Executive Officer	2007	239,930	—	—	242,060	481,990

Stephen Hoelscher	2008	140,016	—	—	62,885	202,901
Chief Financial Officer	2007	112,510	—	—	62,885	175,395

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
J. Lloyd Breedlove	500,000	250,000	250,000	$2.50	01/10/2011

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Lloyd Breedlove	—	—	—	—	—	—
Stephen Hoelscher	—	—	—	—	—	—
Charles Cottrell	—	—	17,559	—	—	—	17,559
Jeffrey Connally	—	—	15,517	—	—	—	15,517
Stephen A. Schneider	—	—	18,873	—	—	—	18,873

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2008:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,525,750	$2.21	2,174,250*
Equity compensation plans not approved by security holders	—	—	—
Total	1,525,750	$2.21	2,174,250

* Represents remaining shares issuable under the 2004 Equity Compensation Plan and the 2006 Stock Incentive Plan.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2008 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner	Amount (1)	Percent of Class
Directors and Named Executive Officers (2):
J. Lloyd Breedlove (3)	812,624	5.4%
Stephen Hoelscher (4)	382,047	2.6%
Charles Cottrell (5)	61,800	0.4%
Jeffrey Connally (6)	56,050	0.4%
Stephen A. Schneider (7)	678,787	4.5%

All directors and named executive officers as a group (five persons)	1,991,308	12.3%

Other 5% or Greater Beneficial Owners
The Ferguson Living Trust UDT 8/13/74 (8) 2100 Gold Street San Jose, CA 95164	3,160,576	18.2%

Alma and Gabriel Elias (9) 509 Spring Avenue Elkins Park, PA 19027	1,485,000	9.4%

Other Stockholders
MV Nanotech Corp. (10) 600 Congress Avenue, Suite 1220 Austin, TX 78701	1,645,391	4.9%

ANPG Lending LLC (11) c/o Romulus Holdings 2200 Fletcher Avenue Fort Lee, NJ 07024	3,224,137	4.9%

(1)

Beneficial ownership is calculated based on 14,249,889 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2)

The address for the directors and named executive officers is c/o Anpath Group, Inc., 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117.

(3)

Includes 750,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.50 per share. Also includes 62,624 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems preferred stock, using a conversion ratio of 1.956994 shares of our common stock for each share of EnviroSystems preferred stock issuable upon exercise. Mr. Breedlove holds options to purchase 32,000 shares of EnviroSystems preferred stock which are exercisable to purchase up to 62,624 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems preferred stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, Mr. Breedlove would be eligible to receive additional shares of common stock.

(4)

Includes 1000,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.20 per share. Also includes 88,250 shares of common stock owned by Mastodon Ventures, Inc. and 193,797 shares of common stock owned by MV Nanotech Corp., a subsidiary of Mastodon Ventures, Inc. Mr. Hoelscher is a 5% owner and the CFO of Mastodon Ventures, Inc. Such shares do not include the shares of common stock issuable upon exercise of warrants to purchase common stock held by MV Nanotech Corp. This amount does not include 100,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.20 per share which have not vested.

(5)

Includes 41,400 shares of common stock issuable upon the exercise of options at an exercise price of $2.06 per share and 20,400 shares of common stock issuable upon the exercise of options at an exercise price of $1.00 per share.

(6)

Includes 40,800 shares of common stock issuable upon the exercise of options at an exercise price of $2.06 per share and 15,250 shares of common stock issuable upon the exercise of options at an exercise price of $1.00 per share.

(7)

Includes 43,550 shares of common stock issuable upon the exercise of options at an exercise price of $2.06 per share and 22,550 shares of common stock issuable upon the exercise of options at an exercise price of $1.00 per share. Also includes 612,687 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems preferred stock, using a conversion ratio of 1.914646 shares of our common stock for each share of EnviroSystems preferred stock issuable upon exercise. Mr. Schneider holds options to purchase 320,000 shares of EnviroSystems preferred stock which are exercisable to purchase up to 612,687 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems preferred stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, Mr. Schneider would be eligible to receive additional shares of common stock.

(8)

Includes 2,500,000 shares of common stock issuable upon the exercise of warrants to purchase common stock. Also includes 415,562 shares of common stock issued in exchange for shares of EnviroSystems preferred stock and 245,014 shares of common stock issuable upon exercise of warrants to purchase EnviroSystems preferred stock. The Trust holds warrants to purchase 125,200 shares of EnviroSystems preferred stock which are exercisable to purchase up to 245,014 shares of our common stock based on the conversion ratio. In the event such options and/or warrants expire without being exercised, then any shares of common stock that would have been issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, the Trust would be eligible to receive additional shares of common stock.

(9)

Includes 1,000,000 shares of common stock owned by Alma and Gabriel Elias and also includes 485,000 shares of common stock owned by Wholesale Realtors Supply. Gabriel Elias has voting control over the shares held by Wholesale Realtors Supply.

(10)

Includes 193,797 shares of common stock and 88,250 shares of common stock held by Mastodon Ventures, Inc., an affiliate of MV Nanotech Corp. Such shares also include 452900 shares out of a total of 1,363,344 shares of common stock issuable upon the exercise of warrants held by MV Nanotech Corp. According to the terms of the warrant held by MV Nanotech Corp., MV Nanotech Corp. is prohibited from exercising its warrants if after such exercise MV Nanotech Corp.’s percentage ownership of common stock would exceed 4.9%. If there were no such restriction in MV Nanotech Corp.’s warrants, and MV Nanotech Corp. had the right to exercise such warrants for all 1,363,344 shares, MV Nanotech Corp. would be deemed to beneficially own approximately 9.9% (10.6% if the shares held by Mastodon Ventures, Inc. are included) of our common stock.

(11)

Such shares include 735,000 shares of common stock out of a total of approximately 3,224,137 shares of common stock issuable upon the conversion of convertible promissory notes (the “Notes”) and 1,500,000 issuable upon the exercise of warrants (the “Warrants”). The Notes have an aggregate principal balance of $1,500,000 and are convertible into shares of common stock at a price of $0.87 per share, subject to adjustment pursuant to anti-dilution provisions in the Notes. The Warrants have an exercise price of $0.87 per share, subject to adjustment pursuant to anti-dilution provisions in the Warrants. The Notes and Warrants have limits on exercise and conversion. According to the terms of the Notes and the Warrants held by ANPG Lending LLC, it is prohibited from converting the Notes or exercising its Warrants if after such exercise or conversion, ANPG Lending LLC’s percentage ownership of common stock would exceed 4.9%. If there were no such restrictions in the Notes and Warrants, and ANPG Lending LLC had the right to exercise such Notes and Warrants for all 3,224,137 shares, ANPG Limited LLC would be deemed to own approximately 18.5% of our common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As reported in a Current Report on Form 8-K Filed July 10, 2007, we entered into a Settlement Agreement (the “Settlement Agreement”), dated as of July 6, 2007 with MV Nanotech Corp. (“MV Nanotech”), The Ferguson Living Trust UTD 8/13/74 (the “Trust”) and Daniel Ferguson in his capacity as the agent (the “Shareholder Agent”) for prior holders of preferred stock of EnviroSystems, Inc. (the “EnviroSystems Shareholders”), pursuant to which the parties resolved any and all claims that we or MV Nanotech may have had against the EnviroSystems Shareholders or the Escrow Shares (as defined below) with respect to our Claim Notice (as defined below). The Claim Notice was made in connection with the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 11, 2005, pursuant to which we acquired EnviroSystems. As consideration for the acquisition, we issued 6,400,000 restricted shares of our common stock to the EnviroSystems Shareholders. All such 6,400,000 restricted shares of common stock (the “Escrow Shares”) were placed in an escrow account pursuant to the terms and conditions of an Escrow and Lock-Up Agreement (the “Escrow Agreement”). Under the terms of the Merger Agreement and the Escrow Agreement, all the Escrow Shares were subject to claims by us and MV Nanotech for indemnification under the Merger Agreement. Pursuant to the terms of the Settlement Agreement, the Trust authorized the escrow agent (the “Escrow Agent”) to return to us for cancellation 2,500,000 Escrow Shares. Upon cancellation of such 2,500,000 Escrow Shares, we issued the Trust a warrant (the “Warrant”) to purchase 2,500,000 shares of Common Stock at an exercise price of $2.70 per share. As partial exchange for the issuance of the warrant by the Company to the Trust, the Trust entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which the Trust agreed not to sell, make any short sale of, pledge as security for a loan, grant any option for the purchase of, or otherwise transfer, assign, dispose, either directly or indirectly in any manner, any shares of our common stock and options and warrants to purchase such common stock and shares of such common stock issuable upon exercise of such options or warrants owned by the Trust and distributable to the Trust pursuant to the terms of the Escrow Agreement and any shares of common stock (or other securities) received by the Trust pursuant to the exercise of the warrant for a period of 12 months from the date of the Lock-Up Agreement without our prior written consent. At the time of the foregoing transactions, the Trust and MV Nanotech were each beneficial owners of 5% or more of our common stock.

As reported in a Current Report on Form 8-K filed on January 14, 2008, we entered into a Loan and Security Agreement, dated as of January 8, 2008 (the “Loan Agreement”) with ANPG Lending, LLC, a Delaware limited liability company (the “LLC”). Pursuant to the Loan Agreement, we issued to the LLC three convertible promissory notes (the “Notes”) in the principal amounts of $625,000, $375,000 and $500,000 respectively, for an aggregate principal amount of $1,500,000. The Loan Agreement also provides that the LLC may make up to an additional $500,000 in advances to us in the discretion of the LLC. In addition to the Notes, we issued to the LLC three warrants to purchase up to an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $0.87 per share (the “Warrants”). As a condition to the Loan Agreement, we entered into a Securities Repurchase Agreement, dated as of January 8, 2008 (the “Repurchase Agreement”) with the LLC and the Singer Children’s Management Trust (the “Trust”) pursuant to which we repurchased (the “Repurchase”) from the Trust 250,000 shares of our common stock and warrants to purchase up to an aggregate of 750,000 shares of our common stock (collective, the “Securities”) for an aggregate purchase price of $625,000. We used $625,000 from the LLC to pay the purchase price for the Securities. Pursuant to the Repurchase Agreement, the Company issued to the LLC three additional Warrants to purchase up to an aggregate of 750,000 shares of our common stock. At the time of the foregoing transactions, the Trust was a beneficial owner of 5% or more of our common stock.

On January 22, 2008, the Board of directors approved a payment to Mastodon Ventures, Inc for consultation and advice on fundraising efforts in the amount of $70,000. Our CFO is a 5% owner of Mastodon and devotes a portion of his efforts as Mastodon’s CFO.

Director Independence

The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of March 31, 2008, the Board determined that Messrs. Cottrell and Connally are independent based upon such criteria.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Williams & Webster, P.A. was our independent registered public accounting firm for fiscal years ended March 31, 2008 and 2007. Set forth below are the fees and expenses for Williams & Webster, P.A. for each of the last two years for the following services provided to us:

	2008	2007
Audit Fees	$45,844	$52,810
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Except as described above, we have not been billed for any services by Williams & Webster, P.A. Our Board of Directors acts as our audit committee. Our Board of Directors has not authorized Williams & Webster, P.A. to provide any other services for us.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)   Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this report.

(2)   Financial Statement Schedules

There are no financial statement schedules included in this annual report.

(3)   The exhibits listed below are filed as part of this annual report.

Exhibit Number	Exhibit Description
3.1	Composite Certificate of Incorporation (11)
3.2	By-Laws (1)
4.1	Specimen Certificate of Common Stock (1)
4.2	Form of Warrant (5)
4.3	Warrant, dated July 6, 2007 (8)
4.4	Form of Note (10)
4.5	Form of Warrant (10)
10.1	2004 Equity Compensation Plan (1)
10.2	Securities Purchase Agreement, dated as of October 31, 2005 between MV Nanotech Corp. and Telecomm Sales Network, Inc. (2)
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

10.4	Escrow and Lock-Up Agreement, dated as of November 11, 2005 by and between Telecomm, Daniel Ferguson, as shareholder agent, EnviroSystems and Jerold K. Levien, Esq. as escrow agent.(4)
10.5	Form of Registration Rights Agreement between Telecomm Sales Network, Inc. and the other signatories thereto. (5)
10.6	Commercial Lease Agreement dated June 6, 2006 by and between Morlake Executive Suites and EnviroSystems, Inc. (5)
10.7	Telecomm Sales Network, Inc. 2006 Stock Incentive Plan (5)+
10.8	Form of Incentive Stock Option Agreement (5)+

10.9	Form of Non-Qualified Stock Option Agreement (5)+
10.10	Form of Restricted Stock Agreement (5)+
10.11	Employment Agreement made as of January 19, 2006 between Telecomm Sales Network, Inc. and J. Lloyd Breedlove(4)
10.12	Manufacturing Agreement dated as of August 1, 2006 between EnviroSystems, Inc. and Minntech Corporation (6) *
10.13	Intellectual Property Assignment Agreement between EnviroSystems, Inc. American Children’s Foundation, Richard H. Othus, Andrew D.B. Lambie and Cascade Chemical Corporation.(9)
10.14	Consent Agreement and Final Order with United States Environmental Protection Agency (6)
10.15	Securities Purchase Agreement dated as of March 7, 2007 between MV Nanotech Corp., the Singer Children’s Management Trust and, solely with respect to sections 4 and 8, Anpath Group, Inc.
10.16	Settlement Agreement dated as of July 6, 2007 by and among Anpath Group, Inc., MV Nanotech Corp. and The Ferguson Living Trust UTD 8/13/74 and Daniel Ferguson in his capacity as Shareholder Agent (8)
10.17	Lock-Up Agreement made and entered into as of July 6, 2007 (8)
10.18	Loan and Security Agreement dated as of January 8, 2008 by and between Anpath Group, Inc. and ANPG Lending LLC (without exhibits or schedules).(10)
10.19	Securities Repurchase Agreement dated as of January 8, 2008 by and between Anpath Group, Inc, ANPG Lending LLC and the Singer Children’s Management Trust (without exhibits or schedules) (10).
21.1	Subsidiaries of the Registrant (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (11)
32.1	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 filed on March 16, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 11, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 17, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on January 12, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the registrant’s Transition Report on Form 10-KSB filed on June 29, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to the registrant’s Form 10-QSB for the quarter ended September 30, 2006 filed on November 15, 2006.
(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on January 17, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 10, 2007 and incorporated herein by reference.
(9)	Filed as an exhibit to Amendment 2 to the registrant’s registration statement on Form SB-2 filed on April 16, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on January 14, 2008 and incorporated herein by reference
(11)	Filed herewith

 + Denotes a management contract or compensatory plan or arrangement

* Pursuant to a request for confidential treatment which has been granted by the SEC, certain confidential portions of this document have been omitted and furnished separately to the SEC in accordance with Rule 406(b).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 9, 2008	ANPATH GROUP, INC.

By: /s/ J. Lloyd Breedlove
Name: J. Lloyd Breedlove
Title: President and CEO

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 9, 2008	/s/ J. Lloyd Breedlove
J. Lloyd Breedlove, President, Chief Executive Officer and Director (principal executive officer)

July 9, 2008	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer and Director (principal financial and accounting officer)

July 9, 2008	/s/ Jeffrey Connally
Jeffrey Connally, Director

July 9, 2008	/s/ Charles Cottrell
Charles Cottrell, Director

July 9, 2008	/s/ Stephen A. Schneider
Stephen A. Schneider, Director

Anpath Group, Inc

Moorseville, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Anpath Group, Inc. as of March 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpath Group, Inc as of March 31, 2008 and 2007, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2008.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

July 8, 2008

ANPATH GROUP, INC

Consolidated Balance Sheets as of March 31, 2008 and 2007

	Year Ended
	March 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$351,627	$1,216,495
Accounts receivable, net	16,880	17,371
Prepaid expenses	96,061	30,493
Inventory	49,399	98,079
TOTAL CURRENT ASSETS	513,967	1,362,438
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	183,883
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(138,712)	(84,170)
TOTAL FIXED ASSETS	265,329	298,060
OTHER ASSETS
Trade secrets	1,026,000	1,400,000
Deposits	244,338	210,858
TOTAL OTHER ASSETS	1,270,338	1,610,858
TOTAL ASSETS	$2,049,634	$3,271,356
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$145,604	$78,434
Reserve for product returns	—	26,999
TOTAL CURRENT LIABILITIES	145,604	105,433

LONG TERM LIABILITIES
Notes payable, net of discount	250,000	—
TOTAL LONG TERM LIABILITIES	250,000	—

TOTAL LIABILITIES	395,604	105,433

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
14,249,889 and 16,299,889 shares issued and outstanding	1,425	1,630
Additional paid-in capital	27,226,561	23,789,948
Accumulated deficit	(25,573,956)	(20,625,655)
TOTAL STOCKHOLDERS' EQUITY	1,654,030	3,165,923
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,049,634	$3,271,356

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC

Consolidated Statements of Operations

For the fiscal years ended March 31, 2007 and 2008

	Years Ended
	March 31,
	2008	2007
REVENUES	$115,284	$71,958
COST OF SALES	139,537	116,009
Gross Profit	(24,253)	(44,051)
EXPENSES
Sales	309,257	308,225
Product development	500,106	431,903
Corporate	3,290,960	1,136,981
Finance and administrative	443,241	721,013
Total Expenses	4,543,564	2,598,122
LOSS FROM OPERATIONS	(4,567,817)	(2,642,173)
OTHER INCOME (EXPENSE)
Interest expense	(23,877)	—
Other income	—	44,830
Interest income	17,742	83,043
Impairment of long lived assets	(374,000)	—
Total Other Income (Expense)	(380,135)	127,873
LOSS BEFORE TAXES	(4,947,952)	(2,514,300)
INCOME TAX EXPENSE	(349)	(1,600)
NET LOSS	$(4,948,301)	$(2,515,900)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.33)	$(0.16)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,973,058	16,010,408

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC

Consolidated Statements of Shareholders' Equity

For fiscal years ended March 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2006	16,000,000	$1600	$22,631,853	$(18,109,755)	$4,523,698
Common stock issued at a price of $2.50 per share
in the exercise of warrants	250,000	25	624,975	—	625,000
Common stock issued in a cashless exercise
of warrants	49,889	5	(5)	—	—
Stock options granted	—	—	533,125	—	533,125
Net loss for the year ended March 31, 2007	—	—	—	(2,515,900)	(2,515,900)
Balance, March 31, 2006	16,299,889	1,630	23,789,948	(20,625,655)	3,165,923
Common stock issued at a price of $1.25 per share
in the exercise of warrants	200,000	20	249,980	—	250,000
Common stock issued for services	500,000	50	877,450	—	877,500
Common stock surrendered in Settlement Agreement	(2,500,000)	(250)	250	—	—
Common stock purchased and held in Treasury	(250,000)	(25)	(624,975)	—	(625,000)
Stock options granted and warrants issued	—	—	2,001,915	—	2,001,915
Warrants re-priced	—	—	931,993	—	931,993
Net loss for the year ended March 31, 2008	—	—	—	(4,948,301)	(4,948,301)
Balance, March 31, 2007	14,249,889	$1,425	$27,226,561	$(25,573,966)	$1,654,030

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC

Consolidated Statement of Cash Flows

For the fiscal years ended March 31, 2008 and 2007

	Year Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,948,301)	$(2,515,900)
(Gain) loss on disposal of assets	—	(216)
Depreciation and amortization	54,542	73,242
Stock issued for services	877,500	—
Stock options granted and warrants issued	2,933,908	533,125
Discount on note payable	(1,250,000)	—
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	491	(5,756)
Decrease (increase) in prepaid expenses	(65,568)	15,454
Decrease (increase) in inventory	48,680	7,113
Decrease in trade secrets	374,000	—
Decrease (increase) in deposits	(33,480)	(194,308)
Increase (decrease) in accounts payable & accrued expenses	67,170	(198,914)
Increase (decrease) in product recall reserve	(26,999)	(243,001)
Net cash used by operating activities	(1,968,057)	(2,529,161)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from merger transaction	—	—
Proceeds from collection of notes receivable	—	—
Purchase of equipment	(21,811)	(303,310)
Net cash provided (used) in investing activities	(21,811)	(303,310)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	1,500,000	—
Net proceeds from disposal of assets	—	3,608
Proceeds from exercise of warrants	250,000	625,000
Purchase of common stock	(625,000)	—
Net cash provided by financing activities	1,125,000	628,608
NET INCREASE (DECREASE) IN CASH	(864,868)	(2,203,863)
CASH - Beginning of period	1,216,495	3,420,358
CASH - End of period	$351,627	$1,216,495
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$349	$1,600

See Notes to Consolidated Financial Statements.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anpath Group, Inc. (hereinafter “the Company”) was incorporated in the State of Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s name was changed to Anpath Group, Inc on January 8, 2007 at a special meeting of the shareholders’ of the Company. The Company’s former name was Telecomm Sales Network, Inc. The Company’s headquarters is located in Mooresville, North Carolina. The Company’s yearend is March 31.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $889 and $914 at March 31, 2008 and 2007, respectively.

Advertising

The Company expenses advertising costs as they are incurred.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2008 and 2007, basic and diluted net loss per share are the same, as for the years ended March 31, 2008 and 2007, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive. As of March 31, 2008 and 2007, the Company had stock equivalents of 9,333,815 and 5,935,615 outstanding.

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

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of March 31, 2008 and 2007.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and 2007.

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

The following table summarizes the Company's fixed assets:

	March 31,
	2008	2007
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Furniture	—	—
Laboratory Equipment	139,138	118,051
Capitalized Software	3,210	3,210
	382,230	382,230
Allowance for Depreciation	(138,712)	(84,170)
Fixed Assets, net	$265,329	$298,060

Depreciation expense for the year ended March 31, 2008 and 2007 was $54,542 and $73,242, respectively.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

Depreciation expense on manufacturing equipment is included as a part of Cost of Sales on the Consolidated Statement of Operations. During the year ended March 31, 2008 and 2007, depreciation expense on manufacturing equipment was $3,618 and $-0-.

During the year ended March 31, 2008, depreciation expense in the amount of $27,742 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

Depreciation expense on other equipment is included as part of Expenses on the Consolidated Statement of Operations. During the year ended March 31, 2008 and 2007, depreciation expense on other equipment was $23,182 and $73,242.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the years ended March 31, 2008 and 2007, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of approximately $2,100,000 to continue operations in the next twelve months.

Impairment of Long Lived Assets

The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment. The Company determined that the Trade Secrets was impaired by $374,000 during the year ended March 31, 2008 and has taken a charge for this amount. As of March 31, 2007 no impairment of this trade secret was deemed necessary.

Inventory

Inventories are stated at the lower of cost or market (first-in, first out basis) and include purchased raw materials, work-in-process and finished goods.

Concentration Risk

Sales to our top ten customers represented approximately 98.45% and 99.98% of our sales for the years ended March 31, 2008 and 2007. During the year ended March 31, 2008 52% of our sales came from the EnviroTru products while 47% came from cleaning wipes. All of our sales in the year ended March 31, 2007 consisted of our cleaning wipes.  For the fiscal years ended March 31, 2008 and 2007, one customer located in the United States accounted for 92.79% and 80.35% of sales of our wipes.

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

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

Recent Accounting Pronouncements

SFAS 159

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

SFAS 160

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

SFAS No. 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

SFAS No 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,  which requires enhanced disclosures about an entity's derivative and hedging activities and improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. . Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

Persuasive evidence of an arrangement is demonstrated via a purchase order from our customers. Delivery occurs when title and all risks of ownership are transferred to the purchaser which generally occurs when the products are shipped to the customer. No right of return exists on sales of product except for defective or damaged products. The sales price to the customer is fixed upon acceptance of purchase order. To assure that collectability is reasonably assured, credit evaluations are performed on all customers.

Research and Development

Research and development costs are charged to expense as incurred.

Stock Based Compensation

The Company measures compensation cost for its stock based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) , "Accounting for Stock-Based Compensation", requires companies to include expenses in net income (loss) and earnings (loss) for each issuance of options and warrants. The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants. The Company recorded compensation expense of $1,695,213 and $533,125 for years ended March 31, 2008 and 2007, respectively.

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. The Company determined that the Trade Secrets was impaired by $374,000 during the year ended March 31, 2008 and has taken a charge for this amount. As of March 31, 2007 no impairment of this trade secret was deemed necessary.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2008 and 2007, the Company’s uninsured cash balances total was $246,142 and $1,112,348, respectively.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

 NOTE 4 - INVENTORIES

Inventories consist of the following:

	March 31,
	2008	2007
Raw material	$36,540	$79,329
Work-in-progress	—	—
Finished goods	12,859	18,750
Inventory, net	$43,399	$98,079

NOTE 5 - INCOME TAXES

At March 31, 2008 and 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $8,695,000 and $7,013,000, respectfully.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007
Net operating loss carryforward:	$25,574,000	$20,626,000
Deferred tax asset	$8,695,000	$7,013,000
Deferred tax asset valuation allowance	(8,695,000)	(7,013,000)
Net deferred tax asset	$—	$—

At March 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $25,574,000 and $20,626,000, respectively, which begin to expire in the year 2014 through 2028. The change in valuation allowance from March 31, 2007 to March 31, 2008 is $1,682,000.

NOTE 6 - RESERVE FOR PRODUCT RETURNS

During the period ending March 31, 2006, the Company in response to communications from the U.S. Environmental Protection Agency decided voluntarily to suspend sales, marketing and distribution of its EcoTru® disinfectant products and has initiated a retrieval program to recover existing stocks of EcoTru® that have been distributed since January 2005 and remain in customer inventories. At March 31, 2008 and March 31, 2007, the Company has accrued $-0- and $26,999, respectively, which is its best estimate of its obligation regarding the EPA action and voluntary recall.  This is presented under the caption “reserve for product returns” in the accompanying balance sheet.

NOTE 7 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable-related party consists of the following:

	March 31,
	2008	2007
7% note due May 8, 2010 payable to ANPG Lending, Inc	$1,500,000	$—
Discount on note payable	(1,250,000)	—
Notes Payable, Net of Discount	$250,000	$—

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

As a condition to obtaining the Financing, the Company entered into a Securities Repurchase Agreement by and between the Company, the LLC and the Singer Children’s Management Trust (the “Trust”) pursuant to which the Company repurchased from the Trust 250,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $2.50 per share for an aggregate purchase price of $625,000.  The Company used $625,000 from the LLC to pay the purchase price for the Securities and used $30,000 to pay the lenders legal expenses of the transaction. Pursuant to the Repurchase Agreement, the Company issued to the LLC three additional Warrants to purchase up to an aggregate of 750,000 shares of our common stock. The Warrants have terms of 5 years and are exercisable at an initial exercise price $0.87 per share, subject to certain anti-dilution adjustments.  The warrants can be exercised using a cashless exercise exchange and will automatically be exercised at the termination of the term if the price of the Company’s common stock on such date is above $0.87 per share, subject to certain adjustments.

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

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used the actual three month T-Bill rate on the advance dates for the risk-free rate; the actual share price on advance dates; expected volatility of 63%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $778,500 and the total value of shares was $721,500.

Following the guidance provided by EITF 00-27 the Company allocated proceeds first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note. The value of warrants in excess of the actual debt advance amounts were expensed as financing fees.

NOTE 8 - COMMITMENT AND CONTINGENCIES

Operating Leases

The Company, which has formal operating leases for all of its office and laboratory space. Rent expense relating to operating space leased was approximately $111,124 and $111,124 for the years ended March 31, 2008 and 2007, respectively.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$29,250	$29,250	—	—	—
Laboratory Lease	3,600	3,600	—	—	—
Total Contractual Cash Obligations	$32,850	$32,850	—	—	—

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At March 31, 2008, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. All of these were fully vested at March 31, 2008.

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

The Company has re-submitted to the EPA in June 2006 its EnviroTru product and has received approval on this product as a limited disinfectant and is continuing the testing and reformulation of the product to determine if it can pass the EPA requirement as a hospital grade disinfectant.

NOTE 9 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of March 31, 2008 and 2007, no preferred stock has been issued by the Company.

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

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

Refinancing

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

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 10 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the two years ended March 31, 2008:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2006	5,251,369	$2.50-5.00	$2.79
Warrants issued	—	—	—
Warrants expired (1)	(237,947)	5.00	5.00
Warrants exercised (2)	(299,889)	2.50-5.00	2.50
Warrants issued and exercisable at: March 31, 2007	4,713,533	$2.50-5.00	$2.89
Warrants issued	4,250,000	0.87-2.70	1.97
Warrants expired	(823,191)	5.00	5.00
Warrants exercised	(200,000)	1.25	1.25
Warrants issued and exercisable at: March 31, 2008	7,940,342	$0.87-5.00	$2.25

(1)

Includes 164,547 warrants that expired during the year and 73,400 warrants used in the net-issue exercise of warrants of 49,899 warrants.

(2)

Includes 250,000 warrants exercised for cash and 44,899 warrants issued in a net-issue exercise of warrants

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2008:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	248,928	0.55	$5.00
$1.25-5.00	3,053,914	1.83	2.28
$2.50	637,500	2.03	2.5
$0.87-2.70	4,000,000	4.46	2.01
	7,940,342	3.13	$2.25

The Company used the Black-Scholes option price calculation to value the warrants issued in the year ending March 31, 2008 and 2007 using the following assumptions: risk-free rate of 4.25-4.50%; volatility of 63%; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

NOTE 11 - EQUITY COMPENSATION PLAN

The Company has two stock option plans: (a) the 2006 Stock Incentive Plan and (b) the 2004 Equity Compensation Plan both which has been approved by the Board of Directors and the shareholders. Aggregate amounts of common stock that may be awarded and purchased under the Plans are 3,700,000 shares of the Company's common stock.

The exercise price for incentive stock options granted under the 2006 and 2004 Plans may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for non-statutory options is determined by the Compensation Committee of our Board of Directors. Incentive stock options granted under the plans have a maximum term of ten years, except for grants to 10% stockholders which are subject to a maximum term of five years. The term of non-statutory stock options is determined by the Compensation Committee of our Board of Directors. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

Under the Plans during the years ended March 31, 2008 and 2007, the Company granted 98,200 and 375,750 stock options to employees and directors. The options were granted with an exercise prices $1.00-2.85 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the year ended March 31, 2008 and 2007 of $86,612 and $495,392. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2008 and 2007 is $455,817 and $533,125 and has been expensed in the years ended March 31, 2008 and 2007, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

The Company also granted stock options to consultants to purchase restricted Rule 144 common stock which is not issued under the Plans. During the year ended March 31, 2008 and 2007, the Company granted -0- and 15,645 options to consultants to purchase common stock with exercise prices of $1.61 to $2.95 per share which was equal to or higher than the market price at the date of the grant. Consulting expenses was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the year ended March 31, 2006 and 2007 in the amounts of $-0- and $17,825, respectively.

As of March 31, 2008 there were 2,174,250 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

The following is a summary of all common stock option activity during the two years ended March 31, 2008:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2006	2,139,082	$2.34
Options granted (1)	439,173	2.37
Options expired	—	—
Options exercised	—	—
Options outstanding at March 31, 2007	2,578,255	2.73
Options granted	98,200	1.75
Options expired	—	—
Options exercised	—	—
Options outstanding at March 31, 2008	2,676,455	$2.75

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2007	1,828,255	$3.00
Options exercisable at March 31, 2008	2,298,955	$2.75

(1)

Includes 375,750 issued to employees, officers and directors; 15,645 issued to a consultant and an increase in options of 47,778 allocated from the 6,400,000 total shares issued in the merger to the former ESI preferred shareholders.

The following represents additional information related to common stock options outstanding and exercisable at March 31, 2008:

Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At March 31, 2008	Weighted Average Exercise Price (Exercisable Shares)
$3.40	957,807	6.59	$3.40	957,807	$3.40
$5.00	72,333	2.64	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	8.21	$2.06	22,365	$2.06
$1.00 - 2.85	1,623,950	5.83	$2.27	1,246,450	$2.28
$1.00 - 5.00	2,676,455	6.04	$2.75	2,298,955	$2.83

Total compensation cost related to non-vested stock options as of March 31, 2008 and 2007 was $409,158 and $747,849, respectively.

Weighted average period of non-vested stock options was 2.75 years as of March 31, 2008.

The Company used the Black-Scholes option price calculation to value the options granted in the year ended March 31, 2008 and 2007 using the following assumptions: risk-free rate of 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

NOTE 12 – RELATED PARTY TRANSACTIONS

On January 26, 2008, the Board of Directors approved a payment to Mastodon Ventures, Inc. for consultation and advice on fund raising efforts in the amount of $70,00. Our CFO is a %5 owner of Mastodon and devotes a portion of his efforts as Mastodon’s CFO.

ANPATH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 13 – SUBSEQUENT EVENT

On June 26, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), dated June 26, 2008 with The OGP Group LLC, a Delaware limited liability company (“OGP”) pursuant to which the Company sold to OGP 113,636 shares (the “Shares”) of restricted common stock of the Company at a price of $0.88 per Share. In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share (the “Warrant”).

As a result of the foregoing transaction, the Company was able to obtain gross proceeds of approximately $100,000 to be used for general working capital purposes.