Form 10-Q
period 2008-06-30
Anpath Group, Inc.
filed 2008-08-13
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: JUNE 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ANPATH GROUP, INC.

 (Exact name of registrant as specified in its charter)

———————

DELAWARE	333-123365	20-1602779
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

116 Morlake Drive, Suite 201 Mooresville, NC 28117

 (Address of Principal Executive Office) (Zip Code)

(704) 658-3350

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2008
Common Stock, $.0001 par value	14,363,525

Transitional Small Business Disclosure Form (Check one):		Yes	X	No

PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

ANPATH GROUP, INC

Consolidated Balance Sheets

	Three Months Ended June 30, 2008	Year Ended March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$67,620	$351,627
Accounts receivable, net	19,684	16,880
Prepaid expenses	29,843	96,061
Inventory	35,885	49,399
TOTAL CURRENT ASSETS	153,032	513,967
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(155,408)	(138,712)
TOTAL FIXED ASSETS	248,633	265,329
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	240,633	244,338
TOTAL OTHER ASSETS	1,266,633	1,270,338
TOTAL ASSETS	$1,668,298	$2,049,634
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$209,649	$145,604
Reserve for product returns	-	-
TOTAL CURRENT LIABILITIES	209,649	145,604

LONG TERM LIABILITIES
Notes payable, net of discount	500,000	250,000
TOTAL LONG TERM LIABILITIES	500,000	250,000

TOTAL LIABILITIES	709,649	395,604

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
14,363,525 and 14,249,889 shares issued and outstanding	1,436	1,425
Additional paid-in capital	27,398,660	27,226,561
Accumulated deficit	(26,441,447)	(25,573,956)
TOTAL STOCKHOLDERS' EQUITY	958,649	1,654,030
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,668,298	$2,049,634

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

Consolidated Statements of Operations

	Three Months Ended
	June 30,
	2008	2007
REVENUES	$18,359	$5,330
COST OF SALES	25,257	4,258
Gross Profit	(6,898)	1,072
EXPENSES
Sales	95,534	64,780
Product development	106,604	127,706
Corporate	497,555	560,047
Finance and administrative	134,364	116,421
Total Expenses	834,057	868,954
LOSS FROM OPERATIONS	(840,955)	(867,882)
OTHER INCOME (EXPENSE)
Interest expense	(26,542)	-
Other income	-	-
Interest income	6	11,236
Impairment of long lived assets	-	-
Total Other Income (Expense)	(26,536)	11,236
LOSS BEFORE TAXES	(867,491)	(856,646)
INCOME TAX EXPENSE	-	(341)
NET LOSS	$(867,491)	$(856,987)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.05)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,250,820	16,010,408

See accompanying codensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

Consolidated Statements of Shareholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2007	16,299,88	$1,630	$23,789,948	$(20,625,655)	$3,165,923
Common stock issued at a price of $1.25 per share in the exercise of warrants	200,000	20	249,980	-	250,000
Common stock issued for services	500,000	50	877,450	-	877,500
Common stock surrendered in Settlement Agreement	(2,500,000)	(250)	250	-	-
Common stock purchased and held in treasury	(250,000)	(25)	(624,975)	-	(625,000)
Stock options granted and warrants issued	-	-	2,001,915	-	2,001,915
Warrants re-priced	-	-	931,993	-	931,993
Net loss for the year ended March 31, 2008	-	-	-	(4,948,301)	(4,948,301)
Balance, March 31, 2008	14,249,889	$1,425	$27,226,561	$(25,573,956)	$1,654,030
Common stock issued at a price of $.88 per share for cash	113,636	11	59,994	-	60,005
Warrants issued for cash	-	-	39,995	-	39,995
Stock options granted and warrants issued	-	-	72,110	-	72,110
Net loss for the three months ended June 30, 2008	-	-	-	(867,491)	(867,491)
Balance, June 30, 2008	14,363,525	$1,436	$27,398,660	$(26,441,447)	$958,649

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

Consolidated Statement of Cash Flows

	Three Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(867,491)	$(856,987)
Depreciation and amortization	16,696	7,914
Stock issued for services	-	650,000
Stock options granted and warrants issued	72,110	45,530
Discount on note payable	250,000	-
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(2,804)	(886)
Decrease (increase) in prepaid expenses	70,881	(413,180)
Decrease (increase) in inventory	13,514	4,249
Decrease (increase) in deposits	3,705	-
Increase (decrease) in accounts payable & accrued expenses	59,382	27,253
Increase (decrease) in product recall reserve	-	(26,999)
Net cash used by operating activities	(384,007)	(535,700)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	100,000	-
Net cash provided by financing activities	100,000	-
NET INCREASE (DECREASE) IN CASH	(284,007)	(535,700)
CASH - Beginning of period	351,627	1,216,495
CASH - End of period	$67,620	$680,795
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$341

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three-month period ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On April 1, 2008, we adopted SFAS 157. We had no assets or liabilities measured at fair value on a recurring basis. Therefore, the initial adoption of SFAS 157 had no impact on our Consolidated Financial Statements. Beginning April 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities.

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

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

The following table summarizes the Company's fixed assets:

	June 30,	March 31,
	2008	2008
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,863	139,138
Capitalized Software	3,210	3,210
	404,042	382,230
Allowance for Depreciation and amortization	(155,408)	(138,712)
Fixed Assets, net	$248,633	$265,329

Depreciation expense for the three months periods ending June 30, 2008 and 2007 was $16,696 and $7,914, respectively.

During the three months ended June 30, 2008, depreciation expense in the amount of $8,522 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the three months ended June 30, 2008 and 2007, and has an accumulated deficit of $26,441,447 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,500,000 to continue operations for the next twelve months.

Impairment of Long Lived Assets

The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets' carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment. The Company determined that the Trade Secrets was impaired by $374,000 in the year ending March 31, 2008 and has taken a charge for this amount.

Concentration Risk

Sales to one customer represented approximately 69.28% and 87.39% of our sales for the three months ended June 30, 2008 and 2007, respectively.

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

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2008	2008
Raw material	$29,365	$36,540
Finished goods	6,520	12,859
Allowance for obsolescence	-	-
Inventory, net	$35,885	$43,399

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $21,640 and $22,404 for the three months ended June 30, 2008 and 2007, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$389,029	$71,400	147,673	156,674	13,282
Total Contractual Cash Obligations	$389,029	$71,400	147,673	156,674	13,282

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At June 30, 2008, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. All of the options were fully vested in January 2008.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of June 30, 2008, no preferred stock has been issued by the Company.

Common Stock

On June 26, 2008, the Company entered into a Securities Purchase Agreement, dated June 26, 2008 with The OGP Group LLC, a Delaware limited liability company (“OGP”) pursuant to which the Company sold to OGP 113,636 shares of restricted common stock of the Company at a price of $0.88 per Share.  In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share.  (See Note 9 Related Party Transactions)

NOTE 6 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the two years ended June 30, 2008:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2007	4,713,533	$2.50-5.00	$1.97
Warrants issued	4,250,000	-	-
Warrants expired	(823,191)	5.00	5.00
Warrants exercised	(200,000)	1.25	1.25
Warrants issued and exercisable at: March 31, 2008	7,940,342	$.87-5.00	$2.25
Warrants issued	113,636	0.88	0.88
Warrants expired	(64,658)	5.00	5.00
Warrants exercised	-	-	-
Warrants issued and exercisable at: June 30, 2008	7,989,320	$0.87-5.00	$2.93

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2008:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	188,184	0.46	$5.00
$1.25-5.00	3,687,500	1.61	2.31
$0.87-2.70	4,113,636	4.23	1.98
	7,989,320	2.93	2.21

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

The Company used the Black-Scholes option price calculation to value the warrants issued in the three months ended June 30, 2008 and the year ending March 31, 2008 using the following assumptions: risk-free rate of 2.00-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

NOTE 7 - EQUITY COMPENSATION PLAN

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

Under the Plans during the three months ended June 30, 2008 and the year ended March 31, 2008, the Company granted -0- and 98,200 stock options to employees and directors. The options were granted with an exercise prices $1.00-2.85 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the three months ended June 30, 2008 and the year ended March 31, 2008 of $-0- and $86,612. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the three months ended June 30, 2008 and 2007 is $72,110 and $45,530 and has been expensed in the three months ended June 30, 2008 and 2007, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of June 30, 2008 there were 2,174,250 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the year ended March 31, 2008 and the three months ended June 30, 2008:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2007	2,578,255	$2.73
Options granted	98,200	1.75
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2008	2,676,455	2.75
Options granted	-	-
Options expired	-	-
Options exercised	-	-
Options outstanding at June 30, 2008	2,676,455	$2.75

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2008	2,298,955	$2.75
Options exercisable at June 30, 2008	2,349,580	$2.82

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

The following represents additional information related to common stock options outstanding and exercisable at June 30, 2008:

Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At June 30, 2008	Weighted Average Exercise Price (Exercisable Shares)
$3.40	957,807	6.34	$3.40	957,807	$3.40
$5.00	72,333	2.39	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	7.96	$2.06	22,365	$2.06
$1.00 - 2.85	1,623,950	5.59	$2.27	1,297,075	$2.28
$1.00 - 5.00	2,676,455	5.79	$2.75	2,349,580	$2.82

Total compensation cost related to non-vested stock options as of June 30, 2008 and March 31, 2008 was $352,413 and $409,158, respectively.

Weighted average period of non-vested stock options was 1.89 years as of June 30, 2008.

The Company used the Black-Scholes option price calculation to value the options granted in the three months ended June 30, 2008 and the year ended March 31, 2008 using the following assumptions: risk-free rate of 2% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of warrants granted.

NOTE 8 – RELATED PARTY TRANSACTIONS

Our CFO is a 5% owner and CFO of Mastodon Ventures, Inc. Mastodon provides office space and incidentals for our CFO at no cost to the Company. On June 26, 2008 Mastodon advanced the Company $35,000 in a short-term advance. On June 30, 2008, the Company returned to Mastodon $35,000 in repayment of the June 26, 2008 advance and on that date had no balances outstanding with Mastodon.  On July 29, 2008, Mastodon advanced the Company an additional $75,000.

On June 26, 2008, The OGP Group LLC, purchased 113,636 shares of restricted common stock of the Company at a price of $0.88 per Share.  In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share.  In a separate agreement between OGP and MV Nanotech Corporation, a subsidiary of Mastodon Ventures, Inc in which our CFO is a 5% owner and CFO, MV Nanotech has agreed to sell to OGP 50,000 shares of our Company common stock that MV Nanotech owns for $100. In addition after September 24, 2008, OGP has the right to present to MV Nanotech up to 113,636 shares of our common stock for purchase at a price of $1.00 per share.

NOTE 9 – SUBSEQUENT EVENT

On July 28, 2008, Board members, Jeffrey Connally and Charles Cottrell resigned from the boards of directors of Anpath Group, Inc. and the Company’s subsidiary EnviroSystems, Inc.  None of the resignations resulted from any disagreement with the Company concerning any matter relating to the Company’s operations, policies or practices.  On July 28, 2008, Paul A. Boyer and David V. Gilroy were appointed to fill the vacancies on the board of directors.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EquineTru® __ A skin and hoof treatment for horses used in the prevention and treatment for skin and hoof conditions caused by microorganisms.

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

Results of Operations

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Revenues.  Our revenues for the three months ended June 30, 2008 and 2007 were $18,359 and $5,330, respectively.  This is an increase of $13,029. This increase is directly attributive to sales of our products SurfaceTru™ , EnviroTru® and EnviroTru 1453® and EquineTru®  which were not available for sale in the three months ended June 30, 2007. Revenues for the three months ended June 30, 2007 were composed entirely of our cleaning and deodorizing wipes. Revenues for the three months ended June 30, 2008 and 2008 were composed of the following:

	Three Months Ended June 30,
Products	2008	2007
SurfaceTru®	3.68%	-
SurfaceTru® Cleaning & Deodorizing Wipes	75.21%	100%
EnviroTru® and EnviroTru 1453®	17.89%	-
EquineTru®	3.22%	-

Cost of Sales. Cost of sales for the three months ended June 30, 2008 and 2007 were $25,257 and $4,258, respectively, an increase of $20,999.  As a percentage of revenues, for the three months ended June 30, 2008 and 2007, cost of sales represented 137% and 80% of revenues, respectively.  Cost of sales for the three months ended June 30, 2008 includes $5,019 for disposal cost of material that scrapped. During the three months ended June 30, 2008, depreciation expense in the amount of $5,822 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

Operating Expenses. Total operating expenses for the three months ended June 30, 2008 and 2007 were $834,057 and $868,954, respectively, a decrease of $34,897 or 4%.

Sales expense for the three months ended June 30, 2008 and 2007 were $95,534 and $64,780, respectively, an increase of $30,754 or 47%.  The increase in cost includes amounts for an additional sales associate in our sales department to help in the promotion of our products. Other increases include amounts spent on advertising and marketing efforts.

Product development expenses for the three months ended June 30, 2008 and 2007 were $106,604 and $127,706, respectively, a decrease of $21,102 or 16%. Decrease in expenses for the three months ended June 30, 2008 compared to 2007 include a decrease in compensation expenses of $5,316 for options issued to employees and a decrease of $19,352 for product development testing.

Corporate expense for the three months ended June 30, 2008 and 2007 were $497,555 and $560,047, respectively, a decrease of $62,492 or 11%.  The decrease in expenses from the prior year includes a decrease in EPA registration fees of $40,442.

Finance and administrative expenses for the three months ended June 30, 2008 and 2007 were $134,364 and $116,421, respectively an increase of $17,943 or 15%.  Expenses that increased from the prior period included fees for professional services of $12,231 and an increase in compensation expenses of $7,698 for options issued to employees.

Liquidity and Capital Resources

For the three months ended June 30, 2008, we used $384,007 in operating activities, compared with $535,700 used in operating activities for the three months ended June 30, 2007, a decrease in expenses used in operating of $151,693.

We had net cash provided by financing activities of $100,000 for the three months ended June 30, 2008 compared with $-0- provided by financing activities for the three months ended June 30, 2007. Cash provided by financing activities for the three months ended June 30, 2008, includes $100,000 from the sale of 113,636 shares of common stock with 113,636 detachable warrants.

At June 30, 2008 and March 31, 2008, we had cash and cash equivalents available in the amounts of $67,620 and $351,627, a decrease of $284,007.

Contractual Obligations

We have entered into a lease agreement for office lease. The office lease requires us to pay $389,029 over a five year period beginning in August 2008. We have an option to extend this lease for an additional five year period. The office is located in Mooresville, NC.

Effective August 1, 2006, EnviroSystems, Inc., our wholly owned subsidiary, which we refer to as ESI, entered into a manufacturing agreement with Minntech Corporation, a Minnesota corporation pursuant to which Minntech has agreed to be the exclusive U.S. manufacturer of EnviroSystems' liquid products.

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to ESI all of ESI's requirements for its products.  Manufacturing of products commenced in September 2007. The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the Product by Minntech to ESI, provides for automatic one year renewals if not terminated by one of the parties. The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$389,029	$71,400	$147,673	$156,674	$13,282
Total Contractual Cash Obligations	$389,029	$71,400	$147,673	$156,674	$13,282

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4T.

CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2008, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the fiscal year ended March 31, 2008.

Item 6. Exhibits

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Anpath Group, Inc.

By:	/s/ J. Lloyd Breedlove
J. Lloyd Breedlove President, Chief Executive Officer (Principal Executive Officer)

Date:  August 13, 2008

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002