Form 10-Q
period 2008-09-30
Anpath Group, Inc.
filed 2008-11-25
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2008
or

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 20, 2008
Common Stock, $.0001 par value	14,363,525

ANPATH GROUP, INC

INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

3

Consolidated Balance Sheets at September 30, 2008 (unaudited) and March 31, 2008 (audited)

3

Consolidated Statements of Operations for the Three Month Periods Ended September 30, 2008
and 2007 and for the Six Months Ended September 30, 2008 and 2007

4

Consolidated Statements of Shareholders' Equity at September 30, 2008 (unaudited) and
March 31, 2008 (audited)

5

Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 2008 and 2007

6

Condensed Notes to the Interim Consolidated Financial Statements

7

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

19

Item 4t.     Controls and Procedures.

19

PART II   OTHER INFORMATION

Item 1A.    Risk Factors

20

Item 6.       Exhibits

21

Signatures

22

PART I. FINANCIAL INFORMATION

 ITEM 1.

FINANCIAL STATEMENTS

ANPATH GROUP, INC

Consolidated Balance Sheets

	Six Months Ended September 30, 2008	Year Ended March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,708	$351,627
Accounts receivable, net	23,260	16,880
Prepaid expenses	24,510	96,061
Inventory	30,687	49,399
TOTAL CURRENT ASSETS	87,165	513,967
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(172,180)	(138,712)
TOTAL FIXED ASSETS	231,861	265,329
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	261,703	244,338
TOTAL OTHER ASSETS	1,287,703	1,270,338
TOTAL ASSETS	$1,606,729	$2,049,634
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,780	$121,727
Accrued interest payable	78,594	23,877
Wages payable	49,502	-
TOTAL CURRENT LIABILITIES	368,876	145,604
LONG TERM LIABILITIES
Notes payable, net of discount	876,742	250,000
TOTAL LONG TERM LIABILITIES	876,742	250,000

TOTAL LIABILITIES	1,245,618	395,604

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,363,525 and 14,249,889 shares issued and outstanding	1,436	1,425
Additional paid-in capital	27,640,040	27,226,561
Accumulated deficit	(27,280,365)	(25,573,956)
TOTAL STOCKHOLDERS' EQUITY	361,111	1,654,030
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,606,729	$2,049,634

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
REVENUES	$27,145	$48,632	$45,504	$53,962
COST OF SALES	20,382	56,119	45,639	60,377
Gross Profit	6,763	(7,487)	(135)	(6,415)
EXPENSES
Sales	92,002	73,679	187,536	138,459
Product development	103,520	141,964	210,124	269,670
Corporate	522,086	435,991	1,019,641	996,038
Finance and administrative	99,898	130,514	234,262	246,935
Total Expenses	817,506	782,148	1,651,563	1,651,102
LOSS FROM OPERATIONS	(810,743)	(789,635)	(1,651,698)	(1,657,517)
OTHER INCOME (EXPENSE)
Interest expense	(28,175)	—	(54,717)	—
Other income	—	—	—	—
Interest income	—	5,166	6	16,402
Impairment of long lived assets	—	(374,000)	—	(374,000)
Total Other Income and Expense	(28,175)	(368,834)	(54,711)	(357,598)
LOSS BEFORE TAXES	(838,918)	(1,158,469)	(1,706,409)	(2,015,115)
INCOME TAX EXPENSE	—	—	—	—
NET LOSS	$(838,918)	$(1,158,469)	$(1,706,409)	$(2,015,456)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.07)	$(0.12)	$(0.13)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,363,525	15,344,971	14,308,880	15,344,971

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

Consolidated Statements of Shareholders' Equity

			Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, March 31, 2007	16,299,88	$1,630	$23,789,948	$(20,625,655)	$3,165,923
Common stock issuedat a price of $1.25 per share in the exercise of warrants	200,000	20	249,980	—	250,000
Common stock issued for services	500,000	50	877,450	—	877,500
Common stock surrendered in Settlement Agreement	(2,500,000)	(250)	250	—	—
Common stock purchased and held in treasury	(250,000)	(25)	(624,975)	—	(625,000)
Stock options granted and warrants issued	—	—	2,001,915	—	2,001,915
Warrants re-priced	—	—	931,993	—	931,993
Net loss for the year ended March 31, 2008	—	—	—	(4,948,301)	(4,948,301)
Balance, March 31, 2008	14,249,889	$1,425	$27,226,561	$(25,573,956)	$1,654,030
Common stock issued at a price of $.88 per share for cash	113,636	11	59,994	—	60,005
Warrants issued for cash	—	—	39,995	—	39,995
Stock options granted and warrants issued	—	—	313,490	—	313,490
Net loss for the six months ended September 30, 2008	—	—	—	(1,706,409)	(1,706,409)
Balance, September 30, 2008	14,363,525	$1,436	$27,640,040	$(27,280,365)	$361,111

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

Consolidated Statement of Cash Flows

	Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,706,409)	$(2,015,456)
Depreciation and amortization	33,468	16,556
Stock issued for services	—	650,000
Stock options granted and warrants issued	313,490	91,060
Discount on note payable	398,742	—
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(6,380)	(21,708)
Decrease (increase) in prepaid expenses	71,551	(200,505)
Decrease (increase) in inventory	18,712	23,201
Decrease in trade secrets	—	(374,000)
Decrease (increase) in deposits	17,365	—
Increase (decrease) in accounts payable & accrued expenses	223,272	77,633
Increase (decrease) in product recall reserve	—	(26,999)
Net cash used by operating activities	(670,919)	(1,032,218)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(21,811)
Net cash provided (used) in investing activities	—	(21,811)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	228,000	—
Proceeds from the sale of common stock and warrants	100,000	—
Net cash provided by financing activities	328,000	—
NET INCREASE (DECREASE) IN CASH	(342,919)	(1,054,029)
CASH - Beginning of period	351,627	1,216,495
CASH - End of period	$8,708	$162,466
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$341

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Operating results for the six month period ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On April 1, 2008, we adopted SFAS 157. We had no assets or liabilities measured at fair value on a recurring basis. Therefore, the initial adoption of SFAS 157 had no impact on our Consolidated Financial Statements. Beginning April 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The following table summarizes the Company's fixed assets:

	September 30, 2008	March 31, 2008
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Show Equipment	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,862	139,138
Capitalized Software	3,210	3,210
	404,041	382,230
Allowance for Depreciation and amortization	(172,180)	(138,712)
Fixed Assets, net	$231,861	$265,329

Depreciation expense for the six months periods ending September 30, 2008 and 2007 was $33,468 and $16,556 respectively.

During the six months ended September 30, 2008, depreciation expense in the amount of $17,044 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the six months ended September 30, 2008 and 2007, and has an accumulated deficit of $27,280,365 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,500,000 to continue operations for the next twelve months.

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

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Concentration Risk

Sales to two customers represented approximately 82.44% of our sales for the six months ended September 30, 2008 and sales to one customer represented approximately 90.43% of our sales for the six months ended September 30, 2007.

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

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 3 - INVENTORIES

Inventories consist of the following:

	September 30, 2008	March 31, 2008
Raw material	$26,402	$6,540
Finished goods	4,285	12,859
Allowance for obsolescence	—	—
Inventory, net	$30,687	$43,399

NOTE 4 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	March 31,
	2008	2007
7% note due May 8, 2010 payable to ANPG Lending, Inc	$1,500,000	$—
6% notes due October 27, 2008 payable to Mastodon Ventures, Inc	75,000	—
6% notes due November 10, 2008 payable to Mastodon Ventures, Inc	60,000	—
6% notes due November 25, 2008 payable to our CEO	25,000	—
6% notes due November 26, 2008 payable to Arthur Douglas & Associates	25,000	—
6% notes due December 11, 2008 payable to our CEO	25,000	—
6% notes due December 28, 2008 payable to our CEO	12,000	—
6% notes due December 29, 2008 payable to our CFO	6,000	—
Discount on note payable	(851,258)	—
	$876,742	$—

In the six months ended September 30, 2008, the Company borrowed from various parties the aggregate amount of $228,000. These loans are due on demand after 90 days and bear interest of 6% payable at maturity. Each note is convertible into common stock of the Company at a conversion rate of $.88 per share. The loans are initially convertible into 259,091 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 259,901 shares of the Company’s common stock at an exercise rice of $.88 per share. The 6% notes are due within 5 days of demand, but not prior to the stated due date.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used the actual three month T-Bill rate on the advance dates for the risk-free rate. The actual share price on advance dates; expected volatility of 67.36%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $98,427 and the total value of shares was $98,427.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $42,393 and $44,786 for the six months ended September 30, 2008 and 2007, respectively.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$370,729	$71,154	$148,772	$150,803	$—
Total Contractual Cash	$370,729	$71,154	$148,772	$150,803	$—

Executive Employment Contracts

The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At September 30, 2008, the future employment contract commitment for such key executive based on this termination clause was approximately $18,750 per month through January 9, 2009. The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. All of the options were fully vested in January 2008.

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of September 30, 2008, no preferred stock has been issued by the Company.

Common Stock

On June 26, 2008, the Company entered into a Securities Purchase Agreement with The OGP Group LLC, a Delaware limited liability company (“OGP”) pursuant to which the Company sold to OGP 113,636 shares of restricted common stock of the Company at a price of $0.88 per Share. In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share. (See Note 10 Related Party Transactions)

NOTE 7 – INCOME TAXES

At September 30, 2008 and March 31, 2008, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $9,275,000 and $8,695,000, respectfully.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

The significant components of the deferred tax assets at September 30, 2008 and March 31, 2008 were as follows:

	March 31,
	2008	2007
Net operating loss carryforward:	$27,280,000	$25,574,000
Deferred tax asset	$9,275,000	$8,695,000
Deferred tax asset valuation allowance	(9,275,000)	(8,695,000)
Net deferred tax asset	$––	$––

At September 30, 2008 and March 31, 2008, the Company has net operating loss carryforwards of approximately $27,280,000 and $25,574,000, respectively, which begin to expire in the year 2014 through 2028. The change in valuation allowance from March 31, 2008 to September 30, 2008 is $580,000.

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 8 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the two years ended September 30, 2008:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2007	4,713,533	$2.50-5.00	$1.97
Warrants issued	4,250,000	—	—
Warrants expired	(823,191)	5.00	5.00
Warrants exercised	(200,000)	1.25	1.25
Warrants issued and exercisable at: March 31, 2008	7,940,342	$.87-5.00	$2.25
Warrants issued	372,726	0.88	0.88
Warrants expired	(96,439)	5.00	5.00
Warrants exercised	—	—	—
Warrants issued and exercisable at: September 30, 2008	8,216,629	$0.87-5.00	$2.76

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2008:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	156,403	0.27	$5.00
$1.25 - 2.50	3,687,500	1.36	2.21
$2.70	2,500,000	3.77	2.70
$0.87 - .88	1,872,726	4.39	.87
Total	8,216,629	2.76	2.11

The Company used the Black-Scholes option price calculation to value the warrants issued in the six months ended September 30, 2008 and the year ending March 31, 2008 using the following assumptions: risk-free rate of 2.00-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

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

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Under the Plans during the six months ended September 30, 2008 and the year ended March 31, 2008, the Company granted -0- and 98,200 stock options to employees and directors. The options were granted with an exercise prices $1.00-2.85 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the six months ended September 30, 2008 and the year ended March 31, 2008 of $-0- and $86,612. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the six months ended September 30, 2008 and 2007 is $116,636 and $91,060 and has been expensed in the six months ended September 30, 2008 and 2007, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of September 30, 2008 there were 2,174,250 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the year ended March 31, 2008 and the six months ended September 30, 2008:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2007	2,578,255	$2.73
Options granted	98,200	1.75
Options expired	—	—
Options exercised	—	—
Options outstanding at March 31, 2008	2,676,455	2.75
Options granted	—	—
Options expired	(255,405)	3.40
Options exercised	—	—
Options outstanding at September 30, 2008	2,421,040	$2.27

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2008	2,298,955	$2.75
Options exercisable at September 30, 2008	2,159,790	$2.74

The following represents additional information related to common stock options outstanding and exercisable at September 30, 2008:

Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At September 30, 2008	Weighted Average Exercise Price (Exercisable Shares)
$3.40	702,392	6.09	$3.40	702,392	$3.40
$5.00	72,333	2.13	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	7.71	$2.06	22,365	$2.06
$1.00 - 2.85	1,623,950	4.92	$2.27	1,362,700	$2.29
$1.00 - 5.00	2,421,040	5.20	$2.68	2,159,790	$2.74

ANPATH GROUP, INC

CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Total compensation cost related to non-vested stock options as of September 30, 2008 and March 31, 2008 was $307,888 and $409,158, respectively.

Weighted average period of non-vested stock options was 1.75 years as of September 30, 2008.

The Company used the Black-Scholes option price calculation to value the options granted in the six months ended September 30, 2008 and the year ended March 31, 2008 using the following assumptions: risk-free rate of 2% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of warrants granted.

NOTE 10 – RELATED PARTY TRANSACTIONS

Our CFO is a 5% owner and CFO of Mastodon Ventures, Inc. Mastodon provides office space and incidentals for our CFO at no cost to the Company. On June 26, 2008 Mastodon advanced the Company $35,000 in a short-term advance. On June 30, 2008, the Company returned to Mastodon $35,000 in repayment of the June 26, 2008 advance and on that date had no balances outstanding with Mastodon.

On July 29, and August 12, 2008, Mastodon made loans to the Company in the amounts of $75,000 and $60,000, respectively. The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to Mastodon five year warrants to purchase up to an aggregate of 153,409 shares of the Company’s common stock at an exercise price of $0.88 per share. At September 30, 2008 the balance owed Mastodon was $135,000 plus accrued interest of $1,278.

On August 28, September 12, and September 30, 2008, our CEO, made loans to the Company in the amounts of $25,000, $25,000 and $12,000, respectively. The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 70,454 shares of the Company’s common stock at an exercise price of $0.88 per share. At September 30, 2008 the balance owed to the CEO on these loans was $62,000 plus accrued interest of $219.

On September 30, 2008, our CFO, made a loan to the Company in the amounts of $6,000. The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share. At September 30, 2008 the balance owed to the CFO on this loan was $6,000 plus accrued interest of $-0-.

At September 30, 2008 the CEO and CFO have deferred their salaries in the amount $32,000 and $17,502, respectively.

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

NOTE 11 – SUBSEQUENT EVENT

On October 15, 2008, our CEO, made an additional loan to the Company in the amount of $9,000. The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 10,227 shares of the Company’s common stock at an exercise price of $0.88 per share.

On November 20, 2008, the Board of Directors approved the re-pricing of 1,613,344 warrants to $0.20 per warrant.

On October 30, 2008 and November 14, 2008 our investor relations firm Arthur Douglass and Associates, advanced the Company an aggregate $50,000.

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

In addition to the foregoing, we are also marketing an electrostatic sprayer device which is used to apply our liquid product to surfaces. We plan to develop and introduce a portfolio of products in three product groups: (1) surface disinfectants and cleaners, (2) animal care, and (3) personal care. This product portfolio will employ a proprietary and we believe unique, emulsion biocide technology. We are also developing products based on other proprietary formulations and technology platforms. In each case these products are expected to occupy a unique position in the market place in that they will combine efficacy with a favorable profile for health and environmental effects.

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

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenues. Our revenues for the three months ended September 30, 2008 and 2007 were $27,145 and $48,632, respectively. This is a decrease of $21,487. This decrease is directly attributive to initial sales of our products EnviroTru® and EnviroTru 1453® which initially became available for sale in the quarter ended September 30, 2007. Revenues for the three months ended September 30, 2008 and 2007 were composed of the following:

	Three Months Ended September 30,
	2008	2007
Products
Electro-Static Sprayer	17.68%	—
SurfaceTru® Cleaning & Deodorizing Wipes	21.01%	36.57%
EnviroTru® and EnviroTru 1453®	57.55%	63.43%
EquineTru®	3.76%	—

Cost of Sales. Cost of sales for the three months ended September 30, 2008 and 2007 were $20,382 and $56,119, respectively, a decrease of $35,737. As a percentage of revenues, for the three months ended September 30, 2008 and 2007, cost of sales represented 75% and 115% of revenues, respectively. During the three months ended September 30, 2008, depreciation expense in the amount of $8,522 was recorded for manufacturing equipment that sat idle and is included as part of Operating Expenses on the Consolidated Statement of Operations.

Operating Expenses. Total operating expenses for the three months ended September 30, 2008 and 2007 were $817,506 and $782,148, respectively, an increase of $35,358 or 5%.

Sales expense for the three months ended September 30, 2008 and 2007 were $92,002 and $73,679, respectively, an increase of $18,323 or 25%. The increase in cost includes amounts for an additional sales associate in our sales department to help in the promotion of our products. Other increases include amounts spent on advertising and marketing efforts.

Product development expenses for the three months ended September 30, 2008 and 2007 were $103,520 and $141,964, respectively, a decrease of $38,444 or 27%. Decrease in expenses for the three months ended September 30, 2008 compared to 2007 includes a decrease of $42,203 for product development testing.

Corporate expense for the three months ended September 30, 2008 and 2007 were $522,086 and $435,991, respectively, an increase of $86,095 or 20%. The increase in expenses from the prior year includes an increase in interest expense and financing cost of $373,771 and a decrease in consulting expense of $213,600. Other decreases include a decrease in legal professional fees of approximately $51,000.

Finance and administrative expenses for the three months ended September 30, 2008 and 2007 were $99,898 and $130,514, respectively a decrease of $30,656 or 24%. Expenses that decreased from the prior period included fees for professional services of $28,254.

Six Months Ended September 30, 2008 compared to Six Months Ended September 30, 2007

Revenues. Our revenues for the six months ended September 30, 2008 and 2007 were $45,504 and $53,962, respectively. This is a decrease of $8,458. This decrease is directly attributive to initial sales of our products EnviroTru® and EnviroTru 1453® which initially became available for sale in the quarter ended September 30, 2007. Revenues for the six months ended September 30, 2008 and 2007 were composed of the following:

	Six Months Ended September 30,
	2008	2007
Products
SurfaceTru®	1.49%	—
SurfaceTru® Cleaning & Deodorizing Wipes	42.88%	42.84%
EnviroTru® and EnviroTru 1453®	41.55%	57.16%
EquineTru®	3.54%	—
Electro-Satic Sprayer	10.55%	—

Cost of Sales. Cost of sales for the six months ended September 30, 2008 and 2007 were $45,639 and $60,377, respectively, a decrease of $14,738. As a percentage of revenues, for the six months ended September 30, 2008 and 2007, cost of sales represented 101% and 112% of revenues, respectively. Cost of sales for the six months ended September 30, 2008 includes $5,019 for disposal cost of material that scrapped. During the three months ended September 30, 2008, depreciation expense in the amount of $17,044 was recorded for manufacturing equipment that sat idle and is included as part of Operating Expenses on the Consolidated Statement of Operations.

Operating Expenses. Total operating expenses for the three months ended September 30, 2008 and 2007 were $1,651,563 and $1,651,102, respectively, an increase of $461.

Sales expense for the six months ended September 30, 2008 and 2007 were $187,536 and $138,459, respectively, an increase of $49,077 or 35%. The increase in cost includes amounts for an additional sales associate in our sales department to help in the promotion of our products. Other increases include amounts spent on advertising and marketing efforts.

Product development expenses for the six months ended September 30, 2008 and 2007 were $210,124 and $269,670, respectively, a decrease of $59,546 or 22%. Decrease in expenses for the six months ended September 30, 2008 compared to 2007 includes a decrease of $61,555 for product development testing.

Corporate expense for the six months ended September 30, 2008 and 2007 were $1,019,641 and $966,038, respectively, an increase of $53,603 or 6%. The increase in expenses from the prior year includes an increase in interest expense and financing cost of $650,313 and a decrease in consulting expense of $502,325. Other decreases include a decrease in legal professional fees of approximately $91,926.

Finance and administrative expenses for the six months ended September 30, 2008 and 2007 were $234,262 and $246,935, respectively a decrease of $12,673 or 5%. Expenses that decreased from the prior period included fees for professional services of $25,349 and an increase in compensation expenses of $9,285 for options issued to employees.

Liquidity and Capital Resources

For the six months ended September 30, 2008, we used net cash of $670,919 in operating activities, compared with $1,032,218 of net cash used in operating activities for the six months ended September 30, 2007, in comparison to the same period in the prior year, this is a decrease in net cash used in operating activities of $361,299 from the prior.

Cash used in investing activities included $-0- and $21,811 for the six months ended September 30, 2008 and 2007, respectively. In the six months ended September 30, 2007 we used $21,811 in the purchase of additional testing equipment for our product research and development activities.

We had net cash provided by financing activities of $328,000 for the six months ended September 30, 2008 compared with $-0- provided by financing activities for the six months ended September 30, 2007. Cash provided by financing activities for the six months ended September 30, 2008, includes $100,000 from the sale of 113,636 shares of common stock with 113,636 detachable warrants and $228,000 from the issuance of short term notes payable.

At September 30, 2008 and March 31, 2008, we had cash and cash equivalents available in the amounts of $8,708 and $351,627, a decrease of $342,919.

Subsequently to September 30, 2008, we have raised an additional $308,000 in short term loans and are actively seeking to raise between $2,000,000 to 4,000,000 in a private placement of our common stock.

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

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$370,729	$71,154	$148,772	$150,803	$—
Total Contractual Cash Obligations	$370,729	$71,154	$148,772	$150,803	$—

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

ITEM 4T.

CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2008, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.

Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008. The risks identified in our Annual Report on Form 10-K four our fiscal year ended March 31, 2008 have not changed in any material respect, except as supplemented below.

We reported a material weakness in our internal control over financial reporting and a lack of effective disclosure controls and procedures in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008. If we fail to maintain an effective system of disclosure controls and procedures and internal controls, including internal controls over financial reporting, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may result in a decrease the trading price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we are required to furnish a report by management on our internal controls over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, resulted in a determination that we had a material weakness in our internal controls as we had not established with appropriate rigor accounting policies or procedures for evaluating complex financial transactions such as convertible debt. Management considered this material weakness to be an integral component of our disclosure controls and procedures, and as a result, concluded that our disclosure controls and procedures, as of March 31, 2008, were not effective.

We must maintain effective disclosure controls and procedures and internal control over financial reporting to provide reliable financial reports on a timely basis and detect fraud. We continue to assess our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act.

In addition to the report by management on our internal control over financial reporting described above, for our fiscal year ending March 31, 2010, and thereafter, our annual reports must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal control. If our auditors are unable to attest that our management’s report is fairly stated (or they are unable to express an opinion on the effectiveness of our internal control when such attestation is required), we could lose investor confidence in the accuracy and completeness of our financial reports which could have a material adverse effect on our stock price.

While we intend to expend resources to prepare the documentation required by Section 404 of the Sarbanes-Oxley Act (Section 404), and to perform the required testing procedures, there is a risk that we will not comply with all of the requirements imposed by Section 404. Accordingly, there can be no assurance that our independent registered public accounting firm will be able to issue the attestation required by Section 404. In the event we identify significant deficiencies or additional material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

If we fail to remain current in our reporting requirements, our common stock could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their common stock in the secondary market.

In order for an issuer to have its securities quoted on the OTC Bulletin Board, it must be required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Thereafter, in order to maintain price quotation privileges on the OTC Bulletin Board, issuers are required to file complete annual and quarterly reports in a timely fashion. An issuer whose securities are quoted on the OTC Bulletin Board that fails to file a complete annual or quarterly by the applicable due date for such report three times within a two year period, will have its securities removed from the OTC Bulletin Board and will be ineligible to have their securities quoted on the OTC Bulletin Board for a one year period. If we fail to remain current on our reporting requirements for the next two years, we will be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

November 25, 2008

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