Form 10-Q
period 2008-12-31
Anpath Group, Inc.
filed 2009-02-23
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2008

or

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ANPATH GROUP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	333-123365	20-1602779
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

116 Morlake Drive, Suite 201 Mooresville, NC 28117
 (Address of Principal Executive Office) (Zip Code)

(704) 658-3350
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ❒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ❒ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2009
Common Stock, $.0001 par value	15,338,525

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ANPATH GROUP, INC
Consolidated Balance Sheets
	Nine Months Ended	Year Ended
	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,656	$351,627
Accounts receivable, net	21,513	16,880
Prepaid expenses	16,295	96,061
Inventory	26,402	49,399
TOTAL CURRENT ASSETS	67,866	513,967
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(188,953)	(138,712)
TOTAL FIXED ASSETS	215,088	265,329
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	261,703	244,338
TOTAL OTHER ASSETS	1,287,703	1,270,338
TOTAL ASSETS	$1,570,657	$2,049,634
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$378,228	$121,727
Accrued interest payable	106,017	23,877
Wages payable	122,588	-
TOTAL CURRENT LIABILITIES	606,833	145,604
LONG TERM LIABILITIES
Notes payable, net of discount	1,071,202	250,000
Notes payable - related parties, net of discount	92,950	-
TOTAL LONG TERM LIABILITIES	1,164,152	250,000

TOTAL LIABILITIES	1,770,985	395,604

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
15,338,525 and 14,249,889 shares issued and outstanding	1,534	1,425
Additional paid-in capital	28,724,772	27,226,561
Accumulated deficit	(28,926,634)	(25,573,956)
TOTAL STOCKHOLDERS' EQUITY	(200,328)	1,654,030
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,570,657	$2,049,634

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES	$28,176	$48,120	$73,680	$102,082
COST OF SALES	22,534	51,072	68,173	111,449
Gross Profit	5,642	(2,952)	5,507	(9,367)
EXPENSES
Sales	78,889	87,311	266,425	225,770
Product development	91,858	89,005	301,982	358,675
Corporate	1,370,854	1,044,391	2,390,495	2,040,429
Finance and administrative	82,886	98,246	317,148	345,181
Total Expenses	1,624,487	1,318,953	3,276,050	2,970,055
LOSS FROM OPERATIONS	(1,618,845)	(1,321,905)	(3,270,543)	(2,979,422)
OTHER INCOME (EXPENSE)
Interest expense	(27,423)	-	(82,141)	-
Other income	-	-	-	-
Interest income	-	1,329	6	17,731
Impairment of long lived assets	-	-	-	(374,000)
Total Other Income and Expense	(27,423)	1,329	(82,135)	(356,269)
LOSS BEFORE TAXES	(1,646,268)	(1,320,576)	(3,352,678)	(3,335,691)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,646,268)	$(1,320,576)	$(3,352,678)	$(3,335,691)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.09)	$(0.23)	$(0.22)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,558,905	14,210,759	14,392,525	14,965,525

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,352,678)	$(3,336,032)
Depreciation and amortization	50,241	37,343
Stock issued for services	143,000	650,000
Stock options granted and warrants issued	408,211	136,590
Stock options re-priced for services	623,549	701,192
Discount on note payable	729,452	-
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(4,633)	(21,063)
Decrease (increase) in prepaid expenses	79,766	10,047
Decrease (increase) in inventory	22,997	46,954
Decrease in trade secrets	-	374,000
Decrease (increase) in deposits	(17,365)	(36,949)
Increase (decrease) in accounts payable & accrued expenses	461,229	28,244
Increase (decrease) in product recall reserve	-	(26,999)
Net cash used by operating activities	(856,231)	(1,436,673)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(21,812)
Net cash provided (used) in investing activities	-	(21,812)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	319,700	-
Payment of notes payable	(135,000)	-
Proceeds from the sale of common stock and warrants	235,000	250,000
Proceeds from the re-pricing of warrants	88,560	-
Net cash provided by financing activities	508,260	250,000
NET INCREASE (DECREASE) IN CASH	(347,971)	(1,208,485)
CASH - Beginning of period	351,627	1,216,495
CASH - End of period	$3,656	$8,010
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$341

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Annual Report on Form 10-K which was filed with the SEC on July 9, 2008. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.

Operating results for the nine month period ending December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

The following are summarized accounting policies considered to be significant by the Company's management:

Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $1,698 and $889 at December 31, 2008 and March 31, 2008, respectively.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2008 and March 31, 2008, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 to allow recognition of such an asset.

At December 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $13,235,000 (March 31, 2008 - $8,695,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2008.

The significant components of the deferred tax asset at December 31, 2008 and March 31, 2008 were as follows:

	December 31,	March 31,
	2008	2008
Estimated net operating loss carry forward	$28,927,000	$25,574,000

Deferred tax asset	$13,235,000	$8,695,000
Deferred tax asset valuation allowance	(13,235,000)	(8,695,000)
Net deferred tax asset	$-	$-

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

At December 31, 2008, the Company has net operating loss carry forwards of approximately $28,927,000 ($25,574,000 in March 31, 2008), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2008 to December 31, 2008 was $4,540,000.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

Fair Value Measurements

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  On April 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company's needs.

On April 1, 2008, we adopted SFAS 157. We had no assets or liabilities measured at fair value on a recurring basis. Therefore, the initial adoption of SFAS 157 had no impact on our Consolidated Financial Statements. On December 14, 2007 the FASB issued a proposed FASB staff position ("FSP") that would amend SFAS 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. For items within the scope of the proposed FSP the effective date of SFAS 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) and interim periods within those fiscal years. During February 2008, the FASB confirmed and made effective the FSP. The Company has chosen not to implement SFAS 157 for non-financial assets and non-financial liabilities at this time.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Recent Accounting Pronouncements

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No.14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

During May 2008, the FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles No. 162 ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect the adoption of any standards to have a direct material impact on its financial position or results of operations.

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

The following table summarizes the Company's fixed assets:

	December 31,	March 31,
	2008	2008
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Show Equipment	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,862	139,138
Capitalized Software	3,210	3,210
	404,041	382,230
Allowance for Depreciation and amortization	(188,953)	(138,712)
Fixed Assets, net	$215,088	$265,329

Depreciation expense for the Nine Months periods ending December 31, 2008 and 2007 was $50,241 and $37,343 respectively.

During the Nine Months ended December 31, 2008, depreciation expense in the amount of $25,566 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the Nine Months ended December 31, 2008 and 2007, and has an accumulated deficit of $28,926,634 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $2,000,000 to continue operations for the next twelve months.

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

Concentration Risk

Sales to two customers represented approximately 72.4% of our sales for the Nine Months ended December 31, 2008 and sales to four customers represented approximately 93.4% of our sales for the Nine Months ended December 31, 2007.

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
December 31, 2008

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2008	2008
Raw material	$26,402	$36,540
Finished goods	-	12,859
Allowance for obsolescence	-	-
Inventory, net	$26,402	$43,399

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	December 31,	March 31,
	2008	2008
7% note due May 8, 2009 payable to ANPG Lending, Inc	$1,500,000	$1,500,000
6% notes due November 26, 2008 payable to Arthur Douglas & Associates	25,000	-
6% notes due January 30, 2009 payable to Arthur Douglas & Associates	25,000	-
6% notes due February 14, 2009 payable to Arthur Douglas & Associates	25,000	-
6% notes due February 24, 2009 payable to Arthur Douglas & Associates	10,000	-
Discount on notes payable	(513,798)	(1,250,000)
	$1,071,202	$250,000

Notes payable-related parties consist of the following:

	December 31,	March 31,
	2008	2008
6% notes due November 25, 2008 payable to our CEO	25,000	-
6% notes due December 11, 2008 payable to our CEO	25,000	-
6% notes due December 28, 2008 payable to our CEO	12,000	-
6% notes due December 29, 2008 payable to our CFO	6,000	-
6% notes due January 15, 2009 payable to our CEO	9,000	-
6% notes due February 4, 2009 payable to our CEO	6,000	-
6% notes due March 15, 2009 payable to our CEO	16,700	-
Discount on notes payable	(6,750)	-
	$92,950	$-

In the Nine Months ended December 31, 2008, the Company borrowed from various parties the aggregate amount of $319,700. These loans are due on demand after 90 days and bear interest of 6% payable at maturity. Each note is convertible into common stock of the Company at a conversion rate of $.88 per share. The loans are initially convertible into 363,294 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 363,294 shares of the Company’s common stock at an exercise rice of $.88 per share.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used: The actual three month T-Bill rate on the advance dates for the risk-free rate; The actual share price on advance dates; expected volatility of 67.36%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $122,375 and the total value of shares was $122,375.

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

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating spaces leased was approximately $64,328 and $64,286 for the Nine Months ended December 31, 2008 and 2007, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$353,029	$71,685	$149,882	$131,462	$-
Total Contractual Cash Obligations	$353,029	$71,685	$149,882	$131,462	$-

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of December 31, 2008, no preferred stock has been issued by the Company.

Common Stock

On June 26, 2008, the Company entered into a Securities Purchase Agreement with The OGP Group LLC, a Delaware limited liability company (“OGP”) pursuant to which the Company sold to OGP 113,636 shares of restricted common stock of the Company at a price of $0.88 per Share.  In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share. The warrants were valued using the Black-Scholes option price calculation and the company recorded $39,995 in expense in the issuance of the warrants. (See Note 9 Related Party Transactions)

On October 1, 2008, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 100,000 shares of restricted common stock per month for a period of 12 months. During the quarter ended December 31, 2008, the Company issued 300,000 shares of restricted common stock valued at $143,000 to Arthur Douglas and Associates.

On December 17, 2008, MV Nanotech Corporation converted its notes payable in the amount of $135,000 through the exercise of warrants. The Company issued 675,000 shares of restricted common stock in this transaction. (See Note 9 Related Party Transaction)

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 7 - STOCK PURCHASE WARRANTS

On November 20, 2008, the Board of Directors approved the re-pricing of outstanding stock purchase warrants held by MV Nanotech Corporation and Arthur Douglas and Associates in connection with their assistance in raising capital funds for the Company.  A total of 2,147,655 stock purchase warrants originally priced from $2.50 to $1.25 were re-priced to $.20 per stock purchase warrant. The Company valued the re-priced stock purchase warrants using the Black-Scholes option price calculation method. The Company recorded a charge of $623,548 for re-pricing these stock purchase warrants.

On November 26, 2008, the Board of Directors authorized the re-pricing of all outstanding stock purchase warrants as a means for raising additional capital. During December 2008, the Company received proceeds of $88,560 to re-price 442,801 stock purchase warrants to a new price of $.20 per stock purchase warrant. The original price of these stock purchase warrants ranged from $1.25 to $2.50 per stock purchase warrant.

The following is a summary of all common stock warrant activity during the period from March 31, 2007 through December 31, 2008:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2007	4,713,533	$2.50-5.00	$1.97
Warrants issued	4,250,000	-	-
Warrants expired	(823,191)	5.00	5.00
Warrants exercised	(200,000)	1.25	1.25
Warrants issued and exercisable at: March 31, 2008	7,940,342	$.87-5.00	$2.25
Warrants issued	476,930	0.20-0.88	0.88
Warrants expired	(178,007)	5.00	5.00
Warrants exercised	(675,000)	0.20	0.20
Warrants issued and exercisable at: December 31, 2008	7,564,265	$0.20-5.00	$2.76

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2008:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$5.00	324,835	0.81	$2.39
$0.20 - 2.50	2,762,500	1.22	1.40
$2.70	2,500,000	3.52	2.70
$0.20 - .88	1,976,930	4.17	.87
Total	7,564,265	2.73	1.72

The Company used the Black-Scholes option price calculation to value the warrants issued during  the nine months ended December 31, 2008 and the year ending March 31, 2008 using the following assumptions: risk-free rate of 0.25-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 8 - EQUITY COMPENSATION PLAN

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

Under the Plans during the Nine Months ended December 31, 2008 and the year ended March 31, 2008, the Company granted 42,000 and 98,200 stock options to employees and directors. The options were granted with an exercise prices $0.63-2.85 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the Nine Months ended December 31, 2008 and the year ended March 31, 2008 of $15,000 and $86,612. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the Nine Months ended December 31, 2008 and 2007 is $148,095 and $136,590 and has been expensed in the Nine Months ended December 31, 2008 and 2007, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of December 31, 2008 there were 2,151,900 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the year ended March 31, 2008 and the Nine Months ended December 31, 2008:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2007	2,578,255	$2.73
Options granted	98,200	1.75
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2008	2,676,455	2.75
Options granted	42,000	0.63
Options expired	(373,265)	2.88
Options exercised	-	-
Options outstanding at December 31, 2008	2,345,190	$2.69

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2008	2,298,955	$2.75
Options exercisable at December 31, 2008	2,068,965	$2.78

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2008:

Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At December 31, 2008	Weighted Average Exercise Price (Exercisable Shares)
$3.40	702,392	5.84	$3.40	702,392	$3.40
$5.00	72,333	2.13	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	7.71	$2.06	22,365	$2.06
$1.00 - 2.85	1,506,100	4.83	$2.31	1,265,475	$2.33
$0.63	42,000	9.83	$0.63	6,400	$0.63
$0.63 - 5.00	2,345,190	5.15	$2.69	2,068,965	$2.78

Total compensation cost related to non-vested stock options as of December 31, 2008 and March 31, 2008 was $263,362 and $409,158, respectively.

Weighted average period of non-vested stock options was 7.89 years as of December 31, 2008.

The Company used the Black-Scholes option price calculation to value the options granted in the Nine Months ended December 31, 2008 and the year ended March 31, 2008 using the following assumptions: risk-free rate of 1% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of options granted.

NOTE 9 – RELATED PARTY TRANSACTIONS

Our CFO, and a member of our Board of Directors, is a 5% owner and CFO of Mastodon Ventures, Inc. Mastodon provides office space and incidentals for our CFO at no cost to the Company. On June 26, 2008 Mastodon advanced the Company $35,000 in a short-term advance. On June 30, 2008, the Company returned to Mastodon $35,000 in repayment of the June 26, 2008 advance and on that date had no balances outstanding with Mastodon.

On July 29, and August 12, 2008, MV Nanotech Corporation, a subsidiary of Mastodon made loans to the Company in the amounts of $75,000 and $60,000, respectively.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to Mastodon five year warrants to purchase up to an aggregate of 153,409 shares of the Company’s common stock at an exercise price of $0.88 per share. MV Nanotech transferred 100,000 of these warrants to an non-affiliated individual. On November 20, 2008, the Board of Directors re-priced all outstanding warrants held by MV Nanotech to $.20 per warrant. On December 17, 2008, MV Nanotech Corporation converted its notes payable in the amount of $135,000 through the exercise of warrants. The Company issued 675,000 shares of restricted common stock in this transaction. At December 31, 2008, the Company does not owe MV Nanotech Corporation any amounts.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

During the nine months ended December 31, 2008, our CEO, made loans to the Company in the amount of $93,700.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 106,477 shares of the Company’s common stock at an exercise price of $0.88 per share. The warrants were valued using the Black-Scholes option price calculation and the company recorded $63,386 in expense in the issuance of the warrants. At December 31, 2008 the balance owed to the CEO on these loans was $93,700 plus accrued interest of $1,386.

On September 30, 2008, our CFO, made a loan to the Company in the amounts of $6,000.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share. The warrants were valued using the Black-Scholes option price calculation and the company recorded $3,958 in expense in the issuance of the warrants. At December 31, 2008 the balance owed to the CFO on this loan was $6,000 plus accrued interest of $92.

At December 31, 2008 the CEO and CFO have deferred their salaries in the amount $80,165 and $46,672, respectively.

On June 26, 2008, The OGP Group LLC, purchased 113,636 shares of restricted common stock of the Company at a price of $0.88 per Share.  In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share. The warrants were valued using the Black-Scholes option price calculation and the company recorded $39,995 in expense in the issuance of the warrants.  In a separate agreement between OGP and MV Nanotech Corporation, a subsidiary of Mastodon Ventures, Inc in which our CFO is a 5% owner and CFO, MV Nanotech has agreed to sell to OGP 50,000 shares of our Company common stock that MV Nanotech owns for $100. In addition after September 24, 2008, OGP has the right to present to MV Nanotech up to 113,636 shares of our common stock for purchase at a price of $1.00 per share.

NOTE 10 – SUBSEQUENT EVENT

On February 9, 2009, our CEO made an additional loan to the Company in the amount of $8,510.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 19,341 shares of the Company’s common stock.

Our CEO, CFO, Chief Science Officer and Vice President of Sales and Marketing have agreed to receive common stock for their compensation due for the month of February 2009. The Company will issue 282,565 shares of common stock valued at $.215 per share.

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

Products. Our infection prevention products will target a United States market for infection prevention products and services estimated at $11.8 billion in 2009. It is further estimated that consumables/disposables constitute 91% of this market. The total global demand is believed to be approximately 3-3.5 times that of the U.S. The demand for disinfectants in the U.S. is estimated to be $2.2 billion to $2.5 billion in the same period.

Primary Technology Platform

We have developed and have trade secret rights to what we believe to be a unique and proprietary Parachlorometaxylenol (more commonly known as PCMX) based chemical emulsion biocide technology platform.  PCMX has been widely used as an antimicrobial in surgical hand and skin scrubs.  Based on this technology, we have developed a portfolio of efficacious disinfectants/sanitizers/cleaners that achieve bio-decontamination without using toxic & corrosive chemicals.  Our PCMX chemical emulsion biocides have the following characteristics:

•	They kill a wide range of infectious microorganism, including MRSA;

•	They minimize harmful effects to people and do not cause skin, eye, pulmonary, oral or dermal irritation;

•	They are non-corrosive (EnviroTru®/EnviroTru® 1453 are included in the Boeing Qualified Products List (QPL) and conform with AMS-1452A, 1453 & D6-7127 Aircraft Corrosion Specifications); and

In addition to the foregoing benefits, we also believe that our proprietary PCMX chemical emulsion biocide technology will act as a barrier to competition.

Product Categories

We believe that the concept of an easy-to-use and effective line of decontaminants that fits with a favorable environmental profile offers us a unique opportunity to differentiate our products in multiple infection prevention markets. It is our intention to use the unique characteristics of our chemical emulsion technology to build acceptance of our decontaminants as an alternative which is significantly different from other biocidal products that currently dominate the marketplace.  We are exploiting our technology platform to establish a broad product portfolio in the following categories:

•	Surface care products - disinfectants, sanitizers and cleaners (including wipes);

•	Animal care products - skin and hoof care treatment and animal shampoo;

•	Personal care products – antimicrobial hand soaps, hand sanitizers and facial scrubs (including wipes); and

•	Geo-Biocides – biocides for use in the oil and gas industry.

Surface Care Products

We believe that convenience, safety, the effect on air quality and environmental responsibility are increasingly playing a greater role in the buying decision for surface cleaners/disinfectants. We believe that consumers in general have become more health conscious and at the same time have grown more concerned about the effect that traditional cleaners/disinfectants have on internal and external environments.  Often consumers are required to settle for a trade-off between effectiveness and environmental friendliness.  We believe that our surface care products will provide consumers with products that are both efficacious and safe for the environment.

Our surface care products include the following.

•
EnviroTru® Disinfectant & Cleaner Deodorizer, which is a multi-purpose, ready-to-use disinfectant, sanitizer and deodorizing cleaner for use on hard surfaces. EnviroTru® is effective against numerous organisms without causing any adverse effects to surfaces, humans or the environment. EnviroTru® is registered by the Environmental Protection Agency (EPA) and meets EPA requirements for Toxicity Category IV (minimal effects noted, no precautionary or first aid statements required; no harmful dermal, ocular, inhalation or ingestion effects). EnviroTru® also conforms to AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. EnviroTru® has no special handling requirements, does not require protective clothing, gloves or special ventilation and is non-flammable.

EnviroTru® is also effective for use in animal housing facilities, including veterinary clinics, farms, equine farms, kennels, livestock houses, swine houses, poultry houses and laboratories.  When used as directed, EnviroTru® will clean, deodorize and disinfect veterinary feeding and watering equipment, utensils, instruments, cages, kennels, stables, catteries, etc.

•
EnviroTru® 1453 Disinfectant & Cleaner Deodorizer, which is a multi-purpose, ready-to-use disinfectant, sanitizer and deodorizing cleaner for use on aircraft hard surfaces, including exterior and interior surfaces such as cabins, toilets, sinks, faucets, counter tops and luggage compartments. EnviroTru®1453 conforms to AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. EnviroTru®1453 is registered by the Environmental Protection Agency (EPA) and meets EPA requirements for Toxicity Category IV (minimal effects noted, no precautionary or first aid statements required; no harmful dermal, ocular, inhalation or ingestion effects).  EnviroTru®1453 has no special handling requirements, does not require protective clothing, gloves or special ventilation and is non-flammable.

•
SurfaceTru™ Deodorizing Cleaner, which is a powerful, multi-purpose cleaner and deodorizer that’s safe for use on a variety of surfaces.  SurfaceTru™ is effective for removing dirt and grime and is gentle to application surfaces, safe for the user and friendly to the environment. It has no special handling requirements, does not require protective clothing, gloves or special ventilation and is non-flammable.

•
SurfaceTru™ Cleaning & Deodorizing Wipes, which are powerful cleaning and deodorizing wipes that are packaged in their own individual foil wrappers for easy portability. Each wipe opens to a large, 9” x 8” durable cloth with a smooth finish that can be conveniently used on a variety of surfaces. SurfaceTru™ Wipes can be carried with you for use when an immediate need for an effective, yet gentle cleaner arises.

•
Electrostatic Sprayers.   In addition to the foregoing products, we also market electrostatic sprayers produced by Electrostatic Spraying Systems, Inc. (“ESS”) which may be used to apply our liquid surface care products to the target surfaces. Electrostatic sprayers provide superior spray coverage by more effectively dispensing solutions compared to conventional sprayers; tests have demonstrated 4-10 times better coverage. Electrostatic sprayers operate by producing highly charged spray droplets using a unique embedded induction electrode design. This induction charging results in spray droplets that have a force of attraction that is 75 times that of gravity. This means droplets will reverse direction and move upwards, against gravity, to coat hidden surfaces, and wrap around objects resulting in complete, even coverage of the target. When using an electrostatic sprayer it is possible to deliver ESI’s liquid disinfectants and cleaners to difficult to reach locations that may harbor disease-causing microorganisms.

In October 2008, we announced that ESI entered into a prime distributor agreement with ESS.  Using ESS electrostatic sprayers in conjunction with our EnviroTru® Disinfectant Cleaner creates an electrostatically charged decontamination system which provides an efficient system to quickly administer EnviroTru® Disinfectant Cleaner to large areas, difficult to reach spaces, or to high-traffic areas that require frequent treatment. This system substantially improves the bio-availability of EnviroTru®.  The result is reduced manpower costs and simultaneously improved coverage, reducing the threat of disease-causing microorganisms.  In summary, the system offers an extremely efficient, cost-effective way to realize the advantages of EnviroTru®.

Future Surface Care Products

We are conducting research and development and are planning to reintroduce a hospital grade disinfectant product to replace one of our earlier products called EcoTru®.  The reformulated disinfectant is expected to demonstrate through testing that it will effectively kill numerous bacteria, fungi, and viruses, including MRSA, Hepatitis B and C, HIV, herpes and influenza. Likewise, in addition to being highly effective as a disinfectant, our reformulated hospital grade product is expected to occupy a unique position in the market place, combining this microbial effectiveness in a disinfectant product which will also have a favorable profile for health and environmental effects.

Animal Care Products

We believe that the microorganism killing properties of our products, combined with their safety profile, make them ideally suited for use as a topical treatment for skin ailments caused by microorganisms.  We have worked to develop products for use on animals and have focused initially on the equine market with the introduction of EquineTru® Skin and Hoof Treatment.  EquineTru® Skin & Hoof Treatment is an antiseptic that may be used to rapidly, safely and effectively treat common skin and hoof conditions caused by microorganisms without irritating a horse’s skin or drying out its hoofs.  The active ingredient used in EquineTru® Skin and Hoof Treatment, PCMX, has been widely used as an antimicrobial in surgical hand and skin scrubs and it is successfully used as a topical antiseptic for skin and mucous membranes.  It is also used as a fungicide in a variety of applications.  EquineTru® Skin and Hoof Treatment has been reviewed and cleared for market by the Center for Veterinary Medicine (CVM), a division of the U.S. Food and Drug Administration (FDA). Its use is permitted for United States Equestrian Federation (USEF) and Fédération Equestre Internationale (FEI) regulated competitions.

Future Animal Care Product Considerations

We are working on developing several variations of EquineTru® Skin and Hoof Treatment for specific application, an animal shampoo and skin treatments for household pets.

Personal Care Products

Personal care products such as antimicrobial hand soaps and hand sanitizers, have traditionally been purchased by hospitals and health clinics.  However, due to an increased awareness of germs and transmission of disease, individual consumers as well as institutional buyers such as health clubs, schools, restaurants and grocery stores are increasingly purchasing these products.  These consumers, however, appear to have little understanding of the benefits and/or adverse consequences of the products they choose.

In response to what we believe will be an increasing market for these products, we are developing our KeraTru™ Personal Care line of products which will include hand sanitizers and antimicrobial soaps.  Our KeraTru™ personal care line of products are safe and include several alcohol free products and we believe that they are more than or as effective as the leading brands.

Geo Biocides

In response to requests from members of the oil & gas industry for a non-toxic but effective disinfectant to replace toxic biocides used in hydraulic fracturing, we developed GeoTru™ Concentrate designed to be used as a “down-hole” biocide in the oil & gas industry.  GeoTru™ Concentrate is a surfactant-based anionic chemistry with extended shelf life that is effective when used under aerobic or anaerobic conditions.  It is active over a wide pH range and is non-oxidizing and nonreactive with other down-hole chemistries and designed to be used particularly in hydraulic fracturing.

Our headquarters is located at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350. Our website address is www.envirosi.com.

Results of Operations

Three Months Ended December 31, 2008 compared to Three Months Ended December 31, 2007

Revenues.  Our revenues for the three months ended December 31, 2008 and 2007 were $28,176 and $48,120, respectively.  This is a decrease of $19,944. This decrease is directly attributive to larger initial orders from our distributors to stock our EnviroTru® and EnviroTru 1453® which initially became available for sale in late September 2007. Subsequent reorders from our distributors have been smaller in comparison to the initial orders placed. Revenues from the sales of the Electro-Static Sprayer for the three months ended December 31, 2008 and 2007 were $12,000 and $-0-. The Electro-Static Sprayer was not available in the prior year. Revenues from the sales of SurfaceTru® Cleaning & Deodorizing Wipes for the three months ended December 31, 2008 and 2007 were $5,387 and $19,450. Revenues from the sales of EnviroTru® and EnviroTru 1453® for the three months ended December 31, 2008 and 2007 were $10,053 and $28,670.

Revenues for the three months ended December 31, 2008 and 2007 were composed of the following:
	Three Months Ended December 31,
Products	2008	2007
Electro-Static Sprayer	42.59%	-
SurfaceTru® Cleaning & Deodorizing Wipes	19.12%	40.42%
EnviroTru® and EnviroTru 1453®	35.68%	59.58%
EquineTru®	2.61%	-

Cost of Sales. Cost of sales for the three months ended December 31, 2008 and 2007 were $22,534 and $51,072, respectively, a decrease of $28,538.  As a percentage of revenues, for the three months ended December 31, 2008 and 2007, cost of sales represented 80% and 106% of revenues, respectively.  During the three months ended December 31, 2008, depreciation expense in the amount of $8,522 was recorded for manufacturing equipment that sat idle and is included as part of Operating Expenses on the Consolidated Statement of Operations.

Operating Expenses. Total operating expenses for the three months ended December 31, 2008 and 2007 were $1,624,487 and $1,318,953, respectively, an increase of $305,534 or 23%.  Individual components of operating expenses are:

Sales expense for the three months ended December 31, 2008 and 2007 were $78,889 and $87,311, respectively, a decrease of $8,422 or 10%.  The decrease in cost includes amounts in the previous period for consultants hired that were not employed in the current period. Additional costs in the current period were for a sales associate to help in the promotion of our products that we did not employ in the prior period.

Product development expenses for the three months ended December 31, 2008 and 2007 were $91,858 and $89,005, respectively, an increase of $2,853 or 3%.

Corporate expense for the three months ended December 31, 2008 and 2007 were $1,370,854 and $1,044,391, respectively, an increase of $326,463 or 31%.  The increase in expenses from the prior year includes an increase in interest expense and financing cost of $332,021.

Finance and administrative expenses for the three months ended December 31, 2008 and 2007 were $82,886 and $98,246, respectively a decrease of $15,360 or 16%.  Expenses that decreased from the prior period included fees for professional services of $13,263.

Nine Months Ended December 31, 2008 compared to Nine Months Ended December 31, 2007

Revenues.  Our revenues for the Nine Months ended December 31, 2008 and 2007 were $73,680 and $102,082, respectively.  This is a decrease of $28,402. This decrease is directly attributive to larger initial orders from our distributors to stock our  EnviroTru® and EnviroTru 1453® which initially became available for sale in September  2007. Subsequent reorders from our distributors have been smaller in comparison to the initial orders placed. Revenues from the sales of SurfaceTru® Cleaning & Deodorizing Wipes for the nine months ended December 31, 2008 and 2007 were $24,896 and $42,568. Revenues from the sales of EnviroTru® and EnviroTru 1453® for the nine months ended December 31, 2008 and 2007 were $28,964 and $59,514. Revenues from the sales of the Electro-Static Sprayer for the nine months ended December 31, 2008 and 2007 were $16,800 and $-0-. The Electro-Static Sprayer was not available in the prior year.

Revenues for the Nine Months ended December 31, 2008 and 2007 were composed of the following:

	Nine Months Ended December 31,
Products	2008	2007
SurfaceTru®	0.92%	-
SurfaceTru® Cleaning & Deodorizing Wipes	33.79%	41.70%
EnviroTru® and EnviroTru 1453®	39.31%	58.30%
EquineTru®	3.18%	-
Electro-Satic Sprayer	22.80%	-

Cost of Sales. Cost of sales for the Nine Months ended December 31, 2008 and 2007 were $68,173 and $111,449, respectively, a decrease of $43,276.  As a percentage of revenues, for the Nine Months ended December 31, 2008 and 2007, cost of sales represented 93% and 109% of revenues, respectively.  Cost of sales for the Nine Months ended December 31, 2008 and 2007 includes $5,019 and $15,840 for disposal cost of material that scrapped. During the nine months ended December 31, 2008, depreciation expense in the amount of $25,566 was recorded for manufacturing equipment that sat idle and is included as part of Operating Expenses on the Consolidated Statement of Operations.

Operating Expenses. Total operating expenses for the nine months ended December 31, 2008 and 2007 were $3,276,050 and $2,970,055, respectively, an increase of $305,995.

Sales expense for the Nine Months ended December 31, 2008 and 2007 were $266,425 and $225,770, respectively, an increase of $40,655 or 18%.  The increase in cost includes amounts for an additional sales associate in our sales department to help in the promotion of our products. Other increases include amounts spent on advertising and marketing efforts. Decreases included amounts incurred for consultants in the prior period that were not employed in the current period.

Product development expenses for the Nine Months ended December 31, 2008 and 2007 were $301,982 and $358,675, respectively, a decrease of $56,693 or 16%. Decrease in expenses for the Nine Months ended December 31, 2008 compared to 2007 includes a decrease of $63,271 for product development testing.

Corporate expense for the Nine Months ended December 31, 2008 and 2007 were $2,390,495 and $2,040,429, respectively, an increase of $350,066 or 17%.  The increase in expenses from the prior year includes an increase in interest expense and financing cost of $982,334 and a decrease in consulting expense of $550,125. Other decreases include a decrease in legal professional fees of approximately $99,647.

Finance and administrative expenses for the Nine Months ended December 31, 2008 and 2007 were $317,148 and $345,181, respectively a decrease of $28,033 or 8%.  Expenses that decreased from the prior period included fees for professional services of $38,251 and an increase in compensation expenses of $10,873 for options issued to employees.

Liquidity and Capital Resources

For the Nine Months ended December 31, 2008, we used net cash of $856,231 in operating activities, compared with $1,436,673 of net cash used in operating activities for the Nine Months ended December 31, 2007, in comparison to the same period in the prior year, this is a decrease in net cash used in operating activities of $580,442 from the prior.

Cash used in investing activities included $-0- and $21,812 for the Nine Months ended December 31, 2008 and 2007, respectively. In the Nine Months ended December 31, 2007 we used $21,811 in the purchase of additional testing equipment for our product research and development activities.

We had net cash provided by financing activities of $508,260 for the Nine Months ended December 31, 2008 compared with $250,000 provided by financing activities for the Nine Months ended December 31, 2007. Cash provided by financing activities for the Nine Months ended December 31, 2008, includes $100,000 from the sale of 113,636 shares of common stock with 113,636 detachable warrants and $135,000 from the exercise of 675,000 warrants and $319,700 from the issuance of short term notes payable. Increases include $88,560 cash proceeds from the re-pricing of warrants. Decreases include the payment of $135,000 in short-term notes payable.

At December 31, 2008 and March 31, 2008, we had cash and cash equivalents available in the amounts of $3,656 and $351,627, a decrease of $347,971.

Subsequent to December 31, 2008 we are actively seeking to raise between $500,000 to $5,000,000 in a private placement of our common stock. We have received subscriptions for $350,000 in this private placement offering.

Contractual Obligations

We have entered into a lease agreement for office lease. The office lease requires us to pay $353,029 over a five year period beginning in August 2008. We have an option to extend this lease for an additional five year period. The office is located in Mooresville, NC.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$353,029	$71,685	$149,882	$131,462	$-
Total Contractual Cash Obligations	$353,029	$71,685	$149,882	$131,462	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2008, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the fiscal year ended March 31, 2008.

Item 6. Exhibits

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Anpath Group, Inc.

February 23, 2009	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove President, Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.