Form 10-K
period 2009-03-31
Anpath Group, Inc.
filed 2009-07-10
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ANPATH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-123365	20-1602779
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117
(Address of Principal Executive Office) (Zip Code)

704-658-3350
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, was $7,694,651.

On July 10, 2009, the registrant had 16,503,654 shares of common outstanding.

Documents incorporated by reference:    None.

ANPATH GROUP, INC.
FORM 10K
INDEX

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “Commission" or "SEC"), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10K.

ITEM 1.          BUSINESS.
COMPANY OVERVIEW

General

Anpath Group, Inc. (“Anpath”, the “Company”, “we” or “us”) through our wholly-owned subsidiary EnviroSystems, Inc. (“ESI”), produces disinfecting, sanitizing and cleaning products designed to help prevent the spread of infectious microorganisms, while minimizing the harmful effects to people, application surfaces and the environment.  We believe that the ability to destroy a wide-range of disease-causing microorganisms combined with a favorable profile for health and environmental effects makes our products ideal for use in a wide range of applications/markets that are in need of disinfection/cleaning products that are safe to use and non-toxic.

We are directed by our mission to “Provide a healthier today and a safer tomorrow through knowledgeable people and innovative infection prevention, decontamination, and health science technologies, products, and services.”  We intend to utilize our technology and resources to develop products that reduce biological risks without introducing the attendant chemical risks that are so prevalent today.

It is this focus on developing safe infection prevention technologies that we believe will position us in the forefront of the industry at a time when there is rapidly growing awareness of the critical need to prevent biological risks — both natural and man-made.

Our headquarters is located at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350.

Recent Developments

Private Placement
 June 2009, we issued to accredited investors an aggregate of $905,000 of units (each a “Unit” and collectively, the “Units”) with each Unit consisting of (i) a $10,000 principal amount 8% subordinated convertible promissory note, convertible into shares of our common stock at an initial conversion price of $0.50 per share, and (ii) a five year warrant to purchase up to 20,000 shares of our common stock at an exercise price of $0.75 per share.   We received net proceeds of approximately $821,000 from the sale of the Units which we have used for to repay certain indebtedness and to use for operating funds.

1st Quarter FY ’10 Revenues
Our revenues have increased significantly in the quarter following March 31, 2009. Our unaudited revenues through June 22, 2009 were approximately $141,000. A portion of the increase is due to orders of our products to combat the H1N1 flu pandemic.

Forbearance Agreement with ANPG Lending, LLC
On June 26, 2009 the Company agreed to reduce the exercise price of the 1,500,000 warrants outstanding to ANPG Lending LLC to $0.20 in exchange for ANPG Lending LLC agreeing to extend the maturity date of the loans aggregating $1,500,000 from July 8, 2009 to September 8, 2009.

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

Market Opportunity

We believe that in today’s environment there are heightened concerns about microbial contamination, both natural and man-made. Microbial contaminants can be the cause of minor infection, or potentially, of life threatening illness.  Increased awareness of the risk of potential disease transmission, by both medical and lay communities and growing pressure to reduce this risk, has resulted in increased demand for decontamination products.  At the same time, demand for products that are environmental safe and non-toxic is also growing.

In response to this increasing demand, a growing number of products designed to kill potential contaminants are becoming available.  Such products are commonly used by the medical, veterinary, aviation, janitorial, food service and leisure (hotels and cruise ships) industries, the military and recently the oil and gas industry. However, we believe that the vast majority of these products represent challenges to the environment as evidenced by the warnings on their labels. This conflict between efficacy and safety has resulted in a dilemma for the consumer and an opportunity for us.

Oil and Gas Industry Opportunity

Although we have not commenced sales of our Geo-Biocides, we believe that sales to the oil and gas industry of our Geo-Biocides present perhaps the greatest market opportunity for our products.  Liquid biocides are utilized in the oil and gas industry in a process referred to as “hydraulic fracturing.”  Hydraulic fracturing is a process which involves pumping very large volumes of fluids into rock formations to improve oil and gas extraction process.  The fluids used in hydraulic fracturing generally consist of water mixed with sand, friction reducers, scale inhibitors, surfactants and biocides.  The mixture is pumped into fractures of rock formations containing oil and gas to open up the fractures and improve the efficiency of the removal process.

Many of the chemicals currently used to treat the water used in hydraulic fracturing are considered toxic and potentially harmful by the EPA. This poses environmental concerns since only about 82% of the solution returns to the surface.  We were approached by participants in this industry seeking a better solution and a replacement for the toxic biocides used during hydraulic fracturing and in response developed GeoTru™ Concentrate as a replacement for the biocides used during hydraulic fracturing.  Based upon preliminary discussions with potential customers in the oil and gas industry, they estimate that they would require approximately 700,000 gallons of liquid biocide on an annual basis.

We believe that in response to rising energy cost demand for well stimulation and enhanced oil recovery methods to maximize output of existing oil and gas wells will grow which will in turn provide a wide range of opportunities for the suppliers of both formulated oilfield chemicals and their raw materials. We believe that demand for well stimulation material will grow 14% annually through 2012 and we believe the US well stimulation material industry to be $2.8 billion, compared to the $5.4 billion oil-field chemical industry.

Surface Care Products Opportunity

We believe that nosocomial infections (infections acquired while an individual is in a hospital) affect approximately 2 million people annually, cause approximately 80,000 deaths in the US per year, and cost the economy over $4.5 billion annually in direct costs. In addition, approximately eighty million cases of food poisoning occur annually in the US with associated costs of $7.6 — $23 billion. Threats of pandemic or bioterrorist attack and health safety after hurricanes, tornadoes, and other natural disasters pose enormous infection prevention challenges. Growing concerns over the safety of cleaning and decontamination products currently used in public places (causes for allergic and asthmatic type reactions) are also on the rise.  Many of these potential threats can be addressed through the use of anti-microbial surface care products.

Our infection prevention products will target a United States market for infection prevention products and services estimated at $10.3 billion in 2006 and expected to grow 4.6% annually to $11.8 billion in 2009. It is further estimated that consumables/disposables constitute 91% of this market. The total global demand is believed to be approximately 3-3.5 times that of the U.S. The demand for disinfectants in the U.S. is estimated to be between $2.2 billion and $2.5 billion in the same period.   The world demand is at least two (2) fold and growing at a similar pace.

In the U.S., although all-purpose surface cleaner sales are expected to dip to around $1.3 billion by 2010, market researchers expect environmentally friendly and non-toxic products to increasingly gain market share. Additionally, the market for surface cleaner cloths and wipes is expected to grow to more than $500 million by 2010.

Recently we announced the selection of our EnviroTru® Disinfectant and Deodorizing Cleaner as the disinfectant of choice by the Washington, DC Metropolitan Area Transit Authority (Metro), the second largest rail transit system and the fifth largest bus network in the United States.  Metro plans to intensify its “Cleaning for Health” initiative utilizing EnviroTru® Disinfectant and Deodorizing Cleaner in conjunction with electrostatic sprayers to provide an electrostatically charged decontamination system. The Metro program is a two-part program and includes a seasonal flu prevention program as well as safe guarding the health of customers through regular application of EnviroTru® to Metro offices, stations, rail cars, buses and other vehicles. EnviroTru® will be used on high hand contact areas within the system such as door handles, hand rails, fare card machines, and other surfaces customers contact when passing through the transit system.  ESI had previously reported the signing of a Prime Distributor Agreement with ESS. We think Metro is the model for cleaning and infection prevention for transit systems everywhere and based on our experience with Metro we intend to expand our unique decontamination solution to other transit authorities worldwide.

Our airline disinfectant cleaner, EnviroTru® 1453 is used by multiple airlines, including several international carriers such as Singapore Airlines, Korean Airlines, Asiana Airlines, Ryanair and Malaysian Airlines.  The product is a multi-purpose, ready-to-use disinfectant, sanitizer and deodorizing cleaner designed for use on aircraft hard surfaces, including exterior and interior surfaces, and conforms to AMS 1452A, AMS 1453 and Boeing D6-7127 specifications for non-corrosion and materials compatibility. Even at a time when expenses have increased sharply based on the cost of fuel there is a concern for safe infection prevention products and technologies in the airline industry.  EnviroTru® 1453 satisfies that need by killing a wide range of disease-causing microorganisms and at the same time it meets the industry standards for non-corrosion and material compatibility.  Airline customers are also comfortable with its extended use by their staff and in the presence of customers because of the Toxicity Category IV rating.

We also currently produce SurfaceTru™ cleaning & deodorizing wipes that to date have primarily been sold to JetBlue Airways.

While to date most of our product sales have been from domestic sources we are actively seeking to create international distribution channels.  We recently announced an agreement with our manufacturing partner, Minntech, to distribute our products in Japan.  We believe that our prior association with Minntech coupled with Minntech’s organization in Japan will provide us with the ability to shorten the required time to penetrate this sizeable and influential market.

“Green” Products Opportunity.

Positioned strategically to satisfy the “green movement”, we announced earlier this year the selection of its disinfectant, EnviroTru® for use by Every Supply Company, Inc. (ESCI) of Mt. Vernon, N.Y.  ESCI is one of the largest maintenance supply companies in the New York City metro area, currently serving over 1300 residential properties.  Every Supply Company, Inc. is focused on implementation of its Green Residential Cleaning program and is presently educating and “retrofitting” its customer base with new cleaning industry technologies that are safer, more efficient and environmentally preferable. ESCI states they are the only company currently working with all LEED certified high rise residential properties in New York City and have converted over 50 properties from conventional to green cleaning methods. The Leadership in Energy and Environmental Design (LEED) Green Building Rating System™ encourages and accelerates global adoption of sustainable green building and development practices through the creation and implementation of universally understood and accepted tools and performance criteria. ESCI reports that their products are currently in use at The Solaire, the first green residential tower in the United States; The Helena, Tribeca Green, The Verdesian, The Vanguard Chelsea, The Epic and Millenium Tower Residences.  To meet the increasing demand for those that desire to “live green” ESCI stated that several more properties will soon join the growing list of residences that are dependent upon the company to help provide environmentally sensitive structures.

We believe that the market for “green” cleansing and disinfecting products is growing and that consumers are increasingly looking to purchase natural cleansers.  However, although many so-called natural cleaners may be relatively harmless to the environment, we believe that they are less effective for cleaning and disinfection than our products.  As a result, consumers looking for a “green” alternative to more toxic cleansers are forced to sacrifice effectiveness in order to avoid so-called toxic chemicals. For example, the “active” ingredients in two commonly used cleaners that present themselves as “non-toxic,” Seventh Generation and Clorox’s Green Works, are coconut oil and water.

Formulations that disinfecting and cleaning action with gentleness and are environmentally safe and sustainable are preferred. In addition to our current products ESI has formulated, developed, and evaluated several formulations with pending patent applications that employ natural, naturally derived, and sustainable disinfecting, sanitizing, and cleaning ingredients including surfactants meeting the “CleanGredients” list and/or  those chemicals noted as GRAS (Generally Recognized As Safe).

We intend to target natural food distribution chains to market our products because we believe that consumers that shop at natural food stores are particularly concerned about the toxicity of the cleaners they purchase.  These informed buyers present us with a potentially large niche opportunity for our products.  We intend to partner with a distributor that will offer EnviroTru® as a solution that is “natural,” safe, eco-friendly and effective through the natural foods channels.

Institutional Opportunity

We have broken down the potential institutional market into three segments – foodservice, janitorial and medical. All three segments prefer all-purpose cleaners to reduce the amount of time spent cleaning, as well as storage space. Also safety, particularly in the food services area, is paramount. The current cleaners on the market have forced these customers to make trade-offs in effectiveness versus safety.

Institutional customers are expected to be the fastest growing segment in this greater than $5 billion market, with surface cleaners comprising roughly 34% of the market, according to Kline & Co., a consulting and market research firm.

Animal Care Opportunity

An economic study conducted by Deloitte Consulting LLP for the American Horse Council Foundation in 2005 reported that the equine industry contributed more than $25 billion to the annual U.S. gross domestic product with over 9.5 million horses in the U.S. and more than 2 million horse owners, making the equine market an important and lucrative segment of the animal care market.

Pet products are the fastest growing retail category with a growth rate of 6% annually, and eco-friendly pet products are beginning to take hold. For example, sales of pet body care products continue to grow through natural food stores, from $303 million in 2002 to more than $1.2 billion in 2005.

Our initial animal care product, EquineTru® Skin and Hood Treatment continues to be embraced and endorsed by leading riders, trainers, owners and veterinarians as a valuable tool in controlling difficult-to-treat skin and hoof conditions and is now featured in the SmartPak catalog and has been chosen to be featured in the Dover Saddlery catalog, internet catalog and company-owned stores. EquineTru® was reviewed and cleared for market by the Center for Veterinary Medicine (CVM), a division of the U.S. Food and Drug Administration (FDA). Further, its use is permitted for Unites States Equestrian Federation and Fédération Equestre Internationale (FEI) regulated competitions.

Micro Chemical Emulsion Technology

Our disinfectant products are manufactured using our micro-emulsion technology. Through the use of micro-emulsion technology, we are able to create a highly efficient delivery mechanism for parachlorometaxylenol, which is the antimicrobial ingredient used in our chemical emulsion formulations. We believe that our micro-emulsion technology allows our products to specifically target infectious microorganisms without harming higher life forms or the environment.

Parachlorometaxylenol (“PCMX”)

PCMX is the active antimicrobial ingredient in our EcoTru®, EnviroTru®, EnviroTru® 1453, EquineTru®, GeoTru™, and SurfaceTru™ products. PCMX has been used as an effective antimicrobial disinfectant ingredient for over five decades, both in the United States and in Europe. PCMX has been demonstrated to be effective against bacteria, virus, and fungal species. In other formulations using PCMX, its biocide activity has been limited due to the inability of such formulations to deliver PCMX because a water barrier exists between PCMX and microorganism membranes, which are both oily. Our chemical emulsion technology efficiently enables the delivery of PCMX across this barrier to the cell membranes.

In addition to its broad spectrum of activity, PCMX has a very low instance of allergic response (it has been used by the cosmetics industry for many years as a preservative) and it is degraded in the environment in both the presence and the absence of oxygen.

Micro-particle Anatomy

Observing the ESI chemical emulsions under a very high degree of magnification, one would see a suspension of micro-particles moving very rapidly in de-ionized water. Many of these particles are about 1/200th the width of a human hair. The center of the particles is oily or lipophilic, as is the target microbial membrane.

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

In addition, we believe by targeting the microorganism membrane, it is not necessary to use an oxidizing biocide to kill the organism. Oxidizing biocides, such as bleach and hydrogen peroxide, are effective biocides but are indiscriminate, can be corrosive and require direct access to the microorganism. Also, a difference in cell surface architecture, which is the key to cellular identity, provide the mechanism by which our disinfectants micro-particles discriminate between microorganisms and provides the foundation and focal point for the antimicrobial effect of ESI disinfectants.

Manufacturing

Our liquid products are manufactured by Minntech Corporation, an EPA and FDA listed manufacturer. Effective August 2006, ESI entered into an agreement with Minntech, pursuant to which Minntech agreed to establish a dedicated manufacturing line at its manufacturing facility for our products. The agreement with Minntech has a term of three years, commencing after the date of the first shipment of commercial quantities of our product and provides for one year renewals. Our first shipment of commercial quantities occurred in September 2007. The agreement may be terminated by either of the parties upon ninety days notice.

Our agreement with Minntech also includes dedicated warehousing facilities and distribution services for our products. Additionally, we may elect to utilize other customer and technical services offered by Minntech and we have the ability to expand our relationship with Minntech to take advantage of Minntech’s international manufacturing capabilities.

We believe that Minntech has the capabilities to continue to meet our volume requirements and specifications through the next several years and until we are ready to conduct our own in-house manufacturing and/or identify another contract manufacturer. All lots of product produced are subject to quality assurance standards established by EnviroSystems and Minntech provides a Certificate of Analysis with each lot produced, certifying inspection results and quality standards compliance. Additionally, we monitor vendor testing of raw materials and review production records to ensure EnviroSystems' procedures and specifications are followed throughout production.

Our cleansing wipes are manufactured by Diamond Wipes, headquartered in Ontario, CA.

Future Possible Self Manufacture Capability

Upon achieving sufficient levels of sales and revenues, we may pursue the development of in-house manufacturing capabilities which we believe might reduce our cost of goods sold and improve our control over our trade secrets. We believe that such a facility would cost approximately $2 million to develop and require approximately 20,000 to 80,000 square feet. Any such facility that we developed would also include quality assurance and research and development facilities in addition to manufacturing facilities adequate to produce our products.

Research and Development

During our most recent fiscal year, we have devoted approximately $500,106 to research and development activities, much of which have been focused on returning our hospital grade product to the market. While the return of the hospital grade product is our clear priority, we have ongoing development programs focused on expanding our chemical emulsion product platform. We remain opportunistic regarding synergistic product line extensions and we are pursing next generation disinfectants as well as a line of soaps, cleansers and hand sanitizers including products based on essential oils

Government Regulation

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

Three (3) of our products are registered with the United States Environmental Protection Agency and have EPA registered labels and have been assigned EPA Registration Nos. 70791-1 and 70791-2.  They are EcoTru®, EnviroTru®, and EnviroTru® 1453.  In addition, EnviroTru® and EnviroTru® 1453 are registered in all of the 50 States in the United States, the District of Columbia and Puerto Rico.

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

Foreign Regulation

Although to date we have not had substantial international sales of our products, when we do sell products in foreign jurisdictions, we will be subject to foreign regulations. We expect that we will have to register our products in other foreign jurisdictions before we can realize substantial sales in such jurisdictions. Compliance with foreign requirements could require substantial expenditures and effort.

Competition

The market for products such as ours is highly competitive and we face competition from a number of companies, most of which have substantially greater brand name recognition and financial, research and development, production and other resources than we do.

Consumer, Institutional, Hospitality and Military

In the consumer and institutional markets our primary competitors include Johnson & Johnson, Ecolab, Inc., Clorox, Sensible Life Products, and Proctor & Gamble, and others all of which have products with recognized national brands that include Clorox, Lysol, Pine Sol, and industry specific products. Products used in the consumer markets and certain institutional markets like the hospitality industry generally compete based upon price. To date, relatively higher per unit costs of our product as compared to our competitors has limited our ability to compete in these markets. We believe an increased awareness of the need for safer biocides with environmentally correct profiles will aid our principal competitive advantages; comparatively favorable toxicity profile, efficacy, and environmental profile.

Oil and Gas

There are 34 dominant major oilfield chemical suppliers, led by the likes of Dow Chemical, BASF and Rhodia, with a remaining fragmented set of smaller competitors. Current competitive products are conventional biocides: Glutaraldehydes, Sodium hypochlorite (bleach) and chlorine dioxide. All are toxic and not eco-friendly. Electrochemically activated salt water has been used and is available; a green technology, but expensive.  The relevant trend is toward a reduction in the use of toxic biocides as increased environmental regulations make biocide applications more and more costly, and the potential for regulation requiring “greener” biocides a real possibility.

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

We believe that few competitive products have the same low-toxicity classifications assigned by the EPA to proprietary EcoTru® formulation, as well as the efficacy against a broad range of microorganisms and virulent pathogens that EcoTru®'s reissued labeling is expected to reflect.

Personal Care

Smaller companies typically account for less than 15% of sales in the liquid soap category while the consumer hand sanitizer category is dominated by the Purell (Pfizer) brand and Dial. Private label products represent a third of sales. Purell (GoJo) currently owns the institutional side of the market.

ESI’s planned KeraTru™ is expected to compete against current products based on greater effectiveness a lack of reactions and increased safety for kids.  Alcohol-based products lose their effectiveness within seconds of being applied to the skin; KeraTru™ hand products remain active well after being applied and leaves the skin feeling soft. KeraTru™ hand products are also antiseptic and hypoallergenic, benefits not included with alcohol-based products.  Finally, an alcohol-free, rinse free, and fragrance free KeraTru™ hand sanitizer is non-toxic and not dangerous for kids or adults (when properly applied).

Competitive Advantage.

Though there are many disinfectant products that are EPA-registered, when used as directed, the majority of these products incorporate chemicals that can be toxic, corrosive and potentially damaging to the environment. ESI eliminates the effectiveness-safety trade-off faced by consumers in the current market place.

Through a proprietary formulation method using parachlorometaxylenol (PCMX), the company offers effective disinfecting solutions with active ingredient concentration levels at one-to-two orders of magnitude lower than those of other disinfectants, eliminating any toxic or corrosive effects.

Unlike many competing products, ESI’s PCMX based chemical emulsion products do not require special handling or precautions, including no precautions for skin, eye, pulmonary, oral or dermal irritation. Additionally, products are nonflammable and environmentally responsible.

Intellectual Property

 We have not applied for patent protection for our proprietary PCMX formulation or for our micro-emulsion technology and instead rely upon trade secret protection for protection of our formula, formulation, micro-emulsion technology and manufacturing process. We continue to review our intellectual property protection policy and have evaluated the use of patent versus trade secret protection for our intellectual property. While we chose not to apply for patents on our formulation or micro-emulsion technology, in the future we may seek other available patent protection. In addition, based upon our review of industry practice, we determined that it is more common to rely upon trade secret protection, rather than patents to protect intellectual property, particularly when such intellectual property involves processes such as ours. We have instituted strict internal procedures to protect the trade secrets and have confidentiality and non-disclosure agreements in place with our current contract manufacturers as well as our potential new manufacturing partner.

We will continue to evaluate our current trade secret protection and may decide in the future, if available, to submit use or design patents in certain areas that will not require us to disclose the trade secrets that give our chemical emulsion products or future potentially patentable derivative products a competitive advantage. For example, we have several pending patent application for new product formulas that are produced through more traditional processes than our chemical emulsion technology.  In addition, we submitted both the early and the current versions of EcoTru® to a major U.S. de-formulation laboratory to see if they could reverse engineer our products. Despite their best efforts to reverse engineer our product, they were not able to provide us with an accurate report of the micro-emulsion ingredients or manufacturing process. As new products are brought to market, we intend to carefully analyze each for the methodology to be employed in protection of the intellectual property.

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

Our products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of our business. EcoTru® is currently registered in the United States, Japan, and Taiwan. We expect to file additional registrations in the European Union countries and Canada. Likewise we have filed to register EnviroTru®, EquineTru®, SurfaceTru™ KeraTru™, GeoTru™ and Anpath.

Except for the trademarks referred to above, we do not believe any single trademark is material to the operations of our business as a whole.

Employees

As of March 31, 2009, we had a total of 5 full time employees. None of our employees are represented by a trade union. We anticipate hiring additional full time employees within the next twelve months.

Customers

We have traditionally sold the majority of our products to customers in the healthcare industry, including hospitals, dental offices, physicians' offices, reference laboratories, long term care facilities and veterinary offices. In addition, we also have also sold our products to the aviation industry, janitorial industry, local and federal government, education and customers in the hospitality industry. For the fiscal year ended March 31, 2009, sales to our top ten customers represented approximately 98.58%.

Sales, Marketing, Distribution

Our strategy has been to market and sell our products primarily through third party distributors and to a lesser extent through direct sales. For the twelve months ended March 31, 2009, sales through distributors accounted for approximately 43.72% of our sales. We have entered into distribution agreements with distributors that service the industry segments that we have targeted for sales of our products. In the transportation industry, we have entered into a distribution agreement with Andpak, a distributor to the aviation industry which markets our EnviroTru™ 1453 and SurfaceTru™ cleaning wipes to the same industry.

We have also entered into distribution agreements with distributors to market our products outside of the United States. To date we have had minimal international sales of our products.  However, recent sales to both the Korean and Japanese markets are encouraging.

Our direct sales efforts were traditionally focused on healthcare facilities.  More recently we have emphasized those locations that require a disinfectant/cleaner with a strong efficacy and safety profile, such as transit systems, schools, government facilities and green buildings.  Our efforts are intended primarily to help gain market acceptance, attract major distributors and establish our Company branding. For the twelve months ended March 31, 2009, direct sales to customers accounted for 38.87% of our sales.

The majority of our products are shipped to customers from our contract manufacturers’ facilities in Minneapolis, MN and Morgan Hill, CA.  We use third party carriers to deliver our products. From time to time, we will arrange for shipments directly from our contract manufacturer.

Insurance Matters

We maintain a general business liability policy and other coverage specific to our industry and operations. We also maintain general products liability coverage and directors and officers liability coverage. We believe that our insurance program provides adequate coverage for all reasonable risks associated with operating our business.

Corporate History

We were incorporated in the State of Delaware in August 2004, and prior to January 10, 2006, we had no material assets and/or operations. Effective January 10, 2006, we acquired EnviroSystems, Inc. in a reverse merger transaction. In connection therewith, we issued to the preferred stockholders of EnviroSystems 6,400,000 shares of our common stock in exchange for all of the issued and outstanding preferred stock of EnviroSystems. See “Description of the Merger” below. Effective as of January 10, 2006 our business became that of EnviroSystems. On January 12, 2007, we amended our certificate of incorporation to change our name from Telecomm Communications, Inc. to Anpath Group, Inc. to more closely align our name with our business.

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

The Merger

Effective January 10, 2006, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 11, 2005 between us, our wholly owned subsidiary TSN Acquisition Corporation and ESI TSN merged with and into ESI with ESI as the surviving corporation (the “Merger”).

Pursuant to the terms of the Merger Agreement, we issued an aggregate of 6,400,000 shares of our restricted common stock to the holders of ESI preferred stock (including holders of options and warrants to purchase ESI preferred stock), which we refer to herein collectively as the “ESI Security holders.” Each outstanding share of EnviroSystems common stock was cancelled and extinguished in connection with the Merger. The shares of common stock issued in connection with the merger were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

ESI Preferred Stock Conversion

Immediately prior to the Merger, the ESI preferred stockholders held 2,524,472 shares of ESI preferred stock and warrants and options to purchase up to an additional 838,850 shares of ESI preferred stock, for an aggregate of 3,363,322 shares of ESI preferred stock on a fully diluted basis. All of such preferred shares, including preferred shares underlying options and warrants, were exchanged for 6,400,000 shares of our common stock. Accordingly, of the 6,400,000 shares of our common stock issued in the Merger, 4,833,469 shares represented shares issued in exchange for shares of preferred stock, 583,201 shares represented shares of common stock issuable upon the exercise of warrants to purchase ESI preferred stock and 983,329 shares represented shares issuable upon the exercise of options to purchase ESI preferred stock.

Escrow and Lock-Up Agreement/Settlement Agreement

All 6,400,000 shares of our common stock were placed in an escrow account to be held according to the terms of an escrow and lock-up agreement (the “Escrow and Lock-Up Agreement”). Pursuant to the terms of the Escrow and Lock-Up Agreement, if any options or warrants to purchase ESI preferred stock expire unexercised, the shares of our common stock that would have been issued to such holders upon exercise were allocated pro-rata among the remaining ESI preferred stockholders.

The Escrow Lock-Up Agreement provided that for a period of one year after the closing of the Merger, the shares of common stock held in escrow (the “Escrow Shares”) were available to satisfy indemnification obligations, if any, of the ESI Security holders under the Merger Agreement to us and to MV Nanotech Corp. as indemnified parties. Pursuant to the terms of the Escrow and Lock-Up Agreement, in the event that an indemnified party incurred losses as a result of a breach of any covenants, agreements, representations or warranties in the Merger Agreement, then such party has the right to require the ESI Security holders to deliver out of the escrow account to such indemnified party that number of Escrow Shares equal in value to the amount of damages.

In November 2006 we elected to exercise our right to seek indemnification and sent to representatives of the ESI preferred stockholders, a Claim Notice for indemnification under the Escrow and Lock-Up Agreement seeking the return of all 6,400,000 Escrow Shares. In July 2007, we settled our claim and entered into a settlement agreement (the “Settlement Agreement”), dated as of July 6, 2007 between us, MV Nanotech Corp. (“MV Nanotech”), The Ferguson Living Trust UTD 8/13/74 (the “Ferguson Trust”) and Daniel Ferguson in his capacity as the shareholder agent (the “Shareholder Agent”), pursuant to which we resolved any and all claims that we or MV Nanotech may have had against the ESI Security holders or the Escrow Shares with respect to our Claim Notice. Pursuant to the terms of the Settlement Agreement, the Ferguson Trust authorized the escrow agent to return to us for cancellation 2,500,000 Escrow Shares. Upon cancellation of the 2,500,000 Escrow Shares, we issued the Ferguson Trust a warrant to purchase 2,500,000 shares of our common stock at an exercise price of $2.70 per share. In addition, the Ferguson Trust entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which the Ferguson Trust agreed not to sell or otherwise transfer any shares of our common stock, including common stock issuable upon exercise of such options or warrants owned by the Ferguson Trust for a period of 12 months from the date of the Lock-Up Agreement without our prior written consent.

Immediately following the execution and delivery of the Settlement Agreement, we and the Shareholder Agent instructed the Escrow Agent to immediately release and deliver to the ESI Security holders certificates representing the remaining Escrow Shares held pursuant to the Escrow Agreement (other than shares required to be held by the Escrow Agent for issuance upon exercise of any options or warrants to purchase ESI preferred stock which shall be otherwise released to the appropriate party and at the time specified in the Merger Agreement and Escrow and Lock-Up Agreement). In connection with the settlement and the release of the Escrow Shares, holders of approximately one million Escrow Shares have entered into lock-up agreements pursuant to which they have agreed not to sell the shares of common stock for periods of either 12 to 24 months without our prior consent.

As of March 31, 2009, approximately 1,701,703 shares remained in escrow consisting of 3,914 shares issuable upon the exercise of warrants to purchase shares of ESI preferred stock and 136,187 shares issuable upon the exercise of options to purchase ESI preferred stock, and 1,561,602 shares of common stock which will be released upon receipt of transfer documents from the persons who will be receiving such shares.

Under the Escrow Lock-Up Agreement, the ESI Security holders are entitled to vote the Escrow Shares on all matters brought to a vote of our stockholders and shall be entitled to receive dividends, if and when declared, on our common stock and have the right to demand registration of their share of common stock if, after the release of the shares of common stock, such shares are not freely tradable.

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

We have not applied for patents on our proprietary technology and instead rely upon trade secret protection to protect our intellectual property; it may be difficult and costly to protect our proprietary rights and we may not be able to ensure their protection.

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

We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of March 31, 2009, we had an accumulated deficit of approximately $28,921,873.  We also have had limited revenues. Revenues for the twelve months ended March 31, 2009 and March 31, 2008, were $85,969 and $115,284, respectively.  Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.  We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we are not able to generate revenues sufficient to fund our operations through product sales or if we are not able to raise sufficient funds through investments by third parties, it could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

We operate in a highly regulated industry, which may delay the introduction of new products, cause withdrawal of products from the market, and have other adverse consequences.

Pursuant to applicable environmental and safety laws and regulations, we are required to obtain and maintain certain governmental permits and approvals for our products. Permits and approvals may be subject to revocation, modification or denial under certain circumstances. While we believe we are in compliance in all material respects with such environmental and safety laws, there can be no assurance that our operations or activities will not result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on us. In addition, we cannot predict the extent to which any legislation or regulation may affect the market for our products or our cost of doing business. See “Business - Government Regulation.”

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

Our audited financial statements for the fiscal years ended March 31, 2009 and 2008, each included an explanatory footnote that such financial statements were prepared assuming that we would continue as a going concern.

We rely upon third party manufacturers to produce our products which make us vulnerable to supply disruption, which could harm our business.

We rely upon third party manufactures to produce our products. If our third party manufactures are unable to provide us with our products in quantities we require or that meet our specifications, or if they raise their prices it could have a material adverse effect on our sales and results of operation.  In addition, in the event of any of the foregoing, we could be required to seek new manufactures. In such event, we cannot assure that we will find alternative third party manufactures who will supply us with our products on similar economic terms, which could increase our costs of goods sold and have an adverse effect on our sales and results of operations.

In addition, if our manufactures encounter problems during manufacturing as a result of, among other things, failure to follow our protocols and procedures, failure to comply with applicable regulations, or equipment malfunction, any of which could delay or impede their ability to meet our demand, it could have a material adverse effect on our business. Further, any interruption or delay in the supply of products or our inability to obtain such goods from alternate sources at acceptable prices in a timely manner, could impair our ability to meet our customers demand and cause them to cancel orders or switch to competitive products, which would harm our business.

We rely upon a single supplier for parachlorometaxylenol (PCMX), the active ingredient in our products.

We rely upon a single supplier, Clariant Corporation, to provide us with PCMX, which is the biocide used in our products. Clariant Corporation is one of the largest suppliers of PCMX in the United States. If Clariant Corporation is unable to supply us with PCMX in the quantities and on the economic terms that we require, it could have a material adverse effect on our business. We have no written agreement with Clariant.

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

We depend upon third parties to sell our product both in the United States and internationally and if we are unable to establish sufficient sales and marketing capabilities or enter into and maintain appropriate arrangements with third parties to sell, market and distribute our product, our business will be harmed.

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

As a result of our sale of Notes in April through June 2009, we have incurred significant additional indebtedness and if we are unable to generate sufficient cash flow from which to make payments on the Notes or out other indebtedness, we will be required to seek additional financing.

As a result of our sale of Notes in April through June 2009, we incurred indebtedness of $895,000 in addition to our prior outstanding indebtedness of $1,758,210.  The degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on our Notes and other indebtedness;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.

We expect to incur substantial net operating losses for the foreseeable future and we may not have sufficient funds to pay any amounts due on any or all of our indebtedness.  If we are unable to pay the amounts due on our indebtedness, we may be required to refinance all or a portion of the Notes and our other indebtedness or seek additional financing.  There can be no assurance that we will be able to refinance any of our indebtedness or obtain additional financing on commercially reasonable terms, if at all.  If we are required to refinance our indebtedness or seek additional financing, we may be required to severely curtail or cease our operations.

Risks Related To Our Common Stock

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

Future issuances of shares of our common stock pursuant to the exercise of options and warrants and conversion of convertible securities may decrease the market price of our common stock.

As of March 31, 2009, we had 16,203,654 shares of common stock outstanding, which includes 3,914 shares issuable upon the exercise of warrants and 136,187 shares issuable upon the exercise of options held in escrow which are issuable to holders of warrants and options to acquire EnviroSystems preferred stock. If such options and/or warrants expire unexercised, the shares of common stock issuable to such holders will be distributed pro rata among the EnviroSystems Security holders. We also have 637,500 shares of common stock issuable upon exercise of warrants issued in our January Offering, 2,800,000 shares of common stock issuable upon the exercise of warrants originally issued to MV Nanotech Corp., 2,500,000 shares of common stock issuable upon exercise of a warrant issued pursuant to our Settlement Agreement, 1,500,000 shares of common stock issuable upon exercise of warrants issued pursuant to a financing agreement with ANPG Lending, LLC and 1,790,000 shares of common stock issuable upon the exercise of warrants issued in April through June 2009.  In addition, the Notes issued in April through June 2009 are convertible into up to 1,790,000 shares of common stock.  Further, we have up to an additional 3,700,000 shares of common stock reserved for future issuance under our 2004 Equity Compensation Plan and our 2006 Incentive Stock Plan. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.          PROPERTIES.

Facilities

Our principal executive offices are located at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117. We entered into a lease for this space, which is approximately 2,800 square feet in June 2006.  The original term of the lease was for two years commencing on August 15, 2006, with an option to renew for an additional two years.  In August 2008, we exercise our option and renewed the lease.  Rent is $5,200 per month, with no common charges.  We have renegotiated our lease commitment and after July 31, 2009 we are free to relocate from our current offices, we are currently in the process of seeking less expensive alternative office space.  As a result of current economic conditions we believe that we can significantly reduce our monthly cost for our executive offices.

In June 2006 we entered into a lease for a laboratory facility in Mentor, Ohio. The space is approximately 1,440 square feet. The lease has a two year term, commencing on August 1, 2006 and ending in June 2008 and the rent is $900 per month.

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

	High	Low
Period from January 1, 2009 to March 31, 2009	$0.30	$0.15
Period from October 1, 2008 to December 21, 2008	$0.73	$0.24
Period from July 1, 2008 to September 30, 2008	$0.84	$0.50
Period from April 1, 2008 to June 30, 2008	$0.90	$0.50
Period from January 1, 2008 to March 31, 2008	$1.01	$0.55
Period from October 1, 2007 to December 31, 2007	$2.25	$0.91
Period from July 1, 2007 to September 30, 2007	$2.25	$1.60
Period from April 1, 2007 to June 30, 2007	$3.00	$1.80

Number of Stockholders

As of March 31, 2009, there were approximately 650 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business .

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2009 we sold 113,636 shares of restricted common stock to OGP Group LLC, a Delaware limited liability company (“OGP”) for aggregate consideration of $100,000 and issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of our common stock at an exercise price of $0.88 per share pursuant to the terms of a Securities Purchase Agreement between us and OGP (the “Purchase Agreement”).  The securities were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  We made this determination based on the representations by OGP to us in the Purchase Agreement that it was, among other things, an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that it was acquiring such securities for investment purposes for its own account and not as a nominee or agent, and not with a view to resale or distribution, and that it understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6.	SELECTED FINANCIAL DATA.

This item is not applicable because we are a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The  following  discussion  and analysis of our  financial  condition  and results of  operations  should be read in  conjunction with our Consolidated  Financial Statements and the related notes included in this report.  Those statements in the following  discussion that are not historical in nature should be considered to be forward-looking  statements that are inherently uncertain.  See “Forward-Looking Statements.”

Overview

From our inception in August 2004, until our acquisition of EnviroSystems in a reverse merger transaction in January 2006, we had no material assets and/or business operations. As a result of the merger, EnviroSystems became our wholly owned subsidiary and our business became that of EnviroSystems. EnviroSystems was incorporated in the State of Nevada in 1996.

Through EnviroSystems, we produce disinfecting, sanitizing and cleaning products designed to help prevent the spread of infectious microorganisms, while minimizing the harmful effects to people, application surfaces and the environment.  We have developed and have trade secret rights to what we believe to be a unique and proprietary Parachlorometaxylenol (more commonly known as PCMX).

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

Among our near-term priorities, we intend to continue to work to reintroduce a hospital grade disinfectant product to replace the product called EcoTru®. This product had historically been EnviroSystems’ primary product and accounted for a majority of its revenue, but was removed from the market in 2006.  The reformulated EcoTru® is expected to demonstrate through testing that it will effectively kill numerous bacteria, fungi, and viruses, including Hepatitis B and C, HIV, herpes and influenza. Likewise, in addition to being highly effective as a disinfectant, our reformulated EcoTru® is expected to occupy a unique position in the market place in that it will combine this microbial effectiveness in a disinfectant product which also will have a favorable profile for health and environmental effects.

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

Results of Operations

Year Ended March 31, 2009 compared to Year Ended March 31, 2008

Revenues.  Our revenues for the year ended March 31, 2009 and 2008 were $85,969 and $115,284, respectively. This is a decrease of $29,315. This decrease is directly attributive to larger initial orders from our distributors to stock our  EnviroTru® and EnviroTru 1453® which initially became available for sale in September  2007. Subsequent reorders from our distributors have been smaller in comparison to the initial orders placed. Revenues from the sales of SurfaceTru® Cleaning & Deodorizing Wipes for the year ended March 31, 2009 and 2008 were $25,475 and $53,994. Revenues from the sales of EnviroTru® and EnviroTru 1453® for the year ended March 31, 2009 and 2008 were $39,572 and $59,945. Revenues from the sales of the Electro-Static Sprayer for the year ended March 31, 2009 and 2008 $16,800 and $-0-. The Electro-Static Sprayer was not available for sale in the prior year.

Revenues for the year ended March 31, 2009 and 2008 were composed of the following:

	Year Ended March 31,
Products	2009	2008
SurfaceTru®	0.79%	-
SurfaceTru® Cleaning & Deodorizing Wipes	29.63%	46.85%
EnviroTru® and EnviroTru 1453®	45.41%	52.00%
EquineTru®	4.63%	1.15%
Electro-Satic Sprayer	19.54%	-

Cost of Sales. Cost of sales for the Nine Months ended December 31, 2009 and 2008 were $77,612 and $139,537, respectively, a decrease of $61,925.  As a percentage of revenues, for the Nine Months ended December 31, 2009 and 2008, cost of sales represented 90% and 121% of revenues, respectively.  Cost of sales for the year ended March 31, 2009 and 2008 includes $5,019 and $15,840 for disposal cost of material that scrapped and $10,706 and $46,269 of raw material cost from inventory we produced prior to our inventory production contract with Minntech. Under the production contract with Minntech, they are responsible for the procurement of raw materials. During the year ended March 31, 2009 and 2008, depreciation expense in the amount of $34,371 and $27,742 was recorded for manufacturing equipment that sat idle and is included as part of Operating Expenses on the Consolidated Statement of Operations.

Operating Expenses. Total operating expenses for the year ended March 31, 2009 and 2008 were $3,920,599 and $4,543,564, respectively, a decrease of $622,965 or 13.71%. The decrease was attributed to an increase in marketing and sales department expenses of $30,440, a decrease in product development expenses of $66,550, a decrease in corporate expenses of $369,212, a decrease in finance and administrative expenses of $39,957, a decrease in consulting expenses of $749,112, a decrease in compensation cost for re-pricing warrants of $349,937 and an increase in financing expenses of $921,363.

Marketing and Sales. During the year ended March 31, 2009, the Company’s expenditures on its marketing and sales efforts increased from the prior year. For the years ended March 31, 2009 and 2008 the costs and expenses in this area was $339,697 and $309,257, an increase of $30,440 or 9.84%.  The increase in cost includes amounts for an additional sales associate in our sales department to help in the promotion of our products. Other increases include amounts spent on advertising and marketing efforts. Decreases included amounts incurred for consultants in the prior period that were not employed in the current period.

Product Development. Product development costs decreased to $433,556 for the year ended March 31, 2009 as compared to $500,106 for the year ended March 31, 2008, a decrease of $66,550 or 13.31%. This decrease was primarily the result of decreased testing of our products and development of potential products.

Corporate. Corporate cost decreased to $729,268 for the year ended March 31, 2009 as compared to $1,098,480 for the year ended March 31, 2008, a decrease of $369,212 or 33.61%. The decrease is attributed to the intrinsic cost of issuing Stock options and stock warrants which is calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the years ended March 31, 2009 and 2008 amounted to $33,798 and $320,245, respectively.  The decrease also includes the cost of fees paid for registering our products with the EPA and in the states where our products are registered and sold and the professional fees paid to process the registrations. Registration fees and professional fees for the EPA and similar States agencies were $31,607 and $31,552 for the year ended March 31, 2009 and 2008, a decrease of 50,055. The decrease also includes a reduction in Directors and Officers insurance. Directors and Officers insurance was $49,365 and $69,767 for the year ended March 31, 2009 and 2008, a decrease of 20,402.

Finance and administrative. Finance and administrative cost decreased to $403,284 for the year ended March 31, 2009 as compared to $443,241 for the year ended March 31, 2008, a decrease of $39,957 or 9.02%. Expenses that decreased from the prior period included fees for professional services of $45,168 and an increase in compensation expenses of $12,461 for options issued to employees.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost decreased to $261,375 for the year ended March 31, 2009 as compared to $1,098,480 for the year ended March 31, 2008, a decrease of $749,112 or 68.20%. Restricted stock was issued in the year ended March 31, 2009 and 2008 in the amounts of $204,500 and $-0-. A portion of the decrease is attributed to the intrinsic cost of issuing Stock warrants which are calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the years ended March 31, 2009 and 2008 amounted to $56,875 and $940,487, respectively, a decrease of $925,104.  In the years ended March 31, 2009 and 2008 we paid cash compensation of $70,000 and $-0-, respectively.

Compensation Cost for Re-Pricing Warrants. Compensation Cost for Re-Pricing Warrants decreased to $582,056 for the year ended March 31, 2009 as compared to $931,993 for the year ended March 31, 2008, a decrease of $349,937 or 37.55%. The decrease is attributed to the intrinsic cost of re-pricing of existing warrants which is calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the years ended March 31, 2009 and 2008 amounted to $582,056 and $931,933, respectively.

Financing Expense. Financing cost increased to $1,171,363 from $250,000 for the years ended March 31, 2009 and 2008, an increase of $921,363 or 368.55%. The increase is attributed to the intrinsic cost of detachable warrants issued with convertible debt in the years ended March 31, 2009 and 2008.

Liquidity and Capital Resources

For the year ended March 31, 2009, we used $922,166 in operating activities, compared with $1,968,057 used in operating activities for the year ended March 31, 2008, a decrease of $1,045,891 or 53.14%. A portion of the decrease includes increase in the balance of accounts payable and accrued expenses of $273,798, an increase in the balance of accrued interest payable of $116,693 and an increase in the balance of wages payable of $188,840.

We had net cash provided by financing activities of $581,770 for the year ended March 31, 2009 compared with $628,608 provided by financing activities for the year ended March 31, 2008. Cash provided by financing activities for the year ended March 31, 2009, includes $135,000 in proceeds from the sale of common stock, $188,560 from the exercise and re-pricing of common stock warrants, and net proceeds of 258,210 from notes payable.

We had net cash used in investing activities of $-0- and $21,811 for the year ended March 31, 2009 and 2008. This amount was used in the purchase of research equipment for our product development department.

At March 31, 2009 and 2008, we had cash and cash equivalents available in the amounts of $11,231 and $351,627, a decrease of $340,396.

Contractual Obligations

Operating Leases
We have entered into two lease agreements for office and laboratory facilities. The lease agreement for our laboratory facility located in Mentor, Ohio required us to pay $10,800 for the year July 31, 2007 to July 31, 2008. We are now leasing this facility on a month to month basis for $917 per month. The lease for our office space in Mooresville, North Carolina required us to pay $73,200 during the fiscal year ended March 31, 2009.  In August 2008, we renewed this lease and in April 2009 we renegotiated this lease. At September 30, 2009, this lease will terminate and we will be leasing on a month to month basis for $2,200 per month.

Rent expense relating to operating space leased was approximately $84,166 and $111,124 for the years ended March 31, 2009 and 2008, respectively.

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$35,400	$35,400	—	—	—
Laboratory Lease (1)	—	—	—	—	—
Total Contractual Cash Obligations	$35,400	$35,400	—	—	—

(1) The laboratory lease has expired and the Company continues leasing these premises on a month to month basis

Executive Employment Contracts
The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At January 9, 2009 the contract expired and has not been renewed.  The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. All of these were fully vested at March 31, 2009.

Manufacturing Contract
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable because the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements for the fiscal year ended March 31, 2009 begins on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A (T).	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10K, Anpath’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2009, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures.  As a result of the material weakness identified, management concluded that Anpath’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, Anpath believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, Anpath’s financial condition as of March 31, 2009 and 2008, and the results of its operations and cash flows for the years ended March 31, 2009 and 2008, in conformity with United States generally accepted accounting principles (GAAP).

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

Anpath’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, Anpath management has concluded that, as of March 31, 2009, Anpath’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO.

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

The Company intends, as capital resources allow, to remedy its material weaknesses by identifying steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.  Despite the Company’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives may require the Company to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, Anpath internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our and EnviroSystems' executive officers and directors, together with such person's business experience during the past five (5) years.

Name	Age	Position(s)
J. Lloyd Breedlove	61	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	50	Chief Financial Officer, Secretary, Director
Paul S. Malchesky	62	Chief Science Officer, EnviroSystems
Jeff Savino	55	Vice President, Marketing and Sales, EnviroSystems

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

Stephen Hoelscher

Mr. Hoelscher has been our and EnviroSystems' Chief Financial Officer, Secretary and a member of our board of directors since January 10, 2006. Mr. Hoelscher is a Certified Public Accountant and has 29 years of accounting and auditing experience. Mr. Hoelscher is a 5% owner of, and also the CFO for, Mastodon Ventures, Inc., a financial consulting business in Austin, Texas, a position that he has held since 2000. Mastodon Ventures, Inc. is an affiliate of MV Nanotech Corp. which previously made loans to us in the aggregate amount of $850,000, which amount (plus accrued but unpaid interest) was repaid out of the net proceeds of our private offering completed in January 2006. Since May, 2004, Mr. Hoelscher has also served as the Chief Financial Officer of EnXnet, Inc, a Tulsa, Oklahoma based publicly traded technology company, and he has provided accounting consulting services to EnXnet since January 2001. Mr. Hoelscher will continue to provide limited consultation to Mastodon and will continue to consult with EnXnet but will devote such time as necessary to the performance of his duties to us. From 1997 to 2000, Mr. Hoelscher was the Controller for Aperian, Inc. an Austin, Texas based publicly traded company. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

Committees of the Board of Directors

Our board of directors does not have any committees.  We do not have a nominating committee because the board has determined that since the board consists of two members it was not necessary to have a nominating committee.  Our board of directors, which consists of Mr. Breedlove and Mr. Hoelscher, participates in the consideration of director nominees.

Our board of directors does not have a separately-designated standing audit committee and our entire board serves as the audit committee. We have not adopted an audit committee charter or made a determination as to whether any of our directors would qualify as an audit committee financial expert.

Code of Ethics.

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to each named executive officer for the fiscal years ended March 31, 2009 and 2008.

									Nonqualified
								Non-Equity	Deferred	All
					Stock	Option		Incentive Plan	Compensation	Other
Name and Principal		Salary		Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)		($)	($)	($)	($)
						(A)
J. Lloyd Breedlove,	2009	$260,041	(1)	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-	$260,041
Pres., CEO and	2008	$260,041		$-0-	$-0-	$242,060	(2)	$-0-	$-0-	$-0-	$502,101
Director (1)

Stephen Hoelscher,	2009	$140,016	(2)	$-0-	$-0-	$62,885	(4)	$-0-	$-0-	$-0-	$202,901
CFO, Secretary and Director	2008	$140,016		$-0-	$-0-	$62,885	(4)	$-0-	$-0-	$-0-	$202,901

(A) The Company used the Black-Scholes option price calculation to value the options issued to the officers using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; the actual exercise term of the options issued and the exercise price of options issued.

(1) The company was unable to pay Mr. Breedlove his full salary and all unpaid salary has been accrued. As of March 31, 2009, Mr. Breedlove’s accrued unpaid executive compensation was $97,500.

(2) An option for the purchase of 750,000 shares of common stock at an exercise price of $2.50 per share was granted to Mr. Breedlove on January 10, 2006. This option became fully vested and exercisable on January 9, 2008. This option has a termination date of January 9, 2011.

(3) The company was unable to pay Mr. Hoelscher his full salary and all unpaid salary has been accrued. As of March 31, 2009, Mr. Hoelscher’s accrued unpaid executive compensation was $58,340.

(4) An option for the purchase of 200,000 shares of common stock at an exercise price of $2.20 per share was granted to Mr. Hoelscher on December 18, 2006. This option becomes vested over a four year vesting schedule; 25% at the January 17, 2007and the remainder vesting in 36 equal monthly amounts through December 17, 2010. This option has a termination date of December 17, 2016.

Employment Agreements

We are party to an employment agreement with J. Lloyd Breedlove, pursuant to which Mr. Breedlove agreed to serve as our President, Chief Executive Officer and Chairman of the Board, effective January 10, 2006. The agreement has a 3 year term, commencing as of January 10, 2006. The agreement provides for a base salary of $225,000 during the first year of its term and $250,000 during each of the second and third years of its term. In addition, we paid to Mr. Breedlove a signing bonus of $50,000 and granted to Mr. Breedlove 4 year options to purchase up to 750,000 shares of our common stock at an exercise price of $2.50 per share, vesting over a three year period in equal installments. Under the agreement, we have the right to terminate Mr. Breedlove without cause upon 12 months prior written notice. If Mr. Breedlove is terminated without cause by us, he will be entitled to receive a lump sum payment equal to the lesser of 12 months of the base salary then in effect or the balance of this base salary due under the agreement for the remainder of the term of the agreement. In addition, Mr. Breedlove is entitled to participate in all our benefit programs in effect during the term of the agreement Mr. Breedlove’s employment agreement expired in January 2009 and has not been renewed as of march 31, 2009.

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

The plan is administered by our board of directors, which selects the eligible persons to whom options or stock awards shall be granted, determines the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option or stock award granted under the plan shall be evidenced by a written agreement between us and the optionee.

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

The 2006 Plan is administered by our board of directors, which will select the eligible persons to whom options or stock awards shall be granted, determine the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interpret the provisions of the plan and, subject to certain limitations, may amend the plan. Each option or stock award granted under the plan shall be evidenced by a written agreement between us and the optionee.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

Number of Securities Underlying Unexercised Options (#)

Name	Exercisable (Vested)		Unexercisable (Uvested)	Option Exercise Price ($)	Option Expiration Date
J. Lloyd Breedlove	750,000	(1)	-0-	$2.50	01/10/2011
Stephen Hoelscher	150,000	(2)	50,000	$2.20	12/17/2016

(1) An option for the purchase of 750,000 shares of common stock at an exercise price of $2.50 per share was granted to Mr. Breedlove on January 10, 2006. This option became fully vested and exercisable on January 9, 2008. This option has a termination date of January 9, 2011.

(2) An option for the purchase of 200,000 shares of common stock at an exercise price of $2.20 per share was granted to Mr. Hoelscher on December 18, 2006. This option becomes vested over a four year vesting schedule; 25% at the January 17, 2007and the remainder vesting in 36 equal monthly amounts through December 17, 2010. This option has a termination date of December 17, 2016.

OPTIONS EXERCISED and STOCK VESTED

No named executive officer exercised options in the fiscal years ended March 31, 2009 or March 31, 2008. Options held by the following named executive officers vested during the years ended:

	March 31,	March 31,
Name	2009	2008
J. Lloyd Breedlove	-0-	250,000
Stephen Hoelscher	50,000	50,000

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Lloyd Breedlove (1)	—	—	—	—	—	—	—
Stephen Hoelscher (1)	—	—	—	—	—	—	—
Stephen A. Schneider (2)	—	—	—	—	—	—	—
Paul A. Boyer (2)	—	—	$2,088	—	—	—	$2,088
David V. Gilroy (2)	—	—	$2,088	—	—	—	$2,088

(1) Board members who are also officers are not individually compensated for being on the Board of Directors.

(2) Mr. Schneider, Mr. Boyer, and Mr. Gilroy resigned from the Board of Directors on March 5, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,390,000	$2.34	2,310,000	*
Equity compensation plans not approved by security holders	—	—	—
Total	1,390,000	$2.34	2,310,000

* Represents remaining shares issuable under the 2004 Equity Compensation Plan and the 2006 Stock Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 29, 2009 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner	Amount (1)	Percent of Class
Directors and Named Executive Officers (2):
J. Lloyd Breedlove (3)	1,128,545	6.4%
Stephen Hoelscher (4)	284,024	1.7%

All directors and named executive officers as a group (two persons)	1,413,569	8.1%

Other 5% or Greater Beneficial Owners
The Ferguson Living Trust UDT 8/13/74 (5) 2100 Gold Street San Jose, CA 95164	2,915,562	15.0%

Alma and Gabriel Elias (6) 509 Spring Avenue Elkins Park, PA 19027	1,485,000	8.7%

Other Stockholders
MV Nanotech Corp. (7) 600 Congress Avenue, Suite 1220 Austin, TX 78701	241,753	1.4%

ANPG Lending LLC (8) c/o Romulus Holdings 2200 Fletcher Avenue Fort Lee, NJ 07024	3,224,137	4.9%

(1)
Beneficial ownership is calculated based on 16,503,654 shares of our common stock issued and outstanding as of June 29, 2009. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2)	The address for the directors and named executive officers is c/o Anpath Group, Inc., 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117.

(3)
Includes 200,775 common stock shares, 750,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.50 per share and 116,146 shares of common stock issuable upon the exercise of options at an exercise price of $0.88 per share. Also includes 62,624 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems preferred stock, using a conversion ratio of 1.956994 shares of our common stock for each share of EnviroSystems preferred stock issuable upon exercise. Mr. Breedlove holds options to purchase 32,000 shares of EnviroSystems preferred stock which are exercisable to purchase up to 62,624 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems preferred stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, Mr. Breedlove would be eligible to receive additional shares of common stock. This amount does not include 750,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.24 per share which have not vested.

(4)
Includes 110,540 common stock shares, 166,666 shares of common stock issuable upon the exercise of options at an exercise price of $2.20 per share and 6,818 shares of common stock issuable upon the exercise of options at an exercise price of $0.88 per share. Mr. Hoelscher is a 5% owner and the CFO of Mastodon Ventures, Inc. Such shares do not include the shares of common stock issuable upon exercise of warrants to purchase common stock held by MV Nanotech Corp, a subsidiary of Mastodon Ventures, Inc. This amount does not include 33,334 shares of common stock issuable upon the exercise of options at an exercise price of $2.20 per share which have not vested. This amount does not include 200,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.24 per share which have not vested.

(5)
Includes 2,500,000 shares of common stock issuable upon the exercise of warrants to purchase common stock. Also includes 415,562 shares of common stock issued in exchange for shares of EnviroSystems preferred stock.

(6)
Includes 1,000,000 shares of common stock owned by Alma and Gabriel Elias and also includes 485,000 shares of common stock owned by Wholesale Realtors Supply. Gabriel Elias has voting control over the shares held by Wholesale Realtors Supply.

(7)	Includes 241,753 shares of common stock issuable upon the exercise of warrants held by MV Nanotech Corp.

(8)
Such shares include 735,000 shares of common stock out of a total of approximately 3,224,137 shares of common stock issuable upon the conversion of convertible promissory notes (the “Notes”) and 1,500,000 issuable upon the exercise of warrants (the “Warrants”). The Notes have an aggregate principal balance of $1,500,000 and are convertible into shares of common stock at a price of $0.87 per share, subject to adjustment pursuant to anti-dilution provisions in the Notes. The Warrants have an exercise price of $0.87 per share, subject to adjustment pursuant to anti-dilution provisions in the Warrants. The Notes and Warrants have limits on exercise and conversion. According to the terms of the Notes and the Warrants held by ANPG Lending LLC, it is prohibited from converting the Notes or exercising its Warrants if after such exercise or conversion, ANPG Lending LLC’s percentage ownership of common stock would exceed 4.9%. If there were no such restrictions in the Notes and Warrants, and ANPG Lending LLC had the right to exercise such Notes and Warrants for all 3,224,137 shares, ANPG Limited LLC would be deemed to own approximately 16.3% of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

Other  than the  compensation  and  employment  arrangements  described above,  we have not entered into any  transactions  with any of our directors or executive officers or their immediate family members during the fiscal ended March 31, 2009.

Director Independence

The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of March 31, 2009, the Board determined that none of its directors are independent based upon such criteria.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Williams & Webster, P.A. was our independent registered public accounting firm for fiscal years ended March 31, 2009 and 2008. Set forth below are the fees and expenses for Williams & Webster, P.A. for each of the last two years for the following services provided to us:

	2009	2008
Audit Fees	$65,130	$45,844
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Except as described above, we have not been billed for any services by Williams & Webster, P.A. Our Board of Directors acts as our audit committee. Our Board of Directors has not authorized Williams & Webster, P.A. to provide any other services for us.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10K are filed as a part of this report.

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

10.4	Escrow and Lock-Up Agreement, dated as of November 11, 2005 by and between Telecomm, Daniel Ferguson, as shareholder agent, EnviroSystems and Jerold K. Levien, Esq. as escrow agent.(4)
10.5	Form of Registration Rights Agreement between Telecomm Sales Network, Inc. and the other signatories thereto. (5)
10.6	Commercial Lease Agreement dated June 6, 2006 by and between Morlake Executive Suites and EnviroSystems, Inc. (5)
10.7	Telecomm Sales Network, Inc. 2006 Stock Incentive Plan (5)+
10.8	Form of Incentive Stock Option Agreement (5)+
10.9	Form of Non-Qualified Stock Option Agreement (5)+
10.10	Form of Restricted Stock Agreement (5)+
10.11	Employment Agreement made as of January 19, 2006 between Telecomm Sales Network, Inc. and J. Lloyd Breedlove(4)
10.12	Manufacturing Agreement dated as of August 1, 2006 between EnviroSystems, Inc. and Minntech Corporation (6) *
10.13	Intellectual Property Assignment Agreement between EnviroSystems, Inc. American Children’s Foundation, Richard H. Othus, Andrew D.B. Lambie and Cascade Chemical Corporation.(9)
10.14	Consent Agreement and Final Order with United States Environmental Protection Agency (6)
10.15	Securities Purchase Agreement dated as of March 7, 2007 between MV Nanotech Corp., the Singer Children’s Management Trust and, solely with respect to sections 4 and 8, Anpath Group, Inc.
10.16	Settlement Agreement dated as of July 6, 2007 by and among Anpath Group, Inc., MV Nanotech Corp. and The Ferguson Living Trust UTD 8/13/74 and Daniel Ferguson in his capacity as Shareholder Agent (8)
10.17	Lock-Up Agreement made and entered into as of July 6, 2007 (8)
10.18	Loan and Security Agreement dated as of January 8, 2008 by and between Anpath Group, Inc. and ANPG Lending LLC (without exhibits or schedules).(10)
10.19	Securities Repurchase Agreement dated as of January 8, 2008 by and between Anpath Group, Inc, ANPG Lending LLC and the Singer Children’s Management Trust (without exhibits or schedules) (10).
10.20	Form of Subscription Agreement between the Company and the investors in the Company’s December 2008 offering of Units consisting of Notes and Warrants (12)
10.21	Form of Note (12)
10.22	Form of Warrant (12)
10.23	Form of Registration Rights Agreement between the Company and each of the investors in the Company’s December 2008 offering (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (12)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (12)
32.1	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 filed on March 16, 2005 and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 11, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 17, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on January 12, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the registrant’s Transition Report on Form 10KSB filed on June 29, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to the registrant’s Form 10-QSB for the quarter ended September 30, 2006 filed on November 15, 2006.
(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on January 17, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 10, 2007 and incorporated herein by reference.
(9)	Filed as an exhibit to Amendment 2 to the registrant’s registration statement on Form SB-2 filed on April 16, 2007 and incorporated herein by reference.
(10)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on January 14, 2008 and incorporated herein by reference
(11)	Filed as an exhibit to the registrant’s Transition Report on Form 10K filed on July 9, 2008 and incorporated herein by reference.
(12)	Filed herein

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

July 10, 2009	ANPATH GROUP, INC.

By: /s/ J. Lloyd Breedlove
Name: J. Lloyd Breedlove
Title: President and CEO

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 10, 2009	/s/ J. Lloyd Breedlove
J. Lloyd Breedlove, President, Chief Executive Officer and Director (principal executive officer)

July 10, 2009	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer and Director (principal financial and accounting officer)

To the Board of Directors and
Stockholders of Anpath Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Anpath Group, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpath Group, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2009 and 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 10, 2009

ANPATH GROUP, INC
Consolidated Balance Sheets as of March 31, 2009 and 2008

	Year Ended
	March 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$11,231	$351,627
Accounts receivable, net	10,241	16,880
Prepaid expenses	4,817	96,061
Inventory	22,354	49,399
TOTAL CURRENT ASSETS	48,643	513,967
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(205,676)	(138,712)
TOTAL FIXED ASSETS	198,365	265,329
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	198,082	244,338
TOTAL OTHER ASSETS	1,224,082	1,270,338
TOTAL ASSETS	$1,471,090	$2,049,634
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$395,525	$121,727
Accrued interest payable	135,570	23,877
Wages payable	188,840	—
Current maturities of long term debt, net of discount	1,484,357	—
TOTAL CURRENT LIABILITIES	2,204,292	145,604
LONG TERM LIABILITIES
Notes payable, net of discount	—	250,000
TOTAL LONG TERM LIABILITIES	—	250,000
TOTAL LIABILITIES	—	395,604
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,203,654 and 14,249,889 shares issued and outstanding	1,620	1,425
Additional paid-in capital	28,863,063	27,226,561
Accumulated deficit	(29,597,885)	(25,573,956)
TOTAL STOCKHOLDERS' EQUITY	(733,202)	1,654,030
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,471,090	$2,049,634

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations
For the fiscal years ended March 31, 2009 and 2008

	Years Ended
	March 31,
	2009	2008
REVENUES	$85,969	$115,284
COST OF SALES	77,612	139,537
Gross Profit	8,357	(24,253)
EXPENSES
Sales	339,697	309,257
Product development	433,556	500,106
Corporate	729,268	1,098,480
Finance and administrative	403,284	443,241
Consultants	261,375	1,010,487
Compensation cost for re-pricing warrants	582,056	931,993
Financing expense	1,171,363	250,000
Total Expenses	3,920,599	4,543,564
LOSS FROM OPERATIONS	(3,912,242)	(4,567,817)
OTHER INCOME (EXPENSE)
Interest expense	(111,693)	(23,877)
Interest income	6	17,742
Impairment of long lived assets	—	(374,000)
Total Other Income (Expense)	(111,687)	(380,135)
LOSS BEFORE TAXES	(4,023,929)	(4,947,952)
INCOME TAX EXPENSE	—	(349)
NET LOSS	$(4,023,929)	$(4,948,301)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.28)	$(0.33)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,650,443	14,793,058

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Shareholders' Equity
For fiscal years ended March 31, 2009 and 2008

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2007	16,299,889	$1,630	$23,789,948	$(20,625,655)	$3,165,923
Common stock issued at a price of $1.25 per sharein the exercise of warrants	200,000	20	249,980	—	250,000
Common stock issued for services	500,000	50	877,450	—	877,500
Common stock surrendered in Settlement Agreement	(2,500,000)	(250)	250	—	—
Common stock purchased and held in Treasury	(250,000)	(25)	(624,975)	—	(625,000)
Stock options granted and warrants issued	—	—	2,001,915	—	2,001,915
Warrants re-priced	—	—	931,993	—	931,993
Net loss for the year ended March 31, 2008	—	—	—	(4,948,301)	(4,948,301)
Balance, March 31, 2008	14,249,889	1,425	27,226,561	(25,573,956)	1,654,030
Common stock issued at a price of $.20 per share in the exercise of warrants	675,000	68	134,932	—	135,000
Common stock issued for services	1,165,129	116	325,886	—	326,002
Common stock and warrants issued at a price of $.88 per share for cash	113,636	11	99,989	—	100,000
Stock options granted and warrants issued	—	—	405,079	—	405,079
Warrants re-priced for cash at $.20 per warrant	—	—	88,560	—	88,560
Warrants re-priced in exchange for services rendered	—	—	582,056	—	582,056
Net loss for the year ended March 31, 2009	—	—	—	(4,023,929)	(4,023,929)
Balance, March 31, 2009	16,203,654	$1,620	$28,863,063	$(29,597,885)	$(733,202)

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
For the fiscal years ended March 31, 2009 and 2008

	Year Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,023,929)	$(4,948,301)
(Gain) loss on disposal of assets	—	—
Depreciation and amortization	66,964	54,542
Stock issued for services	326,002	877,500
Stock options granted and warrants issued	363,587	2,933,908
Warrants re-priced in exchange for services	623,548	—
Financing expense	1,171,363	250,000
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	6,639	491
Decrease (increase) in prepaid expenses	91,244	(65,568)
Decrease (increase) in inventory	27,045	48,680
Decrease in trade secrets	—	374,000
Decrease (increase) in deposits	46,256	(33,480)
Increase (decrease) in accounts payable & accrued expenses	273,798	67,170
Increase (decrease) in accrued interest payable	111,693	—
Increase (decrease) in wages payable	188,840	—
Increase (decrease) in discount on note payable	(195,216)	(1,500,000)
Increase (decrease) in product recall reserve	—	(26,999)
Net cash used by operating activities	(922,166)	(1,968,057)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(21,811)
Net cash provided (used) in investing activities	—	(21,811)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	393,210	1,500,000
Payments on notes payable	(135,000)	—
Proceeds from the re-price of warrants	88,560	—
Proceeds from exercise of warrants	100,000	250,000
Sale (Purchase) of common stock	135,000	(625,000)
Net cash provided by financing activities	581,770	628,608
NET INCREASE (DECREASE) IN CASH	(340,396)	(864,868)
CASH - Beginning of period	351,627	1,216,495
CASH - End of period	$11,231	$351,627
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$349

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
For the fiscal years ended March 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anpath Group, Inc. (hereinafter “the Company”) was incorporated in the State of Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s name was changed to Anpath Group, Inc on January 8, 2007. Formerly name was Telecomm Sales Network, Inc. The Company’s headquarters is located in Mooresville, North Carolina and its year end is March 31.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $889 at March 31, 2009 and 2008, respectively.

Advertising
The Company expenses advertising costs as they are incurred and are included as part of Sales expense.  For the years ended March 31, 2009 and 2008 the Company incurred $13,902 and $5,150, respectively in advertising cost.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2009 and 2008, basic and diluted net loss per share are the same, as for the years ended March 31, 2009 and 2008, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive. As of March 31, 2009 and 2008, the Company had stock equivalents of 9,051,465 and 9,333,815 outstanding.

Compensated Absences
Employees earn personal leave time based on hours worked and longevity. These benefits are vested when earned but cannot be carried over from calendar year to calendar year. Benefits are accrued as they are earned and are reflected in the financial statements. Accrued compensated absences at March 31, 2009 and 2008 were $31,636 and $28,289, respectively.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of March 31, 2009 and 2008.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

Level 2. Inputs from other than quoted prices in active markets that are observable either directly or indirectly. The Company has no Level 2 assets or liabilities; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company has no Level 3 assets or liabilities.

The Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature until January 1, 2009. FSP 157-2 will not have a material effect on the Company’s financial position, results of operations and cash flows.

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

The following table summarizes the Company's fixed assets:

	March 31,
	2009	2008
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,138	118,051
Capitalized Software	3,210	3,210
	382,230	382,230
Allowance for Depreciation	(205,676)	(138,712)
Fixed Assets, net	$198,365	$265,329

Depreciation expense for the year ended March 31, 2009 and 2008 was $66,964 and $54,542, respectively.

Depreciation expense on manufacturing equipment is included as a part of Cost of Sales on the Consolidated Statement of Operations. During the year ended March 31, 2009 and 2008, depreciation expense on manufacturing equipment was $2,733 and $3,618.

Depreciation expense in the amount of $34,371 and $27,742 for the years ended March 31, 2009 and 2008 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

Depreciation expense on all other equipment is included as part of Expenses on the Consolidated Statement of Operations.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the years ended March 31, 2009 and 2008, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of approximately $1,800,000 to continue operations for the next twelve months.

Impairment of Long Lived Assets
The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets under the guidance of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” On an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment. The Company determined that the Trade Secrets was impaired by $374,000 during the year ended March 31, 2008 and has taken a charge for this amount. As of March 31, 2009 no further impairment of this trade secret was deemed necessary.

Concentration Risk
Sales to our top ten customers represented approximately 98.58% and 98.45% of our sales for the years ended March 31, 2009 and 2008. During the years ended March 31, 2009 and 2008 approximately 51% and 53% of our sales came from the EnviroTru products while 29% and 47% came from cleaning wipes. In the year ended march 31, 2009 we started selling an electrostatic sprayer and approximately 20% of our revenues came from the sales of  sprayers.

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

Recent Accounting Pronouncements

SFAS 165
In May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

EITF 07-03
In September 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF Issue No. 07-03"). EITF Issue No. 07-03 addresses the diversity which exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. Under EITF Issue No. 07-03 an entity would defer and capitalize nonrefundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company's adoption of EITF Issue No. 07-03 as of April 1, 2008 did not have a material impact on its financial position or results of operations.

SFAS 157-3
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) the company's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 did not have a material effect on the Company's financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
For the fiscal years ended March 31, 2009 and 2008

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

Stock Based Compensation

The Company measures compensation cost for its stock based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) , "Accounting for Stock-Based Compensation", requires companies to include expenses in net income (loss) and earnings (loss) for each issuance of options and warrants. The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants. The Company recorded compensation expense of $949,550 and $1,433,908 for years ended March 31, 2009 and 2008, respectively.

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. The Company determined that the Trade Secrets was impaired by $374,000 during the year ended March 31, 2008 and has taken a charge for this amount. As of March 31, 2009 no further impairment of this trade secret was deemed necessary.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2009 and 2008, the Company’s uninsured cash balances total was $-0- and $256,142, respectively.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
For the fiscal years ended March 31, 2009 and 2008

 NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (first-in, first out basis) and include purchased raw materials, work-in-process and finished goods and consist of the following:

	March 31,
	2009	2008
Raw material	$22,354	$36,540
Work-in-progress	—	—
Finished goods	—	12,859
Inventory, net	$22,354	$43,399

NOTE 5 - INCOME TAXES

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

At March 31, 2009 and 2008, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $10,063,000 and $8,695,000, principally arising from net operating loss carryforwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008
Net operating loss carryforward:	$29,598,000	$25,574,000
Deferred tax asset	$10,063,000	$8,695,000
Deferred tax asset valuation allowance	(10,063,000)	(8,695,000)
Net deferred tax asset	$—	$—

At March 31, 2009 and 2008, the Company has net operating loss carryforwards of approximately $29,598,000 and $25,574,000, respectively, which begin to expire in the year 2014 through 2029. The change in valuation allowance from March 31, 2008 to March 31, 2009 is $1,368,000.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
For the fiscal years ended March 31, 2009 and 2008

NOTE 6 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	March 31,
	2009	2008
7% note due July 8, 2010 payable to ANPG Lending, LLC	$1,500,000	$1,500,000
6% notes due on or before May 10, 2009 payable to our CEO	102,210	-
6% notes due on or before February 24, 2009 payable to Arthur Douglas & Associates	85,000	-
6% notes due December 29, 2008 payable to our CFO	6,000	-
10% note due April 8, 2009 payable to an unrelated individual	25,000	-
10% note due June 10, 2009 payable to an unrelated individual	20,000	-
10% note due June 24, 2009 payable to an unrelated individual	20,000	-
Discount on notes payable	(273,853)	(1,250,000)
	$1,484,357	$250,000

During the year ended March 31, 2009 the Company borrowed from various parties the aggregate amount of $393,210. These loans are due on demand after 90 days and bear interest of 6% to 10% payable at maturity. Each note is convertible into common stock of the Company at a conversion rate of $.20 to $.88 per share. The loans are initially convertible into 697,966 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 512,966 shares of the Company’s common stock at an exercise rice of $.20 to $.88 per share.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used the actual three month T-Bill rate on the advance dates for the risk-free rate. The actual share price on advance dates; expected volatility of 67.36%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $122,173 and the total value of shares was $73,142.

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

The Notes are due and payable on July 8, 2009.  The Notes bear interest at a rate of 7% per annum and interest accrues and is payable on the maturity date of the Notes.  The Notes are convertible into shares of common stock of the Company at an initial conversion price of $0.87.  The conversion price is subject to certain anti-dilution adjustments.

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

NOTE 7 - COMMITMENT AND CONTINGENCIES

Operating Leases
The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating space leased was approximately $84,166 and $111,124 for the years ended March 31, 2009 and 2008, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$35,400	$35,400	—	—	—
Laboratory Lease (1)	—	—	—	—	—
Total Contractual Cash Obligations	$35,400	$35,400	—	—	—

(1) The laboratory lease has expired and the Company continues leasing these premises on a month to month basis

Executive Employment Contracts
The Company has entered into a three year employment contract with a key Company executive that provides for the continuation of salary to the executive if terminated for reasons other than cause, as defined in those agreements. At January 9, 2009 the contract expired and has not been renewed.  The Company also issued 750,000 stock options to purchase 750,000 common stock shares at $2.50 per share. The Company valued the options using the Black-Scholes option pricing calculation model and recognized $242,060 of compensation expense in the year ended March 31, 2008. All of these were fully vested at March 31, 2009.

NOTE 8 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of March 31, 2009 and 2008, no preferred stock has been issued by the Company.

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Common Stock and Warrants issued for Cash
On June 26, 2008, the Company entered into a Securities Purchase Agreement with The OGP Group LLC, a Delaware limited liability company (“OGP”) pursuant to which the Company sold to OGP 113,636 shares of restricted common stock of the Company at a price of $0.88 per Share.  In addition, the Company issued to OGP a five year warrant to purchase up to an aggregate of 113,636 shares of the Company’s common stock at an exercise price of $0.88 per share.  (See Note 11 Related Party Transactions)

Common Stock Issued for Services
On March 31, 2009 the Company issued 565,129 shares to four officers in lieu of salaries of $121,502 for the months of February and March 2009.

On October 1, 2008, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 100,000 shares of restricted common stock per month for a period of 12 months. During the year ended March 31, 2009, the Company issued 600,000 shares of restricted common stock valued at $204,500 to Arthur Douglas and Associates.

On January 1, 2008, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 250,000 shares of restricted common stock for services for a six month period. The Company issued 250,000 shares of restricted common stock valued at $227,500 to Arthur Douglas and Associates.

On May 27, 2007, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 250,000 shares of restricted common stock for services for a six month period. The Company issued 250,000 shares of restricted common stock valued at $650,000 to Arthur Douglas and Associates.

Conversion of Note Payable for Common Stock
On December 17, 2008, MV Nanotech Corporation called its notes payable in the amount of $135,000 in exchange for the exercise of 675,000 common stock warrants. The Company issued 675,000 shares of restricted common stock in this transaction.

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

NOTE 9 - STOCK PURCHASE WARRANTS

On November 20, 2008, the Board of Directors approved the re-pricing of outstanding stock purchase warrants held by MV Nanotech Corporation and Arthur Douglas and Associates in connection with their assistance in raising capital funds for the Company.  A total of 2,147,655 stock purchase warrants originally priced from $2.50 to $1.25 were re-priced to $.20 per stock purchase warrant. The Company valued the re-priced stock purchase warrants using the Black-Scholes option price calculation method. The Company recorded a charge of $582,056 for re-pricing these stock purchase warrants.

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

The following is a summary of all common stock warrant activity during the two years ended March 31, 2009:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2007	4,713,533	$2.50-5.00	$2.89
Warrants issued	4,250,000	0.87 – 2.70	1.97
Warrants expired	(823,191)	5.00	5.00
Warrants exercised	(200,000)	1.25	1.25
Warrants issued and exercisable at: March 31, 2008	7,940,342	$0.87-5.00	$2.25
Warrants issued	626,600	0.87-2.70	1.97
Warrants expired	(248,928)	5.00	5.00
Warrants exercised	(675,000)	0.20	0.20
Warrants issued and exercisable at: March 31, 2009	7,643,014	$0.20-5.00	$2.25

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2009:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20 - 5.00	641,414	0.77	$2.38
$0.20 - 2.50	2,125,000	1.03	0.95
$0.20 - 2.70	4,250,000	3.42	1.97
$0.20 – 0.88	626,600	4.52	0.56
	7,643,014	2.62	$1.55

The Company used the Black-Scholes option price calculation to value the warrants issued in the year ending March 31, 2009 and 2008 using the following assumptions: risk-free rate of 1.00-4.50%; volatility of 63-67%; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

NOTE 10 - EQUITY COMPENSATION PLAN

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

Under the Plans during the years ended March 31, 2009 and 2008, the Company granted 42,000 and 98,200 stock options to employees and directors. The options were granted with an exercise prices $0.63-2.85 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the year ended March 31, 2009 and 2008 of $15,000 and $86,612. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2009 and 2008 is $210,861 and $455,817 and has been expensed in the years ended March 31, 2009 and 2008, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of March 31, 2009 there were 2,310,000 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the two years ended March 31, 2009:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2007	2,578,255	$2.73
Options granted	98,200	1.75
Options expired	—	—
Options exercised	—	—
Options outstanding at March 31, 2008	2,676,455	2.75
Options granted	42,000	0.63
Options expired or canceled	(1,169,903)	3.01
Options exercised	—	—
Options outstanding at March 31, 2009	1,548,552	$2.49

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
For the fiscal years ended March 31, 2009 and 2008

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2008	2,298,955	$2.75
Options exercisable at March 31, 2009	1,548,552	$2.49

The following represents additional information related to common stock options outstanding and exercisable at March 31, 2009:

Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At March 31, 2009	Weighted Average Exercise Price (Exercisable Shares)
$3.40	63,854	5.59	$3.40	63,854	$3.40
$5.00	72,333	1.64	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	7.21	$2.06	22,365	$2.06
$2.00 - 2.85	1,390,000	4.30	$2.32	1,217,500	$2.34
$1.61 - 5.00	1,548,552	4.27	$2.49	1,376,052	$2.53

Total compensation cost related to non-vested stock options as of March 31, 2009 and 2008 was $178,101 and $409,158, respectively.

Weighted average period of non-vested stock options was 7.31 years as of March 31, 2009.

The Company used the Black-Scholes option price calculation to value the options granted in the year ended March 31, 2009 and 2008 using the following assumptions: risk-free rate of 1.0% to 4.5%; volatility of 63%; zero dividend yield; half the actual term and exercise price of warrants granted.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s CFO, and member of the Board of Directors, is a 5% owner and CFO of Mastodon Ventures, Inc. Mastodon provides office space and incidentals for the CFO at no cost to the Company. On June 26, 2008 Mastodon advanced the Company $35,000 in a short-term advance. On June 30, 2008, the Company returned to Mastodon $35,000 in repayment of the June 26, 2008 advance and on that date had no balances outstanding with Mastodon.

On July 29, and August 12, 2008, MV Nanotech Corporation, a subsidiary of Mastodon made loans to the Company in the amounts of $75,000 and $60,000, respectively.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to Mastodon five year warrants to purchase up to an aggregate of 153,409 shares of the Company’s common stock at an exercise price of $0.88 per share. MV Nanotech transferred 100,000 of these warrants to a non-affiliated individual. On November 20, 2008, the Board of Directors re-priced all outstanding warrants held by MV Nanotech to $.20 per warrant. On December 17, 2008, MV Nanotech Corporation called its notes payable in the amount of $135,000 in exchange for the exercise of 675,000 common stock warrants. The Company issued 675,000 shares of restricted common stock in this transaction. At March 31, 2009, the Company does not owe MV Nanotech Corporation any amounts.

During the year ended March 31, 2009, the Company’s CEO, made loans to the Company in the amount of $102,210.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 116,146 shares of the Company’s common stock at an exercise price of $0.88 per share. At March 31, 2009 the balance owed to the CEO on these loans was $102,210 plus accrued interest of $2,863.

On September 30, 2008, the Company’s CFO, made a loan to the Company in the amounts of $6,000.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share. At March 31, 2009 the balance owed to the CFO on this loan was $6,000 plus accrued interest of $182.

At March 31, 2009 the CEO and CFO have deferred their salaries in the amount $97,500 and $58,340, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

Private Placement
On December 11, 2008, the Company commenced a private offering, to accredited investors only, of up to 500 of its units (each a "Unit" and collectively, the "Units"), at a price of $10,000 per Unit, each Unit consisting of (i) an 8% subordinated convertible promissory note in the principal amount of $10,000, convertible into shares of the Company's common stock ("Common Stock") at an initial conversion price of $0.50 per share, maturing in one year, and (ii) a five year warrant to purchase up to 20,000 shares of Common Stock at an exercise price of $0.75 per share.

Through July 6, 2009 the Company has completed several rolling closings of the private offering. In the closings, Anpath sold approximately 90.5 units and received net proceeds of approximately $821,000 after payment of fees.

Forbearance Agreement with ANPG Lending, LLC
On June 26, 2009 the Company agreed to reduce the exercise price of the 1,500,000 warrants outstanding to ANPG Lending LLC to $0.20 in exchange for ANPG Lending LLC agreeing to extend the maturity date of the convertible loans aggregating $1,500,000 from July 8, 2009 to September 8, 2009 and the conversion price to $0.20 as well.