Form 10-Q
period 2009-06-30
Anpath Group, Inc.
filed 2009-08-14
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2009

or

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ❒ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $.0001 par value	16,603,654

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ANPATH GROUP, INC
Consolidated Balance Sheets

	Three Months Ended	Year Ended
	June 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$41,533	$11,231
Accounts receivable, net	33,447	10,241
Prepaid expenses	90,004	4,817
Inventory	-	22,354
TOTAL CURRENT ASSETS	164,984	48,643
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(222,108)	(205,676)
TOTAL FIXED ASSETS	181,933	198,365
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	191,959	198,082
TOTAL OTHER ASSETS	1,217,959	1,224,082
TOTAL ASSETS	$1,564,876	$1,471,090
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$415,008	$395,525
Accrued interest payable	174,626	135,570
Wages payable	153,339	188,840
Current maturities of long-term debt, net of discount	2,176,868	1,484,357
TOTAL CURRENT LIABILITIES	2,919,841	2,204,292
LONG TERM LIABILITIES
Notes payable, net of discount	-	-
TOTAL LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,919,841	2,204,292

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,503,654 and 16,203,654 shares issued and outstanding	1,650	1,620
Additional paid-in capital	29,382,848	28,863,063
Accumulated deficit	(30,739,463)	(29,597,885)
TOTAL STOCKHOLDERS' EQUITY	(1,354,965)	(733,2020)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,564,876	$1,471,090

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
REVENUES	$141,400	$18,359
COST OF SALES	105,503	25,257
Gross Profit	35,897	(6,898)
EXPENSES
Sales	63,118	95,534
Product development	66,519	106,604
Corporate	141,617	190,680
Finance and administrative	125,262	134,364
Consultants	116,000	56,875
Compensation cost for re-pricing warrants	265,383	-
Financing expense	359,437	250,000
Total Expenses	1,137,336	834,057
LOSS FROM OPERATIONS	(1,101,439)	(840,955)
OTHER INCOME (EXPENSE)
Interest expense	(40,139)	(26,542)
Other income	-	-
Interest income	-	6
Impairment of long lived assets	-	-
Total Other Income and Expense	(40,139)	(26,536)
LOSS BEFORE TAXES	(1,141,578)	(867,491)
INCOME TAX EXPENSE	-	-
NET LOSS	$(1,141,578)	$(867,491)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,300,654	14,250,820

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,141,578)	$(867,491)
Depreciation and amortization	16,432	16,696
Stock issued for services	86,000	-
Stock options granted and warrants issued	39,434	72,110
Stock options re-priced for services	265,383	-
Discount on note payable	303,185	250,000
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(23,206)	(2,804)
Decrease (increase) in prepaid expenses	(85,187)	70,881
Decrease (increase) in inventory	22,354	13,514
Decrease in trade secrets	-	-
Decrease (increase) in deposits	6,123	3,705
Increase (decrease) in accounts payable & accrued expenses	19,483	59,382
Increase (decrease) in accrued interest payable	39,056
Increase (decrease) in wages payable	(35,501)	-
Increase (decrease) in discount on notes payable	-	-
Net cash used by operating activities	(488,022)	(384,007)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	591,834	-
Payment of notes payable	(73,510)	-
Proceeds from the sale of common stock and warrants	-	100,000
Proceeds from the re-pricing of warrants	-	-
Net cash provided by financing activities	518,324	100,000
NET INCREASE (DECREASE) IN CASH	30,302	(284,007)
CASH - Beginning of period	11,231	351,627
CASH - End of period	$41,533	$67,620
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$1,083	$-
Income taxes	$-	$-

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Anpath Group, Inc. (hereinafter the “Company”) was incorporated in the State of Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s name was changed to Anpath Group, Inc on January 8, 2008 at a special meeting of the shareholders’ of the Company. The Company’s former name was Telecomm Sales Network, Inc. The Company’s headquarters is located in Mooresville, North Carolina. The Company’s year end is March 31.

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Annual Report on Form 10-K which was filed with the SEC on July 10, 2009. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.

Operating results for the three month period ending June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $1,036 at June 30, 2009 and March 31, 2009, respectively.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2009 and March 31, 2009, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At June 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $10,361,000 (March 31, 2009 - $8,695,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2009.

The significant components of the deferred tax asset at June 30, 2009 and March 31, 2009 were as follows:

	June 30,	March 31,
	2009	2008
Estimated net operating loss carry forward	$30,474,000	$29,598,000

Deferred tax asset	$10,361,000	$10,063,000
Deferred tax asset valuation allowance	(10,361,000)	(10,063,000)
Net deferred tax asset	$-	$-

At June 30, 2009, the Company has net operating loss carry forwards of approximately $30,474,000 ($29,598,000 in March 31, 2009), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2009 to June 30, 2009 was $298,000.

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
June 30, 2009

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

On April 1, 2008, we adopted SFAS 157. We had no assets or liabilities measured at fair value on a recurring basis. Therefore, the initial adoption of SFAS 157 had no impact on our Consolidated Financial Statements. On December 14, 2008 the FASB issued a proposed FASB staff position ("FSP") that would amend SFAS 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. For items within the scope of the proposed FSP the effective date of SFAS 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) and interim periods within those fiscal years. During February 2008, the FASB confirmed and made effective the FSP. The Company has chosen not to implement SFAS 157 for non-financial assets and non-financial liabilities at this time.

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

The following table summarizes the Company's fixed assets:

	June 30,	March 31,
	2009	2009
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Show Equipment	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,862	139,138
Capitalized Software	3,210	3,210
	404,041	382,230
Allowance for Depreciation and amortization	(222,108)	(205,676)
Fixed Assets, net	$181,933	$198,365

Depreciation expense for the Three Months periods ending June 30, 2009 and 2008 was $16,432 and $16,696 respectively.

During the three months ended June 30, 2009 and 2008, depreciation expense in the amount of $-0- and $8,522 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the three months ended June 30, 2009 and 2008, and has an accumulated deficit of $30,474,080 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $1,500,000 to continue operations for the next twelve months.

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

Concentration Risk

Sales to a metropolitan mass transit authority, international distributors and an airline distributor represented approximately 91.7% of our sales for the three months ended June 30, 2009 and sales to one distributor represented approximately 69.28 of our sales for the three months ended June 30, 2008.

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
June 30, 2009

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

NOTE 3 - INVENTORIES

Inventories consist of raw materials that the Company had manufactured prior to outsourcing manufacturing to our current contract manufacturer. In the three months ended June 30, 2009, the prior raw materials were converted to finished goods in the manufacturing process and sold. At June 30, 2009 we had no inventories on hand. Inventories consist of the following:

	June 30,	March 31,
	2009	2009
Raw material	$-	$22,354
Finished goods	-	-
Allowance for obsolescence	-	-
Inventory, net	$-	$22,354

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 4 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	June 30, 2009	March 31, 2009
7% note due July 8, 2010 payable to ANPG Lending, LLC	$1,500,000	$1,500,000
8% notes due April 7, 2010 payable to unrelated individuals	537,500	-
6% notes due on or before May 10, 2009 payable to our CEO	93,700	102,210
6% notes due on or before February 24, 2009 payable to Arthur Douglas & Associates	85,000	85,000
5.95% note due in 10 installments of $5,583 payable to FlatIron Capital	54,334	-
6% notes due December 29, 2008 payable to our CFO	6,000	6,000
10% note due April 8, 2009 payable to an unrelated individual	-	25,000
10% note due June 10, 2009 payable to an unrelated individual	-	20,000
10% note due June 24, 2009 payable to an unrelated individual	-	20,000
Discount on notes payable	(99,666)	(273,853)
	$2,176,868	$1,484,357

Current Year Financing
During the three months ended June 30, 2009 the Company borrowed from various parties the aggregate amount of $537,500. These loans mature on April 7, 2010 and have a mandatory conversion into common stock of the Company on April 7, 2010. These loans bear interest of 8% payable at maturity. Each note is convertible into common stock of the Company at an initial conversion rate $.50 per share. The actual conversion rate will be based on the previous 20 trading day average price of our common stock. The conversion rate cannot be more than $0.50 or less than $0.20. The loans are initially convertible into 1,075,000 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 1,075,000 shares of the Company’s common stock at an exercise rice of $.75 per share. Subsequently on July 1, 2009, the Company borrowed an additional $357,500 under the same terms of these loans.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used the actual three month T-Bill rate on the advance dates for the risk-free rate. The actual share price on advance dates; expected volatility of 67.36%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $129,000 and the total value of shares was $-0-.

Following the guidance provided by EITF 00-27 the Company allocated proceeds first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note.

March 31, 2009 Financing
During the year ended March 31, 2009 the Company borrowed from various parties the aggregate amount of $393,210. These loans are due on demand after 90 days and bear interest of 6% to 10% payable at maturity. Each note is convertible into common stock of the Company at a conversion rate of $.20 to $.88 per share. The loans are initially convertible into 697,966 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 512,966 shares of the Company’s common stock at an exercise rice of $.20 to $.88 per share. During the year ended March 31, 2009, $135,000 of these loans were converted into 675,000 shares of common stock. During the three months ended June 30, 2009, $73,510 of these loans were retired.

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
June 30, 2009

ANPG Lending, LLC
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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. During the three months ended June 30, 2009 the Company renegotiated its office lease in Mooresville, NC. The Company agreed to a monthly lease payment of $5,900 through September 30, 2009. The Company has also entered into a new three year office lease agreement to begin October 1, 2009 for an office/warehouse combination in Mooresville, NC. Lease payments under the new office lease will be $2,695 per month for the first year and increases 3% for each subsequent year.

Rent expense relating to operating spaces leased was approximately $11,681 and $21,640 for the three months ended June 30, 2009 and 2008, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$117,660	$41,955	$75,705	$-	$-
Total Contractual Cash Obligations	$117,660	$41,995	$75,705	$-	$-

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of June 30, 2009, no preferred stock has been issued by the Company.

Common Stock

On October 1, 2008, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 100,000 shares of restricted common stock per month for a period of 12 months. During the quarter ended June 30, 2009, the Company issued 300,000 shares of restricted common stock valued at $86,000 to Arthur Douglas and Associates.

NOTE 7 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the year ended March 31, 2009 and the three months ended June 30, 2009:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2008	7,940,342	$.87-5.00	$2.25
Warrants issued	626,600	0.20-0.88	1.97
Warrants expired	(248,928)	5.00	5.00
Warrants exercised	(675,000)	0.20	0.20
Warrants issued and exercisable at: March 31, 2009	7,643,014	$0.20-5.00	$2.25
Warrants issued	1,075,000	0.75	0.75
Warrants expired	(3,914)	5.00	5.00
Warrants exercised	-	-	-
Warrants issued and exercisable at: June 30, 2009	8,714,100	$0.20-5.00	$1.45

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2009:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20 – 2.50	2,762,500	0.72	$1.28
$0.20	250,000	2.50	0.20
$0.20 – 2.70	4,113,636	3.23	1.94
$0.20 - 0.88	1,587,964	4.63	.67
Total	8,714,100	2.67	$1.45

The Company used the Black-Scholes option price calculation to value the warrants issued during the three months ended June 30, 2009 and the year ending March 31, 2009 using the following assumptions: risk-free rate of 0.25-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 8 - EQUITY COMPENSATION PLAN

The Company has two stock option plans: (a) the 2006 Stock Incentive Plan and (b) the 2004 Equity Compensation Plan which both have been approved by both the Board of Directors and the shareholders. An aggregate amount of common stock that may be awarded and purchased under the Plans is 3,700,000 shares of the Company's common stock.

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

Under the Plans during the three months ended June 30, 2009 and the year ended March 31, 2009, the Company granted 1,390,000 and 42,000 stock options to employees and directors. The options were granted with an exercise prices $0.63-0.24 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the three months ended June 30, 2009 and the year ended March 31, 2009 of $187,655 and $15,000. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the three months ended June 30, 2009 and 2008 is $39,434 and $72,110 and has been expensed in the three months ended June 30, 2009 and 2008, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of June 30, 2009 there were 920,000 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the year ended March 31, 2009 and the three months ended June 30, 2009:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2008	2,676,455	$2.73
Options granted	42,000	0.63
Options expired	(1,169,903)	3.01
Options exercised	-	-
Options outstanding at March 31, 2009	1,548,552	2.49
Options granted	1,390,000	0.24
Options expired	-	-
Options exercised	-	-
Options outstanding at June 30, 2009	2,938,552	$1.42

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2009	1,548,552	$2.49
Options exercisable at June 30, 2009	1,416,052	$2.52

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The following represents additional information related to common stock options outstanding and exercisable at June 30, 2009:

Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At June 30, 2009	Weighted Average Exercise Price (Exercisable Shares)
$3.40	63,854	5.34	$3.40	63,854	$3.40
$5.00	72,333	1.39	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	6.96	$2.06	22,365	$2.06
$2.00 - 2.85	1,390,000	4.05	$2.32	1,257,500	$2.32
$0.24	1,390,000	9.84	$0.24	-	$-
$0.63 - 5.00	2,938,552	6.77	$1.42	1,416,052	$2.52

Total compensation cost related to non-vested stock options as of June 30, 2009 and March 31, 2009 was $326,322 and $178,101, respectively.

Weighted average period of non-vested stock options was 9.60 years as of June 30, 2009.

The Company used the Black-Scholes option price calculation to value the options granted in the three months ended June 30, 2009 and the year ended March 31, 2009 using the following assumptions: risk-free rate of 1% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of options granted.

NOTE 9 – RELATED PARTY TRANSACTIONS

Our CFO, and a member of our Board of Directors, is a 5% owner and CFO of Mastodon Ventures, Inc. Mastodon provides office space and incidentals for our CFO at no cost to the Company. On April 20, 2009 the Company paid Mastodon $30,000 for consulting services in connection with advising the Company in financing matters.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

During the year ended March 31, 2009, the Company’s CEO, made loans to the Company in the amount of $102,210.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 116,146 shares of the Company’s common stock at an exercise price of $0.88 per share. During the three months ended June 30, 2009, the Company paid $8,510 to the CEO in repayment of these loans and $150 in accrued interest. At June 30, 2009 the balance owed to the CEO on these loans was $93,700 plus accrued interest of $4,213.

On September 30, 2008, the Company’s CFO, made a loan to the Company in the amounts of $6,000.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share. At June 30, 2009 the balance owed to the CFO on this loan was $6,000 plus accrued interest of $273.

At June 30, 2009 the CEO and CFO have deferred their salaries in the amount $87,083 and $52,506, respectively.

NOTE 10 – SUBSEQUENT EVENT

On July 1, 2009 the Company borrowed from various parties the aggregate amount of $357,500. These loans mature on June 30, 2010 and have a mandatory conversion into common stock of the Company on June 30, 2010. These loans bear interest of 8% payable at maturity. Each note is convertible into common stock of the Company at an initial conversion rate $.50 per share. The actual conversion rate will be based on the previous 20 trading day average price of our common stock. The conversion rate cannot be more than $0.50 or less than $0.20. The loans are initially convertible into 715,000 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 715,000 shares of the Company’s common stock at an exercise rice of $.75 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.

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

Our headquarters is located at 116 Morlake Drive, Suite 201, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350.

Primary Technology Platform

We have developed and have trade secret rights to what we believe to be a unique and proprietary Parachlorometaxylenol (more commonly known as PCMX) based chemical emulsion biocide technology platform.  PCMX has been widely used as an antimicrobial in surgical hand and skin scrubs.  Based on this technology, we have developed a portfolio of efficacious disinfectants/sanitizers/cleaners that achieve bio-decontamination without using toxic & corrosive chemicals.  Our PCMX chemical emulsion biocides have the following characteristics:

●	They kill a wide range of infectious microorganism, including MRSA;

●	They minimize harmful effects to people and do not cause skin, eye, pulmonary, oral or dermal irritation;

●	They are non-corrosive (EnviroTru®/EnviroTru® 1453 are included in the Boeing Qualified Products List (QPL) and conform with AMS-1452A, 1453 & D6-7127 Aircraft Corrosion Specifications); and

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

Product Categories

We believe that the concept of an easy-to-use and effective line of decontaminants that fits with a favorable environmental profile offers us a unique opportunity to differentiate our products in multiple infection prevention markets. It is our intention to use the unique characteristics of our chemical emulsion technology to build acceptance of our decontaminants as an alternative which is significantly different from other biocidal products that currently dominate the marketplace.  We are exploiting our technology platform to establish a broad product portfolio in the following categories:

●	Surface care products - disinfectants, sanitizers and cleaners (including wipes);

●	Animal care products - skin and hoof care treatment and animal shampoo;

●	Personal care products – antimicrobial hand soaps, hand sanitizers and facial scrubs (including wipes); and

●	Geo-Biocides – biocides for use in the oil and gas industry.

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

●
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

●
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

●
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

●
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

●
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

Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues.  Our revenues for the three months ended June 30, 2009 and 2008 were $141,400 and $18,359, respectively.  This is an increase of $123,041. This increase is directly attributive to repeat orders from our distributors and increased market demand, particularly within the airline industry and a general concern related to pandemics. Our products initially become available for sale in September 2008.

Revenues from the sales of SurfaceTru® Cleaning & Deodorizing Wipes for the three months ended June 30, 2009 and 2008 were $320 and $13,808. Revenues from the sales of EnviroTru® and EnviroTru 1453® for the three months ended June 30, 2009 and 2008 were $121,035 and $3,960. Revenues from the sales of the Electro-Static Sprayer for the three months ended June 30, 2009 and 2008 $19,200 and $-0-. The Electro-Static Sprayer was not available for sale in the prior year. Revenues from the sales of EquineTru® for the three months ended June 30, 2009 and 2008 were $845 and $591.

Revenues for the three months ended June 30, 2009 and 2008 were composed of the following:

	Three Months Ended June 30,
Products	2009	2008
Electro-Static Sprayer	13.59%	-
SurfaceTru® Cleaning & Deodorizing Wipes	0.23%	75.21%
EnviroTru® and EnviroTru 1453®	85.60%	21.57%
EquineTru®	0.60%	3.22%

Cost of Sales. Cost of sales for the three months ended June 30, 2009 and 2008 were $105,503 and $25,257, respectively, an increase of $80,246.  As a percentage of revenues, for the three months ended June 30, 2009 and 2008, cost of sales represented 74.61% and 137.57% of revenues, respectively.  Cost of sales includes an additional $22,354 and $13,514 in raw materials that the Company provided to our contract manufacture. This material was produced prior to our current contract manufacturing contract. Under our current contract our manufacturer is to provide all raw materials cost. Cost of sales adjusted for these additional amounts for the three months ended June 30, 2009 and 2008 would be $83,149 and $11,743 and represents 58.80% and 63.96% of revenues, respectively. At June 30, 2009 the Company did not have any further raw materials on hand.

Operating Expenses. Total operating expenses for the three months ended June 30, 2009 and 2008 were $1,137,336 and $834,057, respectively, an increase of $303,279 or 36%.  Individual components of the change in operating expenses are as follows:

●	Sales expense decrease of $32,416 or 33.93% for the three months ended June 30, 2009 and 2008
●	Product development expense decrease of $40,085 or 37.60% for the three months ended June 30, 2009 and 2008
●	Corporate expense decrease of $49,603 or 25.73% for the three months ended June 30, 2009 and 2008
●	Finance and administrative expense decrease of $9,102 or 6.77% for the three months ended June 30, 2009 and 2008
●	Consultant expense increase of $61,125 or 107.47% for the three months ended June 30, 2009 and 2008
●	Compensation cost for re-pricing warrants expense increase of $265,383 for the three months ended June 30, 2009 and 2008
●	Financing expense increase of $109,437 or 43.78% for the three months ended June 30, 2009 and 2008

Sales. The decrease in sales expense for the three months ended June 30, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $13,303, a reduction of office lease cost of $5,816, and an effort to reduce and control travel and trade show expenses by the department of $4,763. Various other cost had a net decrease of $8,534 for the three months ended June 30, 2009 compared to 2008.

Product Developement. The decrease in product development expenses for the three months ended June 30, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $23,220 and a reduction of product testing cost of $12,950. Various other cost had a net decrease of $4,915 for the three months ended June 30, 2009 compared to 2008.

Corporate. The decrease in corporate expense for the three months ended June 30, 2009 compared to 2008 is attributed to a decrease in legal fees of $8,247, a decrease in office lease cost of $8,924, a decrease in insurance cost of $11,087 and a decrease in compensation cost of options awards of $21,475. Various other cost had a net increase of $130 for the three months ended June 30, 2009 compared to 2008.

Finance and Administrative. The decrease in finance and administrative expenses for the three months ended June 30, 2009 compared to 2008 is attributed to a decrease in professional fees of $10,485.  Various other cost had a net decrease of $1,383 for the three months ended June 30, 2009 compared to 2008.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost increased to $116,000 for the three months ended June 30, 2009 as compared to $56,875 for the three months ended June 30, 2008, an increase of $61,125 or 107.47%. Restricted stock was issued in the three months ended June 30, 2009 and 2008 in the amounts of $86,000 and $-0-. A portion of the decrease is attributed to the intrinsic cost of issuing Stock warrants which are calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the three months ended June 30, 2009 and 2008 amounted to $-0- and $56,875, respectively, a decrease of $56,875.  In the three months ended June 30, 2009 and 2008 we paid cash compensation of $30,000 and $-0-, respectively.

Compensation Cost for Re-Pricing Warrants. Compensation Cost for Re-Pricing Warrants increased to $$265,383 for the three months ended June 30, 2009as compared to $-0- for three months ended June 30, 2008, an increase of $265,383. We did not re-price warrants in the three months ended June 30, 2008.

Financing Expense. Financing cost increased to $359,437 from $250,000 for the three months ended June 30, 2009 and 2008, an increase of $109,437 or 43.78%. The increase is attributed to additional financing with convertible debt and detachable warrants.

Liquidity and Capital Resources

For the three months ended June 30, 2009, we used net cash of $488,022 in operating activities, compared with $384,007 of net cash used in operating activities for the three months ended June 30, 2008, in comparison to the same period in the prior year, this is an increase in net cash used in operating activities of $104,015 from the prior.

We had net cash provided by financing activities of $518,324 for the three months ended June 30, 2009 compared with $100,000 provided by financing activities for the three months ended June 30, 2008. Cash provided by financing activities for the three months ended June 30, 2009, includes $591,834 from the issuance of note payables and the payment of notes payables of $73,510. Cash provided by financing activities for the three months ended June 30, 2008 includes $100,000 from the exercise of warrants.

At June 30, 2009 and March 31, 2009, we had cash and cash equivalents available in the amounts of $41,533 and $11,231, an increase of $30,302.

Subsequent to June 30, 2009 we are actively seeking to raise up to $4,000,000 in a private placement of our common stock.

Contractual Obligations

We have entered into a lease agreement for an office lease beginning October 1, 2009. The office lease requires us to pay $99,960 over a three year period beginning. We have an option to extend this lease for an additional year. The office is located in Mooresville, NC.

Our current office lease requires us to pay $5,900 per month through September 30, 2009.

Effective August 1, 2006, EnviroSystems, Inc., our wholly owned subsidiary, which we refer to as ESI, entered into a manufacturing agreement with Minntech Corporation, a Minnesota corporation pursuant to which Minntech has agreed to be the exclusive U.S. manufacturer of EnviroSystems' liquid products.

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to ESI all of ESI's requirements for its products.  Manufacturing of products commenced in September 2008. The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the Product by Minntech to ESI, provides for automatic one year renewals if not terminated by one of the parties. The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$117,660	$41,955	$75,705	$-	$-
Total Contractual Cash Obligations	$117,660	$41,955	$75,705	$-	$-

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

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. As of June 30, 2009 and March 31, 2009 no impairment of this trade secret was deemed necessary.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

Anpath Group, Inc.

August 14, 2009	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove President, Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.