Form 10-Q
period 2009-09-30
Anpath Group, Inc.
filed 2009-11-16
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2009

or

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ANPATH GROUP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	333-123365	20-1602779
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

224 Rolling Hill Road Suite 2A Mooresville, NC 28117
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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ❒ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2009
Common Stock, $.0001 par value	16,803,654

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ANPATH GROUP, INC
Consolidated Balance Sheets
	Six Months Ended	Year Ended
	September 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$25,473	$11,231
Accounts receivable, net	70,492	10,241
Prepaid expenses	67,097	4,817
Inventory	-	22,354
TOTAL CURRENT ASSETS	163,062	48,643
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(238,423)	(205,676)
TOTAL FIXED ASSETS	165,618	198,365
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	188,117	198,082
TOTAL OTHER ASSETS	1,214,117	1,224,082
TOTAL ASSETS	$1,542,797	$1,471,090
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$261,466	$395,525
Accrued interest payable	223,174	135,570
Wages payable	153,339	188,840
Current maturities of long-term debt, net of discount	2,544,176	1,484,357
TOTAL CURRENT LIABILITIES	3,182,155	2,204,292
LONG TERM LIABILITIES
Notes payable, net of discount	-	-
TOTAL LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	3,182,155	2,204,292

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,803,654 and 16,203,654 shares issued and outstanding	1,680	1,620
Additional paid-in capital	29,761,810	28,863,063
Accumulated deficit	(31,402,848)	(29,597,885)
TOTAL STOCKHOLDERS' EQUITY	(1,639,358)	(733,2020)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,542,797	$1,471,090

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES	$113,170	$27,145	$254,570	$45,504
COST OF SALES	70,068	20,382	175,571	45,639
Gross Profit	43,102	6,763	78,999	(135)
EXPENSES
Sales	63,370	92,002	126,488	187,536
Product development	72,346	103,520	138,865	210,124
Corporate	158,916	176,490	300,533	367,170
Finance and administrative	109,173	99,898	234,435	234,262
Consultants	153,000	-	269,000	56,875
Compensation cost for re-pricing warrants	-	-	265,383	-
Financing expense	101,134	345,596	460,571	595,596
Total Expenses	657,939	817,506	1,795,275	1,651,563
LOSS FROM OPERATIONS	(614,837)	(810,743)	(1,716,276)	(1,651,698)
OTHER INCOME (EXPENSE)
Interest expense	(48,548)	(28,175)	(88,687)	(54,717)
Other income	-	-	-	-
Interest income	-	-	-	6
Impairment of long lived assets	-	-	-	-
Total Other Income and Expense	(48,548)	(28,175)	(88,687)	(54,711)
LOSS BEFORE TAXES	(663,385)	(838,918)	(1,804,963)	(1,706,409)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(663,385)	$(838,918)	$(1,804,963)	$(1,706,409)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.06)	$(0.11)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,553,381	14,363,525	16,453,927	14,308,880

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,804,963)	$(1,706,409)
Depreciation and amortization	32,747	33,468
Stock issued for services	221,000	-
Stock options granted and warrants issued	78,868	313,490
Stock options re-priced for services	265,383	-
Discount on note payable	368,569	398,742
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(60,251)	(6,380)
Decrease (increase) in prepaid expenses	(62,280)	71,551
Decrease (increase) in inventory	22,354	18,712
Decrease in trade secrets	-	-
Decrease (increase) in deposits	9,965	17,365
Increase (decrease) in accounts payable & accrued expenses	(134,059)	223,272
Increase (decrease) in accrued interest payable	87,604
Increase (decrease) in wages payable	(35,501)	-
Increase (decrease) in discount on notes payable	-	-
Net cash used by operating activities	(1,010,563)	(670,919)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,114,334	-
Payment of notes payable	(89,529)	228,000
Proceeds from the sale of common stock and warrants	-	100,000
Proceeds from the re-pricing of warrants	-	-
Net cash provided by financing activities	1,024,805	328,000
NET INCREASE (DECREASE) IN CASH	14,242	(342,919)
CASH - Beginning of period	11,231	351,627
CASH - End of period	$25,473	$8,708
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$1,083	$-
Income taxes	$-	$-

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Operating results for the six month period ending September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $1,036 at September 30, 2009 and March 31, 2009, respectively.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2009 and March 31, 2009, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At September 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $10,677,000 (March 31, 2009 - $10,063,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2009.

The significant components of the deferred tax asset at September 30, 2009 and March 31, 2009 were as follows:

	September 30,	March 31,
	2009	2008
Estimated net operating loss carry forward	$31,403,000	$29,598,000

Deferred tax asset	$10,677,000	$10,063,000
Deferred tax asset valuation allowance	(10,677,000)	(10,063,000)
Net deferred tax asset	$-	$-

At September 30, 2009, the Company has net operating loss carry forwards of approximately $30,677,000 ($29,598,000 in March 31, 2009), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2009 to September 30, 2009 was $614,000.

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
September 30, 2009

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

The following table summarizes the Company's fixed assets:

	September 30,	March 31,
	2009	2009
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Show Equipment	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,862	139,138
Capitalized Software	3,210	3,210
	404,041	382,230
Allowance for Depreciation and amortization	(238,423)	(205,676)
Fixed Assets, net	$165,618	$198,365

Depreciation expense for the six month periods ending September 30, 2009 and 2008 was $32,747 and $33,468 respectively.

During the six months ended September 30, 2009 and 2008, depreciation expense in the amount of $-0- and $17,044 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the six months ended September 30, 2009 and 2008, and has an accumulated deficit of $31,402,848 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $1,200,000 to continue operations for the next twelve months.

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

Concentration Risk

Sales to a metropolitan mass transit authority, international distributors and an airline distributor represented approximately 86.6% of our sales for the six months ended September 30, 2009 and sales to a metropolitan mass transit authority and a distributor represented approximately 82.4% of our sales for the six months ended September 30, 2008.

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
September 30, 2009

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

NOTE 3 - INVENTORIES

Inventories consist of raw materials that the Company had manufactured prior to outsourcing manufacturing to our current contract manufacturer. In the six months ended September 30, 2009, the prior raw materials were converted to finished goods in the manufacturing process and sold. At September 30, 2009 we had no inventories on hand. Inventories consist of the following:

	September 30,	March 31,
	2009	2009
Raw material	$-	$22,354
Finished goods	-	-
Allowance for obsolescence	-	-
Inventory, net	$-	$22,354

NOTE 4 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	September 30, 2009	March 31, 2009
7% note due July 8, 2010 payable to ANPG Lending, LLC	$1,500,000	$1,500,000
8% notes due from April 7, 2010 through September 22, 2010 payable to unrelated individuals	1,060,000	-
6% notes due on or before May 10, 2009 payable to our CEO	93,700	102,210
6% notes due on or before February 24, 2009 payable to Arthur Douglas & Associates	85,000	85,000
5.95% note due in 10 installments of $5,583 payable to FlatIron Capital	38,315	-
6% notes due December 29, 2008 payable to our CFO	6,000	6,000
10% note due April 8, 2009 payable to an unrelated individual	-	25,000
10% note due September 10, 2009 payable to an unrelated individual	-	20,000
10% note due September 24, 2009 payable to an unrelated individual	-	20,000
Discount on notes payable	(238,839)	(273,853)
	$2,544,176	$1,484,357

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Current Year Financing
During the six months ended September 30, 2009 the Company borrowed from various parties the aggregate amount of $1,06,000. These loans mature from April 7, 2009 through September 22, 2009 and have a mandatory conversion into common stock of the Company from April 7, 2009 through September 22, 2009. These loans bear interest of 8% payable at maturity. Each note is convertible into common stock of the Company at an initial conversion rate $.50 per share. The actual conversion rate will be based on the previous 20 trading day average price of our common stock. The conversion rate cannot be more than $0.50 or less than $0.20. The loans are initially convertible into 2,120,000 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 2,120,000 shares of the Company’s common stock at an exercise rice of $.75 per share. Subsequently after September 30, 2009, the Company borrowed an additional $112,500 under the same terms of these loans.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used the actual three month T-Bill rate on the advance dates for the risk-free rate. The actual share price on advance dates; expected volatility of 67.36%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $333,557 and the total value of shares was $-0-.

Following the guidance provided by EITF 00-27 the Company allocated proceeds first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note.

March 31, 2009 Financing
During the year ended March 31, 2009 the Company borrowed from various parties the aggregate amount of $393,210. These loans are due on demand after 90 days and bear interest of 6% to 10% payable at maturity. Each note is convertible into common stock of the Company at a conversion rate of $.20 to $.88 per share. The loans are initially convertible into 697,966 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 512,966 shares of the Company’s common stock at an exercise rice of $.20 to $.88 per share. During the year ended March 31, 2009, $135,000 of these loans were converted into 675,000 shares of common stock. During the six months ended September 30, 2009, $73,510 of these loans were retired.

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
September 30, 2009

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

 Forbearance Agreement with ANPG Lending, LLC
On September 26, 2009 the Company agreed to reduce the exercise price of the 1,500,000 warrants outstanding to ANPG Lending LLC to $0.20 in exchange for ANPG Lending LLC agreeing to extend the maturity date of the loans aggregating $1,500,000 from July 8, 2009 to September 8, 2009. A subsequent forbearance agreement was signed September 8, 2009 extending the maturity date of the loans to November 8, 2009.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. The Company has entered into a new three year office lease agreement to begin October 1, 2009 for an office/warehouse combination in Mooresville, NC. Lease payments under the new office lease will be $2,695 per month for the first year and increases 3% for each subsequent year.

Rent expense relating to operating spaces leased was approximately $32,378 and $42,393 for the six months ended September 30, 2009 and 2008, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$99,960	$32,340	$67,620	$-	$-
Total Contractual Cash Obligations	$99,960	$32,340	$67,620	$-	$-

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of September 30, 2009, no preferred stock has been issued by the Company.

Common Stock

On October 1, 2008, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 100,000 shares of restricted common stock per month for a period of 12 months. During the six months ended September 30, 2009, the Company issued 600,000 shares of restricted common stock valued at $221,000 to Arthur Douglas and Associates.

NOTE 7 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the year ended March 31, 2009 and the six months ended September 30, 2009:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2008	7,940,342	$.87-5.00	$2.25
Warrants issued	626,600	0.20-0.88	1.97
Warrants expired	(248,928)	5.00	5.00
Warrants exercised	(675,000)	0.20	0.20
Warrants issued and exercisable at: March 31, 2009	7,643,014	$0.20-5.00	$2.25
Warrants issued	2,421,500	0.75	0.75
Warrants expired	(3,914)	5.00	5.00
Warrants exercised	-	-	-
Warrants issued and exercisable at: September 30, 2009	10,060,600	$0.20-5.00	$1.27

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2009:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20 – 2.50	2,762,500	0.47	$1.28
$0.20	250,000	2.25	0.20
$0.20 – 2.70	4,352,272	3.03	1.74
$0.20 - 0.88	2,695,828	4.64	.67
Total	10,060,600	2.46	1.27

The Company used the Black-Scholes option price calculation to value the warrants issued during the six months ended September 30, 2009 and the year ending March 31, 2009 using the following assumptions: risk-free rate of 0.25-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Under the Plans during the six months ended September 30, 2009 and the year ended March 31, 2009, the Company granted 1,390,000 and 42,000 stock options to employees and directors. The options were granted with an exercise prices $0.63-0.24 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the six months ended September 30, 2009 and the year ended March 31, 2009 of $187,655 and $15,000. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the six months ended September 30, 2009 and 2008 is $39,434 and $72,110 and has been expensed in the six months ended September 30, 2009 and 2008, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of September 30, 2009 there were 920,000 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the year ended March 31, 2009 and the six months ended September 30, 2009:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2008	2,676,455	$2.73
Options granted	42,000	0.63
Options expired	(1,169,903)	3.01
Options exercised	-	-
Options outstanding at March 31, 2009	1,548,552	2.49
Options granted	1,390,000	0.24
Options expired	-	-
Options exercised	-	-
Options outstanding at September 30, 2009	2,938,552	$1.42

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2009	1,548,552	$2.49
Options exercisable at September 30, 2009	1,456,052	$2.51

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

The following represents additional information related to common stock options outstanding and exercisable at September 30, 2009:

Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At September 30, 2009	Weighted Average Exercise Price (Exercisable Shares)
$3.40	63,854	5.09	$3.40	63,854	$3.40
$5.00	72,333	1.13	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	6.71	$2.06	22,365	$2.06
$2.00 - 2.85	1,390,000	3.80	$2.32	1,297,500	$2.33
$0.24	1,390,000	9.59	$0.24	-	$-
$0.63 - 5.00	2,938,552	6.52	$1.42	1,456,052	$2.51

Total compensation cost related to non-vested stock options as of September 30, 2009 and March 31, 2009 was $286,889 and $178,101, respectively.

Weighted average period of non-vested stock options was 9.41 years as of September 30, 2009.

The Company used the Black-Scholes option price calculation to value the options granted in the six months ended September 30, 2009 and the year ended March 31, 2009 using the following assumptions: risk-free rate of 1% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of options granted.

NOTE 9 – RELATED PARTY TRANSACTIONS

Our CFO, and a member of our Board of Directors, is a 5% owner and CFO of Mastodon Ventures, Inc. Mastodon provides office space and incidentals for our CFO at no cost to the Company. On April 20, 2009 the Company paid Mastodon $30,000 for consulting services in connection with advising the Company in financing matters.
During the year ended March 31, 2009, the Company’s CEO, made loans to the Company in the amount of $102,210.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 116,146 shares of the Company’s common stock at an exercise price of $0.88 per share. During the six months ended September 30, 2009, the Company paid $8,510 to the CEO in repayment of these loans and $150 in accrued interest. At September 30, 2009 the balance owed to the CEO on these loans was $93,700 plus accrued interest of $5,650.

On September 30, 2008, the Company’s CFO, made a loan to the Company in the amounts of $6,000.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share. At September 30, 2009 the balance owed to the CFO on this loan was $6,000 plus accrued interest of $365.

At September 30, 2009 the CEO and CFO have deferred their salaries in the amount $87,083 and $52,506, respectively.

NOTE 10 – SUBSEQUENT EVENT

In October 2009 the Company borrowed from various parties the aggregate amount of $112,500. These loans mature in October 2010 and have a mandatory conversion into common stock of the Company in October 2010. These loans bear interest of 8% payable at maturity. Each note is convertible into common stock of the Company at an initial conversion rate $.50 per share. The actual conversion rate will be based on the previous 20 trading day average price of our common stock. The conversion rate cannot be more than $0.50 or less than $0.20. The loans are initially convertible into 225,000 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 225,000 shares of the Company’s common stock at an exercise rice of $.75 per share.

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

Our headquarters is located at 1224 Rolling Hill Road, Suite 2A, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350.

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

Product Categories

We believe that the concept of an easy-to-use and effective line of decontaminants that fits with a favorable environmental profile offers us a unique opportunity to differentiate our products in multiple infection prevention markets. It is our intention to use the unique characteristics of our chemical emulsion technology to build acceptance of our decontaminants as an alternative which is significantly different from other biocidal products that currently dominate the marketplace.  We are exploiting our technology platform to establish a broad product portfolio in the following categories:

•	Surface care products - disinfectants, sanitizers and cleaners (including wipes);

•	Geo-Biocides – biocides for use in the oil and gas industry.

•	Animal care products - skin and hoof care treatment and animal shampoo;

•	Personal care products – antimicrobial hand soaps, hand sanitizers and facial scrubs (including wipes); and

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

Future Surface Care Products

We are conducting research and development and are planning to reintroduce a hospital grade disinfectant product to replace one of our earlier products called EcoTru®.  Recent testing indicates a submission to the EPA for re-registration of EcoTru®. The reformulated disinfectant is expected to demonstrate through testing that it will effectively kill numerous bacteria, fungi, and viruses, including MRSA, Hepatitis B and C, HIV, herpes and influenza. Likewise, in addition to being highly effective as a disinfectant, our reformulated hospital grade product is expected to occupy a unique position in the market place, combining this microbial effectiveness in a disinfectant product which will also have a favorable profile for health and environmental effects. It is expected that the broad spectrum product will serve a platform for a number of related products, such as wipes.

Geo Biocides

1. In response to requests from members of the oil & gas industry for a non-toxic but effective disinfectant to replace toxic biocides used in hydraulic fracturing, we developed GeoTru™ Concentrate designed to be used as a “down-hole” biocide in the oil & gas industry.  GeoTru™ Concentrate is a surfactant-based anionic chemistry with extended shelf life that is effective when used under aerobic or anaerobic conditions.  It is active over a wide pH range and is non-oxidizing and nonreactive with other down-hole chemistries and designed to be used particularly in hydraulic fracturing. The company is in discussions with a potential partner within the oil and gas industry.

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

Results of Operations

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Revenues.  Our revenues for the three months ended September 30, 2009 and 2008 were $113,170 and $27,145, respectively.  This is an increase of $86,025. This increase is directly attributive to repeat orders from our distributors and increased market demand, particularly within the airline industry and a general concern related to pandemics. Our products initially become available for sale in September 2008.

Revenues from the sales of SurfaceTru® Cleaning & Deodorizing Wipes for the three months ended September 30, 2009 and 2008 were $320 and $5,703. Revenues from the sales of EnviroTru® and EnviroTru 1453® for the three months ended September 30, 2009 and 2008 were $108,261 and $15,622. Revenues from the sales of the Electro-Static Sprayer for the three months ended September 30, 2009 and 2008 were $4,400 and $4,800. Revenues from the sales of EquineTru® for the three months ended September 30, 2009 and 2008 were $189 and $1,020.

Revenues for the three months ended September 30, 2009 and 2008 were composed of the following:

	Three Months Ended September 30,
Products	2009	2008
Electro-Static Sprayer	3.89%	17.68%
SurfaceTru® Cleaning & Deodorizing Wipes	0.28%	21.01%
EnviroTru® and EnviroTru 1453®	95.66%	57.55%
EquineTru®	0.17%	3.76%

Cost of Sales. Cost of sales for the three months ended September 30, 2009 and 2008 were $70,068 and $20,382, respectively, an increase of $49,686.  As a percentage of revenues, for the three months ended September 30, 2009 and 2008, cost of sales represented 61.91% and 75.09% of revenues, respectively.  Cost of sales for the three months ended September 30, 2008 includes an additional $5,198 in raw materials that the Company provided to our contract manufacture. This material was produced prior to our current contract manufacturing contract. Under our current contract our manufacturer is to provide all raw materials cost. Cost of sales adjusted for these additional amounts for the three months ended September 30, 2008 would be $15,184 and represents 55.94% of revenues. At September 30, 2009 the Company did not have any further raw materials on hand.

Operating Expenses. Total operating expenses for the three months ended September 30, 2009 and 2008 were $657,939 and $817,506, respectively, a decrease of $159,567 or 20%.  Individual components of the change in operating expenses are as follows:

•	Sales expense decrease of $28,632 or 31.12% for the three months ended September 30, 2009 and 2008
•	Product development expense decrease of $31,174 or 30.11% for the three months ended September 30, 2009 and 2008
•	Corporate expense decrease of $17,574 or 9.96% for the three months ended September 30, 2009 and 2008
•	Finance and administrative expense increase of $9,275 or 9.28% for the three months ended September 30, 2009 and 2008
•	Consultant expense increase of $153,000 or 100.00% for the three months ended September 30, 2009 and 2008
•	Financing expense decrease of $244,462 or 70.74% for the three months ended September 30, 2009 and 2008

Sales. The decrease in sales expense for the three months ended September 30, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $10,171, a reduction of office lease cost of $3,249, and an effort to reduce and control travel, trade show and advertising expenses by the department of $11,375. Various other cost had a net decrease of $3,837 for the three months ended September 30, 2009 compared to 2008.

Product Developement. The decrease in product development expenses for the three months ended September 30, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $17,534 and a reduction of product testing cost of $4,969 and a decrease in compensation cost of options awards of $5,316. Various other cost had a net decrease of $3,355 for the three months ended September 30, 2009 compared to 2008.

Corporate. The decrease in corporate expense for the three months ended September 30, 2009 compared to 2008 is attributed to a decrease in legal fees of $11,457, a decrease in annual meeting cost of $8,570, a decrease in idle process depreciation of machinery of $8,522, an increase in travel and entertainment expenses of $7,406. Various other cost had a net increase of $3,569 for the three months ended September 30, 2009 compared to 2008.

Finance and Administrative. The increase in finance and administrative expenses for the three months ended September 30, 2009 compared to 2008 is attributed to an increase in professional fees of $7,179.  Various other cost had a net increase of $2,096 for the three months ended September 30, 2009 compared to 2008.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost increased to $153,000 for the three months ended September 30, 2009 as compared to $-0- for the three months ended September 30, 2008, an increase of $153,000.  Restricted stock was issued in the three months ended September 30, 2009 in the amounts of $153,000. All of the increase is attributed to the intrinsic cost of issuing Stock warrants which are calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the three months ended September 30, 2009.

Financing Expense. Financing cost decreased to $101,134 from $345,596 for the three months ended September 30, 2009 and 2008, a decrease of $244,462 or 70.74%. The decrease is attributed to a reduced amount of financing with convertible debt and detachable warrants.

Six Months Ended September 30, 2009 compared to Six Months Ended September 30, 2008

Revenues.  Our revenues for the six months ended September 30, 2009 and 2008 were $254,570 and $45,570, respectively.  This is an increase of $209,066. This increase is directly attributive to repeat orders from our distributors and increased market demand, particularly within the airline industry and a general concern related to pandemics. Our products initially become available for sale in September 2008.

Revenues from the sales of SurfaceTru® Cleaning & Deodorizing Wipes for the six months ended September 30, 2009 and 2008 were $640 and $19,511. Revenues from the sales of EnviroTru® and EnviroTru 1453® for the six months ended September 30, 2009 and 2008 were $229,214 and $19,582. Revenues from the sales of the Electro-Static Sprayer for the six months ended September 30, 2009 and 2008 were $23,600 and $4,800. Revenues from the sales of EquineTru® for the six months ended September 30, 2009 and 2008 were $1,116 and $1,611.

Revenues for the six months ended September 30, 2009 and 2008 were composed of the following:

	Six Months Ended September 30,
Products	2009	2008
Electro-Static Sprayer	9.27%	10.55%
SurfaceTru® Cleaning & Deodorizing Wipes	0.25%	42.88%
EnviroTru® and EnviroTru 1453®	90.04%	43.03%
EquineTru®	0.44%	3.54%

Cost of Sales. Cost of sales for the six months ended September 30, 2009 and 2008 were $175,571 and $45,639, respectively, an increase of $129,932.  As a percentage of revenues, for the six months ended September 30, 2009 and 2008, cost of sales represented 68.97% and 100.30% of revenues, respectively.  Cost of sales for the six months ended September 30, 2009 and 2008 includes an additional $22,354 and $18,712 in raw materials that the Company provided to our contract manufacture. This additional cost included in cost of sales material was produced prior to our current contract manufacturing contract. Under our current contract our manufacturer is to provide all raw materials cost. Cost of sales adjusted for these additional amounts for the six months ended September 30, 2009 and 2008 would be $153,217 and $26,927 and would represent 60.19% and 59.18% of revenues, respectively. At September 30, 2009 the Company did not have any further raw materials on hand.

Operating Expenses. Total operating expenses for the six months ended September 30, 2009 and 2008 were $1,795,275 and $1,651,563, respectively, an increase of $143,712 or 8.7%.  Individual components of the change in operating expenses are as follows:

•	Sales expense decrease of $61,048 or 32.55% for the six months ended September 30, 2009 and 2008
•	Product development expense decrease of $71,259 or 33.91% for the six months ended September 30, 2009 and 2008
•	Corporate expense decrease of $66,637 or 18.15% for the six months ended September 30, 2009 and 2008
•	Consultant expense increase of $212,125 or 272.97% for the six months ended September 30, 2009 and 2008
•	Compensation cost for re-pricing warrants increase of $265,383 for the six months ended September 30, 2009 and 2008
•	Financing expense decrease of $135,025 or 22.67% for the six months ended September 30, 2009 and 2008

Sales. The decrease in sales expense for the six months ended September 30, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $23,474, a reduction of office lease cost of $9,065, and an effort to reduce and control travel, trade show and advertising expenses by the department of $16,138. Various other cost had a net decrease of $12,371 for the six months ended September 30, 2009 compared to 2008.

Product Developement. The decrease in product development expenses for the six months ended September 30, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $40,754 and a reduction of product testing cost of $17,919 and a decrease in compensation cost of options awards of $10,632. Various other cost had a net decrease of $1,954 for the six months ended September 30, 2009 compared to 2008.

Corporate. The decrease in corporate expense for the six months ended September 30, 2009 compared to 2008 is attributed to a decrease in legal fees of $19,704, a decrease in annual meeting cost of $8,570, a decrease in idle process depreciation of machinery of $17,044, an increase in travel and entertainment expenses of $13,614 and a decrease in office lease cost of $10,223. Various other cost had a net increase of $24,710 for the six months ended September 30, 2009 compared to 2008.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost increased to $269,000 for the six months ended September 30, 2009 as compared to $56,875 for the six months ended September 30, 2008, an increase of $212,125.  Restricted stock was issued in the six months ended September 30, 2009 and 2008 in the amounts of $239,000 and 56,875. A portion of the increase is attributed to the intrinsic cost of issuing Stock warrants which are calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the six months ended September 30, 2009 and 2008 amounted to $239,000 and $56,875, respectively.  In the six months ended September 30, 2009 and 2008 we paid cash compensation of $30,000 and $-0-, respectively.

Compensation Cost for Re-Pricing Warrants. Compensation Cost for Re-Pricing Warrants increased to $$265,383 for the six months ended September 30, 2009 as compared to $-0- for six months ended September 30, 2008, an increase of $265,383. We did not re-price warrants in the six months ended September 30, 2008.

Financing Expense. Financing cost decreased to $460,571 from $595,596 for the six months ended September 30, 2009 and 2008, a decrease of $135,025 or 22.67%. The decrease is attributed to a reduced amount of financing with convertible debt and detachable warrants.

Liquidity and Capital Resources

For the six months ended September 30, 2009, we used net cash of $1,010,563 in operating activities, compared with $670,919 of net cash used in operating activities for the six months ended September 30, 2008, in comparison to the same period in the prior year, this is an increase in net cash used in operating activities of $339,644 from the prior.

We had net cash provided by financing activities of $1,024,805 for the six months ended September 30, 2009 compared with $328,000 provided by financing activities for the six months ended September 30, 2008. Cash provided by financing activities for the six months ended September 30, 2009, includes $1,114,334 from the issuance of note payables and the payment of notes payables of $89,529. Cash provided by financing activities for the six months ended September 30, 2008 includes $100,000 from the exercise of warrants and $228,000 from the issuance of note payables.

At September 30, 2009 and March 31, 2009, we had cash and cash equivalents available in the amounts of $25,473 and $11,231, an increase of $11,231.

Subsequent to September 30, 2009 we are actively seeking to raise up to $4,000,000 in a private placement of our common stock.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$99,960	$32,340	$67,620	$-	$-
Total Contractual Cash Obligations	$99,960	$32,340	$67,620	$-	$-

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

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. As of September 30, 2009 and March 31, 2009 no impairment of this trade secret was deemed necessary.
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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Anpath Group, Inc.

November 16, 2009	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove President, Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.