Form 10-Q
period 2009-12-31
Anpath Group, Inc.
filed 2010-02-16
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2009

or

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ❒ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2010
Common Stock, $.0001 par value	16,803,654

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ANPATH GROUP, INC
Consolidated Balance Sheets
	Nine Months Ended	Year Ended
	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$134,713	$11,231
Accounts receivable, net	4,228	10,241
Prepaid expenses	50,507	4,817
Inventory	-	22,354
TOTAL CURRENT ASSETS	189,448	48,643
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(254,332)	(205,676)
TOTAL FIXED ASSETS	149,709	198,365
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	183,488	198,082
TOTAL OTHER ASSETS	1,209,489	1,224,082
TOTAL ASSETS	$1,548,646	$1,471,090
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$283,890	$395,525
Accrued interest payable	277,439	135,570
Wages payable	153,340	188,840
Current maturities of long-term debt, net of discount	2,822,156	1,484,357
TOTAL CURRENT LIABILITIES	3,536,825	2,204,292
LONG TERM LIABILITIES
Notes payable, net of discount	-	-
TOTAL LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	3,536,825	2,204,292

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
16,803,654 and 16,203,654 shares issued and outstanding	1,680	1,620
Additional paid-in capital	29,957,783	28,863,063
Accumulated deficit	(31,947,642)	(29,597,885)
TOTAL STOCKHOLDERS' EQUITY	(1,988,179)	(733,2020)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,548,646	$1,471,090

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES	$66,988	$28,176	$321,558	$73,680
COST OF SALES	45,195	22,534	220,766	68,173
Gross Profit	21,793	5,642	100,792	5,507
EXPENSES
Sales	60,725	78,889	187,213	266,425
Product development	66,825	91,858	205,690	301,982
Corporate	124,566	225,690	425,099	592,870
Finance and administrative	85,427	82,886	319,862	317,148
Consultants	25,000	143,000	294,000	199,875
Compensation cost for re-pricing warrants	-	623,548	265,383	623,548
Financing expense	149,779	378,606	610,350	974,202
Total Expenses	512,322	1,624,487	2,307,597	3,276,050
LOSS FROM OPERATIONS	(490,529)	(1,618,845)	(2,206,805)	(3,270,543)
OTHER INCOME (EXPENSE)
Interest expense	(54,265)	(27,423)	(142,952)	(82,141)
Other income	-	-	-	-
Interest income	-	-	-	6
Impairment of long lived assets	-	-	-	-
Total Other Income and Expense	(54,265)	(27,423)	(142,952)	(82,141)
LOSS BEFORE TAXES	(544,794)	(1,646,268)	(2,349,757)	(3,352,678)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(544,794)	$(1,646,268)	$(2,349,757)	$(3,352,678)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.11)	$(0.14)	$(0.23)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,803,654	14,558,905	16,570,927	14,392,525

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,349,757)	$(3,352,678)
Depreciation and amortization	48,656	50,241
Stock issued for services	221,000	143,000
Stock options granted and warrants issued	118,301	408,211
Stock options re-priced for services	265,384	408,211
Discount on note payable	469,348	623,549
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	6,013	(4,633)
Decrease (increase) in prepaid expenses	(45,690)	79,766
Decrease (increase) in inventory	22,354	22,997
Decrease in trade secrets	-	-
Decrease (increase) in deposits	14,594	(17,365)
Increase (decrease) in accounts payable & accrued expenses	(111,635)	461,229
Increase (decrease) in accrued interest payable	141,869
Increase (decrease) in wages payable	(35,501)	-
Increase (decrease) in discount on notes payable	-	-
Net cash used by operating activities	(1,235,064)	(856,231)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,464,334	319,700
Payment of notes payable	(105,788)	(135,000)
Proceeds from the sale of common stock and warrants	-	235,000
Proceeds from the re-pricing of warrants	-	88,560
Net cash provided by financing activities	1,358,546	508,260
NET INCREASE (DECREASE) IN CASH	123,482	(347,971)
CASH - Beginning of period	11,231	351,627
CASH - End of period	$134,713	$3,656
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$1,083	$-
Income taxes	$-	$-

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

ESI provides infection control products on an international basis through both direct sales and channels of distribution.  ESI products are currently sold to transportation, military and industrial/institutional markets. ESI products are manufactured utilizing chemical-emulsion technology, designed to make the products effective against a broad spectrum of harmful organisms while safe to people, equipment and habitat.

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

Operating results for the nine month period ending December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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
December 31, 2009

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $1,036 at December 31, 2009 and March 31, 2009, respectively.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2009 and March 31, 2009, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At December 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $10,862,000 (March 31, 2009 - $10,063,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2009.

The significant components of the deferred tax asset at December 31, 2009 and March 31, 2009 were as follows:

	December 31,	March 31,
	2009	2008
Estimated net operating loss carry forward	$31,947,000	$29,598,000

Deferred tax asset	$10,862,000	$10,063,000
Deferred tax asset valuation allowance	(10,862,000)	(10,063,000)
Net deferred tax asset	$-	$-

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

At December 31, 2009, the Company has net operating loss carry forwards of approximately $31,947,000 ($29,598,000 in March 31, 2009), which expire in the years 2023 through 2027. The change in the allowance account from March 31, 2009 to December 31, 2009 was $799,000.

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
December 31, 2009

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

The following table summarizes the Company's fixed assets:

	December 31,	March 31,
	2009	2009
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Show Equipment	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,862	139,138
Capitalized Software	3,210	3,210
	404,041	382,230
Allowance for Depreciation and amortization	(254,332)	(205,676)
Fixed Assets, net	$149,709	$198,365

Depreciation expense for the nine month periods ending December 31, 2009 and 2008 was $48,656 and $50,241 respectively.

During the nine months ended December 31, 2009 and 2008, depreciation expense in the amount of $-0- and $17,044 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the nine months ended December 31, 2009 and 2008, and has an accumulated deficit of $31,947,642 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $1,000,000 to continue operations for the next twelve months.

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

Concentration Risk

Sales to a metropolitan mass transit authority, international distributors and an airline distributor represented approximately 91.9% of our sales for the nine months ended December 31, 2009 and sales to a metropolitan mass transit authority and a distributor represented approximately 72.4% of our sales for the nine months ended December 31, 2008.

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

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Revenue Recognition

Revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exists; b) delivery has occurred; c) the sales price is fixed or determinable; and d) collectability is reasonably assured.

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

NOTE 3 - INVENTORIES

Inventories consist of raw materials that the Company had manufactured prior to outsourcing manufacturing to our current contract manufacturer. In the nine months ended December 31, 2009, the prior raw materials were converted to finished goods in the manufacturing process and sold. At December 31, 2009 we had no inventories on hand. Inventories consist of the following:

	December 31,	March 31,
	2009	2009
Raw material	$-	$22,354
Finished goods	-	-
Allowance for obsolescence	-	-
Inventory, net	$-	$22,354

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 4 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	December 31, 2009	March 31, 2009
7% note due July 8, 2010 payable to ANPG Lending, LLC	$1,500,000	$1,500,000
8% notes due from April 7, 2010 through December 24, 2010 payable to unrelated individuals	1,410,000	-
6% notes due on or before May 10, 2009 payable to our CEO	93,700	102,210
6% notes due on or before February 24, 2009 payable to Arthur Douglas & Associates	85,000	85,000
5.95% note due in 10 installments of $5,583 payable to FlatIron Capital	22,056	-
6% notes due December 29, 2008 payable to our CFO	6,000	6,000
10% note due April 8, 2009 payable to an unrelated individual	-	25,000
10% note due September 10, 2009 payable to an unrelated individual	-	20,000
10% note due September 24, 2009 payable to an unrelated individual	-	20,000
Discount on notes payable	(294,600)	(273,853)
	$2,822,156	$1,484,357

Current Year Financing
During the nine months ended December 31, 2009 the Company borrowed from various parties the aggregate amount of $1,410,000. These loans mature from April 7, 2010 through December 24, 2010 and have a mandatory conversion into common stock of the Company from April 7, 2010 through December 24, 2010. These loans bear interest of 8% payable at maturity. Each note is convertible into common stock of the Company at an initial conversion rate $.50 per share. The actual conversion rate will be based on the previous 20 trading day average price of our common stock. The conversion rate cannot be more than $0.50 or less than $0.20. The loans are initially convertible into 2,820,000 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 2,820,000 shares of the Company’s common stock at an exercise rice of $.75 per share.

In accordance with EITF 00-27, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used the actual three month T-Bill rate on the advance dates for the risk-free rate. The actual share price on advance dates; expected volatility of 67.36%, no dividends and a five year horizon in all Black Scholes Option Price calculations. The total value of warrants was $490,097 and the total value of shares was $-0-.

Following the guidance provided by EITF 00-27 the Company allocated proceeds first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note.

March 31, 2009 Financing
During the year ended March 31, 2009 the Company borrowed from various parties the aggregate amount of $393,210. These loans are due on demand after 90 days and bear interest of 6% to 10% payable at maturity. Each note is convertible into common stock of the Company at a conversion rate of $.20 to $.88 per share. The loans are initially convertible into 697,966 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 512,966 shares of the Company’s common stock at an exercise rice of $.20 to $.88 per share. During the year ended March 31, 2009, $135,000 of these loans were converted into 675,000 shares of common stock. During the nine months ended December 31, 2009, $73,510 of these loans were retired.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

 Forbearance Agreement with ANPG Lending, LLC
On September 26, 2009 the Company agreed to reduce the exercise price of the 1,500,000 warrants outstanding to ANPG Lending LLC to $0.20 in exchange for ANPG Lending LLC agreeing to extend the maturity date of the loans aggregating $1,500,000 from July 8, 2009 to September 8, 2009. A subsequent forbearance agreement was signed extending the maturity date of the loans to March 31, 2010.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Rent expense relating to operating spaces leased was approximately $43,433 and $64,328 for the nine months ended December 31, 2009 and 2008, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$89,180	$32,664	$56,516	$-	$-
Total Contractual Cash Obligations	$89,180	$32,664	$56,516	$-	$-

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of December 31, 2009, no preferred stock has been issued by the Company.

Common Stock

On October 1, 2008, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 100,000 shares of restricted common stock per month for a period of 12 months. During the nine months ended December 31, 2009, the Company issued 600,000 shares of restricted common stock valued at $221,000 to Arthur Douglas and Associates.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 7 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the year ended March 31, 2009 and the nine months ended December 31, 2009:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2008	7,940,342	$.87-5.00	$2.25
Warrants issued	626,600	0.20-0.88	1.97
Warrants expired	(248,928)	5.00	5.00
Warrants exercised	(675,000)	0.20	0.20
Warrants issued and exercisable at: March 31, 2009	7,643,014	$0.20-5.00	$2.25
Warrants issued	3,288,500	0.75	0.75
Warrants expired	(3,914)	5.00	5.00
Warrants exercised	-	-	-
Warrants issued and exercisable at: December 31, 2009	10,927,600	$0.20-5.00	$1.22

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2009:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20 – 2.50	2,762,500	0.22	$1.24
$2.70	2,500,000	2.52	2.70
$0.20 – 0.88	2,226,930	3.16	0.30
$0.20 - 0.88	3,438,170	4.46	.73
Total	10,927,600	2.68	1.22

The Company used the Black-Scholes option price calculation to value the warrants issued during the nine months ended December 31, 2009 and the year ending March 31, 2009 using the following assumptions: risk-free rate of 0.25-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Under the Plans during the nine months ended December 31, 2009 and the year ended March 31, 2009, the Company granted 1,390,000 and 42,000 stock options to employees and directors. The options were granted with an exercise prices $0.63-0.24 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the nine months ended December 31, 2009 and the year ended March 31, 2009 of $187,655 and $15,000. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the nine months ended December 31, 2009 and 2008 is $118,302 and $148,095 and has been expensed in the nine months ended December 31, 2009 and 2008, respectively pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of December 31, 2009 there were 920,000 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the year ended March 31, 2009 and the nine months ended December 31, 2009:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2008	2,676,455	$2.73
Options granted	42,000	0.63
Options expired	(1,169,903)	3.01
Options exercised	-	-
Options outstanding at March 31, 2009	1,548,552	2.49
Options granted	1,390,000	0.24
Options expired	-	-
Options exercised	-	-
Options outstanding at December 31, 2009	2,938,552	$1.42

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2009	1,548,552	$2.49
Options exercisable at December 31, 2009	1,496,052	$2.50

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2009:

Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable At December 31, 2009	Weighted Average Exercise Price (Exercisable Shares)
$3.40	63,854	4.84	$3.40	63,854	$3.40
$5.00	72,333	0.88	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	6.45	$2.06	22,365	$2.06
$2.00 - 2.85	1,390,000	3.55	$2.32	1,337,500	$2.32
$0.24	1,390,000	9.33	$0.24	-	$-
$0.63 - 5.00	2,938,552	6.27	$1.42	1,496,052	$2.50

Total compensation cost related to non-vested stock options as of December 31, 2009 and March 31, 2009 was $247,455 and $263,362, respectively.

Weighted average period of non-vested stock options was 9.24 years as of December 31, 2009.

The Company used the Black-Scholes option price calculation to value the options granted in the nine months ended December 31, 2009 and the year ended March 31, 2009 using the following assumptions: risk-free rate of 1% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of options granted.

NOTE 9 – RELATED PARTY TRANSACTIONS

Our CFO, and a member of our Board of Directors, is a 5% owner and CFO of Mastodon Ventures, Inc. Mastodon provides office space and incidentals for our CFO at no cost to the Company. On April 20, 2009 the Company paid Mastodon $30,000 for consulting services in connection with advising the Company in financing matters.

During the year ended March 31, 2009, the Company’s CEO, made loans to the Company in the amount of $102,210.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 116,146 shares of the Company’s common stock at an exercise price of $0.88 per share. During the nine months ended December 31, 2009, the Company paid $8,510 to the CEO in repayment of these loans and $150 in accrued interest. At December 31, 2009 the balance owed to the CEO on these loans was $93,700 plus accrued interest of $7,086.

On December 31, 2008, the Company’s CFO, made a loan to the Company in the amounts of $6,000.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share. At December 31, 2009 the balance owed to the CFO on this loan was $6,000 plus accrued interest of $457.

At December 31, 2009 the CEO and CFO have deferred their salaries in the amount $87,083 and $52,506, respectively.

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

•
They minimize harmful effects to people (EnviroTru®/EnviroTru® 1453  meet Environmental Protection Agency requirements for Toxicity Category IV) and do not cause skin, eye, pulmonary, oral or dermal irritation;

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

Product Categories

We believe that the concept of an easy-to-use and effective line of decontaminants that fits with a favorable environmental profile offers us a unique opportunity to differentiate our products in multiple infection prevention markets. It is our intention to use the unique characteristics of our chemical emulsion technology to build acceptance of our decontaminants as an alternative which is significantly different from other biocidal products that currently dominate the marketplace.  We are exploiting our technology platform to establish a broad product portfolio in the following categories:

•	Surface care products - disinfectants, sanitizers and cleaners (including wipes);

•	Geo Biocides – biocides for use in the oil and gas industry.

•	Animal care products - skin and hoof care treatment and animal shampoo;

•	Personal care products – antimicrobial hand soaps, hand sanitizers and facial scrubs (including wipes); and

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

Geo Biocides

In response to requests from members of the oil & gas industry for a non-toxic but effective disinfectant to replace toxic biocides used in hydraulic fracturing, we developed GeoTru™ Concentrate Biocide designed to be used as a “down-hole” biocide in the oil & gas industry.  GeoTru™ Concentrate is a surfactant-based anionic chemistry with extended shelf life that is effective when used under aerobic or anaerobic conditions.  It is active over a wide pH range and is non-oxidizing and nonreactive with other down-hole chemistries and designed to be used particularly in hydraulic fracturing. In February 2010 we received our first commercial order for our GeoTru™ Concentrate Biocide.

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

Personal Care Products

Personal care products such as antimicrobial hand soaps and hand sanitizers have traditionally been purchased by hospitals and health clinics.  However, due to an increased awareness of germs and transmission of disease, individual consumers as well as institutional buyers such as health clubs, schools, restaurants and grocery stores are increasingly purchasing these products.  These consumers, however, appear to have little understanding of the benefits and/or adverse consequences of the products they choose.

In response to what we believe will be an increasing market for these products, we are developing our KeraTru™ Personal Care line of products which will include hand sanitizers and antimicrobial soaps.  Our KeraTru™ personal care line of products are safe and include several alcohol free products and we believe that they are more than or as effective as the leading brands.

Results of Operations

Three Months Ended December 31, 2009 compared to Three Months Ended December 31, 2008

Revenues.  Our revenues for the three months ended December 31, 2009 and 2008 were $66,988 and $28,176, respectively.  This is an increase of $38,812. This increase is directly attributive to repeat orders from our distributors, orders from new distributors and from increased market demand. Our products initially become available for sale in September 2008.

Revenues for the three months ended December 31, 2009 and 2008 were composed of the following:

	Three Months Ended December 31,
Products	2009	2008
Electro-Static Sprayer	11.2%	42.6%
SurfaceTru® Cleaning & Deodorizing Wipes	0.5%	19.1%
EnviroTru® and EnviroTru 1453®	97.5%	35.7%
EquineTru®	0.8%	2.6%

Cost of Sales. Cost of sales for the three months ended December 31, 2009 and 2008 were $45,195 and $22,534, respectively.  As a percentage of revenues, for the three months ended December 31, 2009 and 2008, cost of sales represented 67.47% and 79.98% of revenues, respectively.  Cost of sales on revenues from sales of the Electro-Static Sprayers is a higher percentage of revenues than our other products.

Operating Expenses. Total operating expenses for the three months ended December 31, 2009 and 2008 were $512,322 and $2,307,597, respectively, a decrease of $1,795,275 or 78%.  Individual components of the change in operating expenses are as follows:

•	Sales expense decrease of $18,164 or 23.02% for the three months ended December 31, 2009 and 2008
•	Product development expense decrease of $25,033 or 27.25% for the three months ended December 31, 2009 and 2008
•	Corporate expense decrease of $101,124 or 44.81% for the three months ended December 31, 2009 and 2008
•	Finance and administrative expense increase of $2,541 or 3.07% for the three months ended December 31, 2009 and 2008
•	Consultant expense decrease of $118,000 or 82.52% for the three months ended December 31, 2009 and 2008
•	Compensation cost for re-pricing warrants decrease of $623,548 or 100% for the three months ended December 31, 2009 and 2008
•	Financing expense decrease of $228,827 or 60.44% for the three months ended December 31, 2009 and 2008

Sales. The decrease in sales expense for the three months ended December 31, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $9,689 and a reduction of office lease cost of $6,155. Various other cost had a net decrease of $2,320 for the three months ended December 31, 2009 compared to 2008.

Product Developement. The decrease in product development expenses for the three months ended December 31, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $17,762 and a reduction of product testing cost of $3,395 and a decrease in compensation cost of options awards of $5,316. Various other cost had a net increase of $1,440 for the three months ended December 31, 2009 compared to 2008.

Corporate. The decrease in corporate expense for the three months ended December 31, 2009 compared to 2008 is attributed to a decrease in legal fees of $97,871, and a decrease in idle process depreciation of machinery of $8,522. Various other cost had a net increase of $5,269 for the three months ended December 31, 2009 compared to 2008.

Finance and Administrative. The were no significant increases or decreases in finance and administrative expenses for the three months ended December 31, 2009 compared to 2008.  Various cost had a net increase of $2,541 for the three months ended December 31, 2009 compared to 2008.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost decreased to $25,000 for the three months ended December 31, 2009 as compared to $143,000 for the three months ended December 31, 2008, a decrease of $118,000.  Cash was paid for consulting services for the three months ended December 31, 2009 in the amount of $25,000. Restricted stock was issued in the three months ended December 31, 2008 in the amounts of $143,000.

Compensation Cost for Re-Pricing Warrants. Warrants were re-priced in the three months ended December 31, 2008 at a cost of $623,548. No warrants were re-priced in the three months ended December 31, 2009.

Financing Expense. Financing cost decreased to $149,779 from $378,606 for the three months ended December 31, 2009 and 2008, a decrease of $228,827. The decrease is attributed to a reduced amount of financing with convertible debt and detachable warrants.

Nine Months Ended December 31, 2009 compared to Six Months Ended December 31, 2008

Revenues.  Our revenues for the nine months ended December 31, 2009 and 2008 were $321,558 and $73,680, respectively.  This is an increase of $247,878. This increase is directly attributive to repeat orders from our distributors, orders from new distributors and increased market demand. Our products initially become available for sale in September 2008.

Revenues for the nine months ended December 31, 2009 and 2008 were composed of the following:

	Six Months Ended December 31,
Products	2009	2008
Electro-Static Sprayer	9.6%	21.8%
SurfaceTru® Cleaning & Deodorizing Wipes	0.3%	32.3%
EnviroTru® and EnviroTru 1453®	89.6%	42.9%
EquineTru®	0.5%	3.00%

Cost of Sales. Cost of sales for the nine months ended December 31, 2009 and 2008 were $220,766 and $68,173, respectively.  As a percentage of revenues, for the nine months ended December 31, 2009 and 2008, cost of sales represented 68.66% and 92.53% of revenues, respectively.  Cost of sales for the nine months ended December 31, 2009 and 2008 includes an additional $22,354 and $22,997 in raw materials that the Company provided to our contract manufacture. This additional cost included in cost of sales material was produced prior to our current contract manufacturing contract. Under our current contract our manufacturer is to provide all raw materials cost. Cost of sales adjusted for these additional amounts for the nine months ended December 31, 2009 and 2008 would be $153,217 and $26,927 and would represent 61.70% and 61.31% of revenues, respectively. At December 31, 2009 the Company did not have any further raw materials on hand.

Operating Expenses. Total operating expenses for the nine months ended December 31, 2009 and 2008 were $2,307,597 and $3,276,050, respectively, a decrease of $968,453 or 29.6%.  Individual components of the change in operating expenses are as follows:

•	Sales expense decrease of $79,212 or 29.73% for the nine months ended December 31, 2009 and 2008
•	Product development expense decrease of $96,292 or 30.96% for the nine months ended December 31, 2009 and 2008
•	Corporate expense decrease of $167,771 or 28.30% for the nine months ended December 31, 2009 and 2008
•	Finance and administrative expense increase of $2,714 or 0.09% for the three months ended December 31, 2009 and 2008
•	Consultant expense increase of $94,125 or 47.09% for the nine months ended December 31, 2009 and 2008
•	Compensation cost for re-pricing warrants decrease of $358,165 or 57.44% for the nine months ended December 31, 2009 and 2008
•	Financing expense decrease of $363,852 or 37.35% for the nine months ended December 31, 2009 and 2008

Sales. The decrease in sales expense for the nine months ended December 31, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $24,635, a reduction of office lease cost of $15,220, and an effort to reduce and control travel, trade show and advertising expenses by the department of $24,201. Various other cost had a net decrease of $15,156 for the nine months ended December 31, 2009 compared to 2008.

Product Developement. The decrease in product development expenses for the nine months ended December 31, 2009 compared to 2008 is attributed to a decrease of one employee and associated benefits of $63,384 and a reduction of product testing cost of $14,525 and a decrease in compensation cost of options awards of $15,948. Various other cost had a net decrease of $2,435 for the nine months ended December 31, 2009 compared to 2008.

Corporate. The decrease in corporate expense for the nine months ended December 31, 2009 compared to 2008 is attributed to a decrease in legal fees of $113,112, a decrease in annual meeting cost of $8,570, a decrease in idle process depreciation of machinery of $25,566, an increase in travel and entertainment expenses of $11,992 and a decrease in office lease cost of $14,933. Various other cost had a net increase of $17,582 for the nine months ended December 31, 2009 compared to 2008.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost increased to $294,000 for the nine months ended December 31, 2009 as compared to $199,875 for the nine months ended December 31, 2008, an increase of $94,125.  Restricted stock was issued in the nine months ended December 31, 2009 and 2008 in the amounts of $269,000 and $199,875. A portion of the increase is attributed to the intrinsic cost of issuing Stock warrants which are calculated using the Black-Scholes Option pricing model. Expenses related to the Black-Scholes valuation method in the nine months ended December 31, 2009 and 2008 amounted to $269,000 and $199,875, respectively.  In the nine months ended December 31, 2009 and 2008 we paid cash compensation of $25,000 and $-0-, respectively.

Compensation Cost for Re-Pricing Warrants. Compensation Cost for Re-Pricing Warrants decreased to $265,383 for the nine months ended December 31, 2009 as compared to $623,548 for nine months ended December 31, 2008, a decrease of $358,165.

Financing Expense. Financing cost decreased to $610,350 from $974,202 for the nine months ended December 31, 2009 and 2008, a decrease of $363,852. The decrease is attributed to a reduced amount of financing with convertible debt and detachable warrants.

Liquidity and Capital Resources

For the nine months ended December 31, 2009, we used net cash of $1,235,064 in operating activities, compared with $856,231 of net cash used in operating activities for the nine months ended December 31, 2008, in comparison to the same period in the prior year, this is an increase in net cash used in operating activities of $378,833 from the prior.

We had net cash provided by financing activities of $1,358,546 for the nine months ended December 31, 2009 compared with $508,260 provided by financing activities for the nine months ended December 31, 2008. Cash provided by financing activities for the nine months ended December 31, 2009, includes $1,464,334 from the issuance of note payables and the payment of notes payables of $105,788. Cash provided by financing activities for the nine months ended December 31, 2008 includes $323,560 from the exercise of warrants and issuance of common stock as well as $319,700 from the issuance of note payables.

At December 31, 2009 and March 31, 2009, we had cash and cash equivalents available in the amounts of $134,713 and $11,231, an increase of $11,231.

Subsequent to December 31, 2009 we are actively seeking to raise up to $4,000,000 in a private placement of our common stock.

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

The Manufacturing Agreement provides the terms and conditions pursuant to which Minntech will manufacture and supply to ESI all of ESI's requirements for its products.  Manufacturing of our products commenced in September 2008. The Manufacturing Agreement has a term of three years commencing after the first shipment of commercial quantities of the Product by Minntech to ESI, provides for automatic one year renewals if not terminated by one of the parties. The Manufacturing Agreement may be terminated by either party upon 90 days prior written notice.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$89,180	$32,664	$56,516	$-	$-
Total Contractual Cash Obligations	$89,180	$32,664	$56,516	$-	$-

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

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. As of December 31, 2009 and March 31, 2009 no impairment of this trade secret was deemed necessary.

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

Revenue Recognition

Revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exists; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectability is reasonably assured.

Persuasive evidence of an arrangement is demonstrated via a purchase order from our customers. Delivery occurs when title and all risks of ownership are transferred to the purchaser which generally occurs when the products are shipped to the customer. No right of return exists on sales of product except for defective or damaged products. The sales price to the customer is fixed upon acceptance of purchase order. To assure that collectability is reasonably assured we perform ongoing credit evaluations of all of our customers.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Anpath Group, Inc.

February 16, 2010	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove President, Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.