Form 10-K
period 2010-03-31
Anpath Group, Inc.
filed 2010-07-14
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ANPATH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-123365	20-1602779
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

224 Rolling Hill Dr, Suite 2A, Mooresville, North Carolina 28117
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, was $7,228,250.

On July 13, 2010, the registrant had 17,466,295 shares of common outstanding.

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

Our headquarters is located at 224 Rolling Hill Road, Suite 2A, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350.

Recent Developments

On May 20, 2010 Anpath filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

The Need for Chapter 11 Restructuring

The Company was in default or approaching default on its Secured Loan Agreements and Secured Notes totaling approximately $3,380,700 as of May 10, 2010.  In the fiscal years ended March 31, 2008 and 2009, the Company reported net losses of $4,948,301 and $4,023,929.  While smaller, less experienced, and lacking the resources of its major competitors, Anpath’s operating subsidiary has established strong positions in several major markets, including a letter of intent with a major supplier of oil and gas industry chemicals and a distribution contract with a national franchise cleaning service.

The Company’s lack of revenue and profit made it impossible for it to continue to satisfy its senior creditors. In this regard, pursuant to a loan agreement originally dated January 8, 2008, ANPG Lending LLC (“ANPG Lending”) purchased certain secured convertible promissory notes from Anpath (the “Notes”) in the aggregate principal amount of $1,500,000 (the “Principal Amount”).  Pursuant to the terms of the Notes, the Principal Amount, together with all accrued and unpaid interest thereon (collectively, with the Principal Amount, the “Outstanding Amount”), was originally due and payable in full on July 8, 2009.  ANPG Lending agreed to extend the original maturity date of the Outstanding Amount and, on September 8, 2009, November 8, 2009, and March 31, 2010, respectively, entered into certain forbearance agreements with Anpath.  Per the terms of the November 8, 2009 forbearance agreement, the Outstanding Amount was rescheduled to be due and payable on March 31, 2010 (the “New Maturity Date”).

When Anpath was unable to repay the Notes on the New Maturity Date, Anpath Lending, working with Laidlaw & Company (UK) Ltd. (“Laidlaw”), agreed to lend the Company additional funds for use as working capital (the “Additional Funding”) in order to provide the Company an opportunity to complete a plan of action that would address its short and long term capital needs.

Faced with declining liquidity, upcoming interest payments, over $2,910,000 in 2010 debt maturities, and the inability to access the capital markets to restructure its balance sheet, the Company pursued various strategic alternatives in late 2009 and early 2010, including seeking to extend the maturities on its debt due in 2010, seeking to implement debt exchanges, seeking to issue new debt for cash and/or in exchange for debt, and pursuing asset sales.  Ultimately, the efforts to restructure outside of Chapter 11 were unsuccessful and Anpath commenced negotiations with its secured lender and certain noteholders.  Those negotiations led to the formation of the consensual Plan to restructure the Company’s debt obligations, and the Company filed Chapter 11 to implement its restructuring.

The Chapter 11 Petition

On May 20, 2010 (the “Filing Date”), with no other tenable alternative available to it, Anpath filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware pursuant to which it proposed a plan of reorganization (the “Plan”).

The Additional Funding amount that was agreed to between Anpath and its principal creditors is $700,000. Of this amount, prior to the Filing Date $100,000 was advanced by Anpath Lending and $186,000 by investors introduced by Laidlaw (collectively, the “Interim Notes”). The $414,000 balance (hereinafter referred to as the “DIP Facility”) is intended to be provided through the issuance of additional notes (the “Post-Petition DIP Notes”), $250,000 of which are to be purchased by Anpath Lending and $164,000 by investors to be introduced by Laidlaw. The Interim Notes were issued with a 7% per annum rate of interest, as will the Post-Petition DIP Notes to be issued under the DIP Facility.

The Plan proposes a restructuring of the debt and other claims against the Company vis-à-vis the interests of its current shareholders. The Plan must be voted on by the holders of claims against and interests in the Company and, in connection therewith, the Plan must meet various standards to be approved (and confirmed) by the Bankruptcy Court.  A condition of confirmation of the Plan by the Bankruptcy Court is that the Offering be completed, at least in the Minimum Offering Amount, in order that the Company can emerge from bankruptcy with working capital projected to be sufficient to sustain operations for at least one year.

Status of Required Plan Approvals

Before it was filed, the Company sought the support of its principle creditors for the Plan that was being proposed. In connection with this initiative:

•	a super-majority of the Senior Secured Class of creditors, including Anpath Lending, signed the Plan Support Agreement; and
•	a super-majority of the investors holding more than 50% of the Convertible Notes all signed the Plan Support Agreement.

As more fully explained in the Bankruptcy Petition Disclosure Statement, Management and the Board of Directors of the Company urged that the Plan be filed in the Bankruptcy Court on a consensual basis because, in the alternative:

•
the Company would not have had access to the Interim Note and DIP Facility financing that has and continues to provide the working capital necessary to maintain operations while it completes the bankruptcy petition process; and

•
the Company would have been forced into a liquidation pursuant to which Anpath Lending and the holders of the Interim Notes, who hold a lien on the Company’s assets, would have most likely received 100% of any net liquation proceeds that would have resulted from such liquidation, the result of which would have been that:

o	the unsecured creditors who are owed approximately $100,000 would have received no consideration;

o	the investors who hold approximately $1.6 million in convertible notes would have received no consideration; and

o	the holders of the common stock in the Company would have been completely wiped out with no prospect for recovery

Post-Petition Outlook for the Company

Incorporated in the Plan is a Post-Petition Budget that indicates that, with its obligations eliminated and the Company enjoying a debt-free capitalization, if the Offering is completed for at least the Minimum Offering Amount, the Company should have the working capital needed to support operations that focus on those priorities needed to produce near-term revenue that we believe will allow the Company to sustain itself without the need for any further deficit funding requirements.

Business Overview

Through its wholly-owned subsidiary EnviroSystems, Inc. (“ESI”), Anpath produces disinfecting, sanitizing and cleaning products designed to help prevent the spread of infectious microorganisms, while minimizing the harmful effects to people, application surfaces and the environment.  We believe that the ability to destroy a wide-range of disease-causing microorganisms combined with a favorable profile for health and environmental effects makes our products ideal for use in a wide range of applications/markets that are in need of disinfection/cleaning products that are safe to use and non-toxic.

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

Primary Technology Platform

We have developed and have trade secret rights to what we believe to be a unique and proprietary Parachlorometaxylenol (more commonly known as PCMX) based chemical emulsion biocide technology platform.  PCMX has been widely used as an antimicrobial in surgical hand and skin scrubs.  Based on this technology, we have developed a portfolio of efficacious disinfectants/sanitizers/cleaners that achieve bio-decontamination without using toxic and corrosive chemicals.  Our PCMX chemical emulsion biocides have the following characteristics:

●	They kill a wide range of infectious microorganism, including MRSA;

●	They minimize harmful effects to people (EnviroTru® /EnviroTru® 1453 meet Environmental Protection Agency requirements for Toxicity Category IV) and do not cause skin, eye, pulmonary, oral or dermal irritation;

●	They are safe for animals (the EquineTru® formulation safely prevents and eliminates persistent skin and hoof conditions caused by micro-organisms); and

●	They are non-corrosive (EnviroTru /EnviroTru 1453 are included in the Boeing Qualified Products List (QPL) and conform to AMS-1452A, 1453 & D6-7127 Aircraft Corrosion Specifications).

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

We are exploiting our technology platform to establish a broad product portfolio in the following categories:

●	Surface Care products - disinfectants, sanitizers and cleaners (including wipes);

●	GeoBiocides – biocides for use in the oil and gas industry.

●	Animal Care products - skin and hoof care treatment and animal shampoo; and

●	Personal Care products – antimicrobial hand soaps, hand sanitizers and facial scrubs (including wipes).

Current Products

As more fully explained in the information incorporated by reference herein, we are currently generating modest revenue from the following products:

Surface Care Products:  We presently sell a number of different surface disinfectant liquids, sprays and wipes that are purchased primarily for use in industrial markets.

Animal Care Products:  We currently have one product that is accepted by veterinary regulators which addresses skin and hoof disease in horses.

Future Products

As more fully explained in the information incorporated by reference herein, the real value-creation opportunity for the Company lies in the near-term prospects in two particular product areas (the “Near Term Product Opportunities”):

Hospital Grade Product

We are planning to reintroduce a hospital grade disinfectant product to replace one of our earlier products called EcoTru®.  The reformulated disinfectant is expected to demonstrate that it will effectively kill numerous bacteria, fungi, and viruses, including MRSA, Hepatitis B and C, HIV, herpes and influenza. Likewise, in addition to being highly effective as a disinfectant, our reformulated hospital grade product is expected to occupy a unique position in the market place, combining this microbial effectiveness in a disinfectant product which will also have a favorable profile for health and environmental effects. This product is currently in the final EPA submission l process.  The Company is working with a 3rd party EPA consultant group and an independent, EPA registered lab in the development of the EPA submission. It is anticipated that based on recent efficacy testing we will be able to bridge the majority of the claims from our previous product, EcoTru, thereby reducing testing cost and time.  The EPA may require testing of one organism in each class to validate each class.  It is  anticipated that final federal EPA registration will occur prior to the end of 2010.  A serious delay or failure to achieve EPA registration for the revised EcoTru would result in a delay in the primary product offering.  The long-term success of our Surface Care product line is dependent upon registration of a broad-spectrum product.

Oil & Gas Industry

In response to requests from members of the oil and gas industry for a non-toxic but effective disinfectant to replace toxic biocides used in oil and gas well stimulation, we developed GeoTru™ Concentrated GeoBiocide designed to be used as a “down-hole” biocide in the oil and gas drilling industry.  GeoTru is a surfactant-based chemistry for the control of microorganisms including bacteria, fungi, and algae, effective when used under aerobic or anaerobic conditions. It is safe to handle and transport, non-flammable, and with no explosion hazard. GeoTru has an extended shelf life and it is active over a wide pH range and is non-oxidizing and nonreactive with other down-hole chemistries.  It has been designed to be used particularly in hydraulic fracturing.The Company has worked with two different industry participants in the vetting of GeoTru and the product is currently in the final process of EPA registration.  We expect to have federal EPA registration for GeoTru  early in the 4th quarter of 2010.  Simultaneously, the Company, in concert with two industry partners, is finalizing a series of advanced toxicology and environment tests designed to further differentiate GeoTru from the current products on the market.  Delay or failure to achieve EPA registration for GeoTru will seriously affect the Company’s ability to sustain itself in the short-run and would undoubtedly require the company to raise more capital.

The Company is going to concentrate its budget resources and manpower on completing the regulatory certification for these two products and, if approved, it will seek to consummate a manufacturing, marketing and licensing agreement in order to try and best gain commercial traction for the products more quickly than one could expect if Anpath were to try and build an in-house direct sales force and sell these products directly in their respective marketplaces.

The information incorporated herein speaks of many other products and product areas, the development of and support for which is not sustainable based on the Company’s current access to capital. As a result, most if not all these activities will be put on hold pending the results that the Company generates from its Near-Term Product Opportunities.

Therefore, while it is true that the Company’s core underlying Product Technology Platform could logically be used to exploit consumer-facing cleaning and personal care products, this is an area that would require more capital and product expertise than Anpath currently can command.

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

In addition, we believe by targeting the microorganism membrane, it is not necessary to use an oxidizing biocide to kill the organism. Oxidizing biocides, such as bleach and hydrogen peroxide, are effective biocides but are indiscriminate, can be corrosive and require direct access to the microorganism. Also, a difference in cell surface architecture, which is the key to cellular identity, provides the mechanism by which our disinfectants micro-particles discriminate between microorganisms and provides the foundation and focal point for the antimicrobial effect of ESI disinfectants.

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

Research and Development

During our most recent fiscal year and the prior fiscal year, we have devoted approximately $295,123 and $433,556 to research and development activities, much of which have been focused on returning our hospital grade product to the market and in developing a GeoBiocide product. While the return of the hospital grade product and the development of a viable GeoBiocide is our clear priority, we have ongoing development programs focused on expanding our chemical emulsion product platform. We remain opportunistic regarding synergistic product line extensions and we are pursuing next generation disinfectants as well as a line of soaps, cleansers and hand sanitizers including products based on essential oils

Government Regulation

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

ESI’s planned KeraTru™ line is expected to compete against current products based on greater effectiveness, a lack of reactions and increased safety for kids.  Alcohol-based products lose their effectiveness within seconds of being applied to the skin; it is intended that KeraTru™ hand products remain active well after being applied and leaves the skin feeling soft. KeraTru™ hand products are planned to also be antiseptic and hypoallergenic, benefits not included with alcohol-based products.  Finally, an alcohol-free, rinse free, and fragrance free KeraTru™ hand sanitizer will be  non-toxic and not dangerous for kids or adults (when properly applied).  Once immediate priorities are addressed, the Company will seek potential partners to co-develop and market the KeraTru line.

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

Employees

As of March 31, 2010, we had a total of 5 full time employees. None of our employees are represented by a trade union. We anticipate hiring additional full time employees within the next twelve months.

Customers

We have traditionally sold the majority of our products to customers in the healthcare industry, including hospitals, dental offices, physicians' offices, reference laboratories, long term care facilities and veterinary offices. In addition, we also have also sold our products to the aviation industry, janitorial industry, local and federal government, education and customers in the hospitality industry. For the fiscal year ended March 31, 2010, sales to our top ten customers represented approximately 96.96%.

Sales, Marketing, Distribution

Our strategy has been to market and sell our products primarily through third party distributors and to a lesser extent through direct sales. For the twelve months ended March 31, 2010, sales through distributors accounted for approximately 64.40% of our sales. We have entered into distribution agreements with distributors that service the industry segments that we have targeted for sales of our products. In the transportation industry, we have entered into a distribution agreement with Andpak, a distributor to the aviation industry which markets our EnviroTru™ 1453 and SurfaceTru™ cleaning wipes to the same industry.

We have also entered into distribution agreements with distributors to market our products outside of the United States. Recent sales to both the Korean and Japanese markets are encouraging.

We recently also entered into a National Account Agreement with Jan-Pro Franchising International, Inc. (JPI) (Jan-Pro), a nationwide commercial cleaning franchisor. The exclusive Agreement is to supply ESI’s EnviroTru® Disinfectant & Deodorizing Cleaner and electrostatic sprayer systems to JPI and its US franchises.  Based on mutually agreed upon projected revenue goals between ESI and JPI, the Company estimates the value of the 3-year agreement to be approximately $3 million in revenue assuming purchases by the JPI franchises meet the targeted goals, although the Company can provide no assurance that it will achieve the projected revenue targets.

Our products are shipped to customers from our contract manufacturers’ facility in Minneapolis, MN.  We use third party carriers to deliver our products. From time to time, we will arrange for shipments directly from our contract manufacturer.

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

Risks Related to Our Company

Certain Business Considerations:  A number of factors could affect the business of Anpath and/or its operating subsidiary, ESI.  Any factor which could adversely affect the business of ESI could, by extension, have a negative effect on the Company’s own financial performance.  Among these potential factors are the following:

The continuing global economic crisis could adversely affect the Company’s business.

The current global economic crisis and turbulent financial markets could adversely affect the Company’s business, results of operations, and financial condition.  Lower consumer spending worldwide could lead to a decline in demand for ESI’s products and services.  If the global credit markets do not improve, the Company could have difficulty in the future refinancing of debt and raising capital for operations.

ESI’s products will continue to be subject to periodic random inspection and testing by the EPA and ESI cannot be certain that such tests will not result in further EPA letters of inquiry or other actions.

ESI’s products will continue to be subject to periodic inspection and testing by the EPA and other authorities, where applicable, and must comply at all times with the EPA and state regulations.  If ESI fails an EPA inspection and/or test, or otherwise fail to comply with statutory and regulatory requirements, ESI could be subject to possible legal or regulatory action, such as suspension of sales, suspension of manufacturing, and seizure of products or voluntary recall of products.  Further, such a failure could result in the imposition of market restrictions through labeling changes or in product removal.  If compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of ESI’s products occur following reauthorization by the EPA, ESI’s ability to market its products may be withdrawn.  Further, if products selected for random testing by the EPA have not been properly stored, then the EPA tests may result in a finding that ESI’s products do not meet the efficacy standards on the labels.  If EPA testing results in findings that its products do not meet EPA standards, it could have a material adverse effect on ESI’s business, reputation and results of operation and, by extension, the Company.

ESI has not applied for patents on proprietary technology and instead relies upon trade secret protection to protect its intellectual property; it may be difficult and costly to protect its proprietary rights and ESI may not be able to ensure their protection.

ESI has not applied for patent protection for its proprietary formulas and micro-emulsion technology and has decided instead to rely upon trade secret protection to protect such intellectual property.  Trade secrets are difficult to protect and while ESI uses reasonable efforts to protect its trade secrets, it cannot assure that its employees, consultants, contractors or scientific advisors will not, unintentionally or willfully, disclose its trade secrets to competitors or other third parties.  In addition, courts outside the United States are sometimes less willing to protect trade secrets.  Moreover, ESI’s competitors may independently develop equivalent knowledge, methods and know-how.  If ESI is unable to defend its trade secrets from illegal use, or if ESI’s competitors develop equivalent knowledge, it could have a material adverse effect on ESI’s business.

Any infringement of ESI’s proprietary rights could result in significant litigation costs, and any failure to adequately protect its proprietary rights could result in ESI’s competitors’ offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.  Existing patent, copyright, trademark and trade secret laws afford only limited protection.  In addition, the laws of some foreign countries do not protect ESI’s proprietary rights to the same extent as do the laws of the United States.  Therefore, ESI may not be able to protect its proprietary rights against unauthorized third party use.  Enforcing a claim that a third party illegally obtained and is using ESI’s trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable.  Litigation may be necessary in the future to enforce its intellectual property rights, to protect ESI’s trade secrets or to determine the validity and scope of the proprietary rights of others.  This litigation could result in substantial costs and diversion of resources and could materially adversely affect the future operating results of ESI – thereby negatively affecting the financial performance of the Company as well.

Potential claims alleging infringement of third party's intellectual property by ESI could harm ESI’s ability to compete and result in significant expense to ESI and loss of significant rights.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to ESI’s business.  Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of ESI’s technical and management personnel, cause product shipment delays, disrupt ESI’s relationships with ESI’s customers or require ESI to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the ESI’s operating results and thus the Company’s financial performance.  Royalty or licensing agreements, if required, may not be available on terms acceptable to ESI.  If a claim against ESI is successful and ESI cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign ESI’s products to avoid infringement, business, financial condition and results of operations of both ESI and the Company would be materially adversely affected.

To date Anpath and ESI have had significant operating losses, an accumulated deficit and have had limited revenues and they do not expect to be profitable for at least the foreseeable future, and Anpath and ESI cannot predict when they  might become profitable, if ever.

Anpath and ESI have been operating at a loss each year since the Company’s and ESI’s inception, and the Company and ESI expects to continue to incur losses for the next twelve to eighteen months.  As of March 31, 2009, the Company and ESI had a combined accumulated deficit of approximately $28,921,873.  ESI also has had limited revenues.  Revenues for the twelve months ended March 31, 2009 and March 31, 2008, were $85,969 and $115,284, respectively.  Further, ESI may not be able to generate significant revenues in the future.  In addition, the Company expects to incur substantial operating transfers in order to fund the expansion of ESI’s business. As a result, the Company expects to continue to experience substantial negative cash flow for at least twelve to eighteen months and cannot predict when, or even if, the Company might become profitable.  ESI will need to generate significant revenues in order to achieve and maintain profitability.  ESI may not be able to generate sufficient revenue to pay the advances made by the Company or achieve profitability in the future.  Even if the Company and ESI do achieve profitability, the Company and ESI may not be able to sustain or increase profitability.  If ESI is not able to generate revenues sufficient to fund ESI’s operations through product sales or if the Company is not able to raise sufficient funds through investments by third parties, it could result in the Company’s and ESI’s inability to continue as a going concern and, as a result, the Company’s investors could lose their entire investment.

ESI operates in a highly regulated industry, which may delay the introduction of new products, cause withdrawal of products from the market, and have other adverse consequences.

Pursuant to applicable environmental and safety laws and regulations, ESI is required to obtain and maintain certain governmental permits and approvals for ESI’s products.  Permits and approvals may be subject to revocation, modification or denial under certain circumstances.  While ESI believes it is in compliance in all material respects with such environmental and safety laws, there can be no assurance that ESI’s operations or activities will not result in administrative or private actions, revocation of required permits or licenses, or fines, penalties or damages, which could have an adverse effect on ESI.  In addition, the Company cannot predict the extent to which any legislation or regulation may affect the market for ESI’s products or its cost of doing business.

The Company has relied almost entirely on external financing to fund operations and acquisitions to date.

Because the Company has never generated meaningful revenue and currently operates at a loss, the Company is completely dependent on the continued availability of financing in order to continue its business.  There can be no assurance that financing sufficient to enable the Company and its subsidiaries to continue their operations will be available to the Company.  The Company’s failure to obtain financing or to produce levels of revenue to meet its financial needs could result in its inability to continue as a going concern and, as a result, the Company’s investors could lose their entire investment.

The Company may need to raise capital to fund operations, and its failure to obtain funding when needed may force the Company to delay, reduce or eliminate product development efforts.

If, in the future, the Company is not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, the Company may have to raise funds to permit ESI to continue the commercialization, marketing and sale of its products.  The Company cannot be certain that funding will be available on acceptable terms, or at all.  To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact its ability to conduct business.  If the Company is unable to raise additional capital if required or on acceptable terms, ESI may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its products, restrict its operations or obtain funds by entering into agreements on unattractive terms.

ESI relies upon third party manufacturers to produce its products, making it vulnerable to supply disruptions which could harm its business.

ESI relies upon third party manufacturers to produce its products.  If ESI’s third party manufacturers are unable to manufacture product in quantities ESI requires or that meets its specifications, or if they raise their prices, it could have a material adverse effect on ESI’s sales and results of operation.  In addition, in the event of any of the foregoing, ESI could be required to seek new manufacturers.  In such event, ESI cannot be certain that it will find alternative third party manufacturers who will manufacture product on similar economic terms. ESI’s costs of goods sold could increase, with an adverse effect on ESI’s sales and results of operations.

ESI relies upon a single supplier for parachlorometaxylenol (“PCMX”), the active ingredient in the Company’s products.

ESI relies upon a single supplier, Clariant Corporation, to provide ESI with PCMX, which is the biocide used in ESI’s products.  Clariant Corporation is one of the largest suppliers of PCMX in the United States.  If Clariant Corporation is unable to supply ESI with PCMX in the quantities and on the economic terms that ESI requires, it could have a material adverse effect on ESI’s business.

ESI lacks significant sales, marketing and distribution capabilities and depends on third parties to market and distribute its product both in the United States and Internationally.

ESI does not have an internal sales organization dedicated solely to sales and marketing of ESI’s product and therefore ESI must rely upon third party distributors to market and sell its product.  These third parties may not be able to market ESI’s product successfully or may not devote the time and resources to marketing ESI’s product that ESI requires.  ESI also relies upon third party carriers to distribute and deliver ESI’s product.  As such, deliveries are to a certain extent out of the ESI’s control.  If ESI chooses to develop its own sales, marketing or distribution capabilities, it will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available.  If ESI or a third party is not able to adequately sell and distribute its product, ESI’s business will be materially harmed.

Substantially all of the Company’s operations are conducted at a single location.  Any disruption at the Company’s facility could adversely affect its operations and increase its expenses.

Substantially all of the Company’s operations are currently conducted at a single location in Mooresville, North Carolina.  The Company takes precautions to safeguard its facility, including insurance, health and safety protocols.  However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in the Company’s operations, damage or destroy the Company’s books and records, computer systems, or inventory, and cause the Company to incur additional expenses.  The insurance the Company maintains against fires, floods, earthquakes and other natural disasters may not be adequate to cover the Company’s losses in any particular case.

ESI faces competition in its markets from a number of large and small companies, some of which have greater financial, research and development, production and other resources than the Company has.

ESI’s products face competition from products which may be used as an alternative or substitute therefore.  In addition, the Company competes with several large companies in the disinfectant business.  To the extent these companies, or new entrants into the market, offer comparable disinfectant products at lower prices, ESI’s business could be adversely affected.  ESI’s competitive position is based principally on its micro-emulsion technology, product quality and product safety.  ESI’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics.  There can be no assurance that ESI will have sufficient resources to maintain its current competitive position.

The Company may not be able to manage its growth effectively, which could adversely affect its operations and financial performance.

The ability to manage and operate its business as the Company executes its development and growth strategy will require effective planning.  Significant growth could strain the Company’s internal resources and could adversely affect its financial performance.  The Company expects that its efforts to grow will place a significant strain on its personnel, management systems, infrastructure and other resources.  The Company’s ability to manage future growth effectively will also require it to successfully attract, train, motivate, retain and manage new employees and continue to update and improve its operational, financial and management controls and procedures.  If the Company does not manage its growth effectively, its operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

The Company’s future success depends on retaining its existing key employees and hiring and assimilating new key employees.  The loss of key employees or the inability to attract new key employees could limit its ability to execute its growth strategy, resulting in lost sales and a slower rate of growth.

The Company’s success depends in part on its ability to retain key employees including its executive officers. The Company has only entered into an employment agreement with one of its executives.  Also, it does not currently carry “key man” insurance on its executives but intends to obtain it in the near future.  It would be difficult for the Company to replace any one of these individuals.  In addition, as the Company grows, it may need to hire additional key personnel.  The Company may not be able to identify and attract high quality employees or successfully assimilate new employees into its existing management structure.

ESI cannot predict the impact of its proposed marketing efforts.  If these efforts are unsuccessful, ESI may not earn enough revenue to become profitable.

ESI’s success will depend on investing in marketing resources and successfully implementing its marketing plan.  ESI’s proposed business plan includes hiring marketing personnel and a dedicated sales force and developing a comprehensive marketing plan for its product.  Such a marketing plan may include attending trade shows and making private demonstrations, advertising and promotional materials, advertising campaigns in both print and broadcast media, and advertising/promotion-related operations.  ESI cannot give any assurance that these marketing efforts will be successful.  If they are not, revenues may be insufficient to cover its fixed costs and ESI may not become profitable.

ESI’s business may be affected by factors outside of the Company’s control.

ESI’s ability to increase sales, and to profitably distribute and sell its products, is subject to a number of risks, including changes in its business relationships with its principal distributors, competitive risks such as the entrance of additional competitors into ESI’s markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive and risks associated with changes in demand for disinfectants which can be affected by economic conditions, health care reform and government regulation.

We have experienced losses and will incur losses in the future.

We are an early stage company with a limited operating history. As of March 31, 2010, we had an accumulated deficit of approximately $32,500,000 million and we expect to continue to incur operating losses, in the aggregate and on a per share basis.  In addition, there is no assurance that we will ever be able to achieve or sustain positive cash flows or profitability, the consequence of which is that we could continue to incur losses for the foreseeable future. If we are not able to achieve or sustain positive cash flows or profitability, our stock price may decline and our ability to remain in business will be impaired. See Management’s Discussion and Analysis of Financial Condition in our most recent Form 10-Q which is incorporated herein by reference.

Because we have a limited operating history, it is difficult to evaluate our business and prospects.

Anpath Holdings, Inc. was formed in October 2005 as Bonds Financial, Inc. and beta-trading on our electronic trading platform began in April 2007, with the commercial launch of the platform in December 2007. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. We expect to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties that are specific to our business or the electronic financial services industry are described throughout the Risk Factors in our Form 10-K which is incorporated herein by reference.

Certain Bankruptcy Considerations

Non-Confirmation or Delay of Confirmation of the Plan

The Bankruptcy Court, which sits as a court of equity, may exercise substantial discretion.  Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, that the confirmation of the Plan not be followed by a need for further financial reorganization and that the value of distributions to dissenting creditors and shareholders not be less than the value of distributions such creditors and shareholders would receive if the Company were liquidated under Chapter 7 of the Bankruptcy Code.  Although the Company believes that the Plan will meet such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Non-Consensual Confirmation

In the event any impaired Class of Claims does not accept a plan, a bankruptcy court may nevertheless confirm such plan at the proponent’s request if at least one impaired class of claims has accepted the plan (with such acceptances being determined without including the vote of any “insider” in such class), and, as to each impaired class that has not accepted the plan, the bankruptcy court determines that the plan of reorganization “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes.  The Company believes that the Plan satisfies these requirements.

Risk of Non-Occurrence of the Effective Date

Although the Company believes that the Effective Date will occur reasonably soon after the Confirmation Date, there can be no assurance as to such timing or as to whether it will occur.

General Effect

The filing of a bankruptcy petition by the Company, and the publicity attendant thereto, may adversely affect the Company’s business.  The Company believes that any such adverse effects may worsen during the pendency of a protracted bankruptcy case if the Plan is not confirmed as expected or if it were necessary for operating subsidiaries to file bankruptcy petitions.

Classification and Treatment of Claims and Equity Interests

Section 1122 of the Bankruptcy Code requires that the Plan classify Claims against, and Interests in, the Company.  The Bankruptcy Code also provides that the Plan may place a Claim or Interest in a particular Class only if such Claim or Interest is substantially similar to the other Claims or Interests of such Class.  The Company believes that all Claims and Interests have been appropriately classified in the Plan.

To the extent that the Bankruptcy Court finds that a different classification is required for the Plan to be confirmed, the Company presently anticipates that it would seek (i) to modify the Plan to provide for whatever classification might be required for confirmation and (ii) to use the acceptances received from any creditor pursuant to this solicitation for the purpose of obtaining the approval of the Class or Classes of which such creditor ultimately is deemed to be a member.  Any such reclassification of creditors, although subject to the notice and hearing requirements of the Bankruptcy Code, could adversely affect the Class in which such creditor was initially a member, or any other Class under the Plan, by changing the composition of such Class and the vote required for approval of the Plan.  There can be no assurance that the Bankruptcy Court, after finding that a classification was inappropriate and requiring a reclassification, would approve the Plan based upon such reclassification.  Except to the extent that modification of classification in the Plan requires re-solicitation, the Company will, in accordance with the Bankruptcy Code and the Bankruptcy Rules, seek a determination by the Bankruptcy Court that acceptance of the Plan of any Holder of Claims pursuant to this solicitation will constitute a consent to the Plan’s treatment of such Holder regardless of the Class as to which such Holder is ultimately deemed to be a member.  The Company believes that under the Federal Rules of Bankruptcy Procedure the Company would be required to re-solicit votes for or against the Plan only when a modification adversely affects the treatment of the claim of any creditor or equity holder.

The Bankruptcy Code also requires that the Plan provide the same treatment for each Claim or Interest of a particular Class unless the Holder of a particular Claim or Interest agrees to a less favorable treatment of its Claim or Interest.  The Company believes that it has complied with this requirement.  To the extent that the Bankruptcy Court finds that the Plan does not satisfy such requirement, the Bankruptcy Court could deny confirmation of the Plan.

Issues or disputes relating to classification and/or treatment could result in a delay in the Confirmation and Consummation of the Plan and could increase the risk that the Plan will not be consummated.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.

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

As of March 31, 2010, we had 17,466,295 shares of common stock outstanding. We also have 10,048,347 shares of common stock issuable upon exercise of warrants. Further, we have up to an additional 3,700,000 shares of common stock reserved for future issuance under our 2004 Equity Compensation Plan and our 2006 Incentive Stock Plan. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

Facilities

Our principal executive offices are located at 224 Rolling Hill Road, Suite 2A, Mooresville, North Carolina 28117. We entered into a three year lease for this space beginning October 1, 2009 for an office/warehouse combination in Mooresville, NC. Lease payments under the new office lease will be $2,695 per month for the first year and increases 3% for each subsequent year.

In June 2006 we entered into a lease for a laboratory facility in Mentor, Ohio. The space is approximately 1,440 square feet. The lease has a two year term, commencing on August 1, 2006 and ending in June 2008 and the rent is $900 per month. We have continued this lease on a month to month basis.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings other than the Bankruptcy proceedings filed May 20, 2010.

On May 20, 2010 Anpath filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. We anticipate emerging from Bankruptcy in August 2010. See ITEM 1. BUSINESS

ITEM 4.                RESERVED

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low
Period from January 1, 2010 to March 31, 2010	$0.48	$0.19
Period from October 1, 2009 to December 21, 2009	$0.47	$0.25
Period from July 1, 2009 to September 30, 2009	$0.45	$0.30
Period from April 1, 2009 to June 30, 2009	$0.35	$0.19
Period from January 1, 2009 to March 31, 2009	$0.30	$0.15
Period from October 1, 2008 to December 21, 2008	$0.73	$0.24
Period from July 1, 2008 to September 30, 2008	$0.84	$0.50
Period from April 1, 2008 to June 30, 2008	$0.90	$0.50

Number of Stockholders

As of March 31, 2010, there were approximately 400 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2010 we sold 82,500 shares of restricted common stock to individuals exercising warrants at $0.20 per warrant for aggregate consideration of $16,500.

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

Primary Technology Platform

We have developed and have trade secret rights to what we believe to be a unique and proprietary Parachlorometaxylenol (more commonly known as PCMX) based chemical emulsion biocide technology platform.  PCMX has been widely used as an antimicrobial in surgical hand and skin scrubs.  Based on this technology, we have developed a portfolio of efficacious disinfectants/sanitizers/cleaners that achieve bio-decontamination without using toxic and corrosive chemicals.  Our PCMX chemical emulsion biocides have the following characteristics:

●	They kill a wide range of infectious microorganism, including MRSA;

●	They minimize harmful effects to people (EnviroTru® /EnviroTru® 1453 meet Environmental Protection Agency requirements for Toxicity Category IV) and do not cause skin, eye, pulmonary, oral or dermal irritation;

●	They are safe for animals (the EquineTru® formulation safely prevents and eliminates persistent skin and hoof conditions caused by micro-organisms); and

●	They are non-corrosive (EnviroTru /EnviroTru 1453 are included in the Boeing Qualified Products List (QPL) and conform to AMS-1452A, 1453 & D6-7127 Aircraft Corrosion Specifications).

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

We are exploiting our technology platform to establish a broad product portfolio in the following categories:

●	Surface Care products - disinfectants, sanitizers and cleaners (including wipes);

●	GeoBiocides – biocides for use in the oil and gas industry.

●	Animal Care products - skin and hoof care treatment and animal shampoo; and

●	Personal Care products – antimicrobial hand soaps, hand sanitizers and facial scrubs (including wipes).

Current Products

As more fully explained in the information incorporated by reference herein, we are currently generating modest revenue from the following products:

Surface Care Products:  We presently sell a number of different surface disinfectant liquids, sprays and wipes that are purchased primarily for use in industrial markets.

Animal Care Products:  We currently have one product that is accepted by veterinary regulators which addresses skin and hoof disease in horses.

Opportunities”):

Future Products

As more fully explained in the information incorporated by reference herein, the real value-creation opportunity for the Company lies in the near-term prospects in two particular product areas (the “Near Term Product

Hospital Grade Product

We are planning to reintroduce a hospital grade disinfectant product to replace one of our earlier products called EcoTru®.  The reformulated disinfectant is expected to demonstrate that it will effectively kill numerous bacteria, fungi, and viruses, including MRSA, Hepatitis B and C, HIV, herpes and influenza. Likewise, in addition to being highly effective as a disinfectant, our reformulated hospital grade product is expected to occupy a unique position in the market place, combining this microbial effectiveness in a disinfectant product which will also have a favorable profile for health and environmental effects. This product is currently in the final EPA submission l process.  The Company is working with a 3rd party EPA consultant group and an independent, EPA registered lab in the development of the EPA submission. It is anticipated that based on recent efficacy testing we will be able to bridge the majority of the claims from our previous product, EcoTru, thereby reducing testing cost and time.  The EPA may require testing of one organism in each class to validate each class.  It is  anticipated that final federal EPA registration will occur prior to the end of 2010.  A serious delay or failure to achieve EPA registration for the revised EcoTru would result in a delay in the primary product offering.  The long-term success of our Surface Care product line is dependent upon registration of a broad-spectrum product.

Oil & Gas Industry

In response to requests from members of the oil and gas industry for a non-toxic but effective disinfectant to replace toxic biocides used in oil and gas well stimulation, we developed GeoTru™ Concentrated GeoBiocide designed to be used as a “down-hole” biocide in the oil and gas drilling industry.  GeoTru is a surfactant-based chemistry for the control of microorganisms including bacteria, fungi, and algae, effective when used under aerobic or anaerobic conditions. It is safe to handle and transport, non-flammable, and with no explosion hazard. GeoTru has an extended shelf life and it is active over a wide pH range and is non-oxidizing and nonreactive with other down-hole chemistries.  It has been designed to be used particularly in hydraulic fracturing.The Company has worked with two different industry participants in the vetting of GeoTru and the product is currently in the final process of EPA registration.  We expect to have federal EPA registration for GeoTru  early in the 4th quarter of 2010.  Simultaneously, the Company, in concert with two industry partners, is finalizing a series of advanced toxicology and environment tests designed to further differentiate GeoTru from the current products on the market.  Delay or failure to achieve EPA registration for GeoTru will seriously affect the Company’s ability to sustain itself in the short-run and would undoubtedly require the company to raise more capital.

The Company is going to concentrate its budget resources and manpower on completing the regulatory certification for these two products and, if approved, it will seek to consummate a manufacturing, marketing and licensing agreement in order to try and best gain commercial traction for the products more quickly than one could expect if Anpath were to try and build an in-house direct sales force and sell these products directly in their respective marketplaces.

The information incorporated herein speaks of many other products and product areas, the development of and support for which is not sustainable based on the Company’s current access to capital. As a result, most if not all these activities will be put on hold pending the results that the Company generates from its Near-Term Product Opportunities.

Therefore, while it is true that the Company’s core underlying Product Technology Platform could logically be used to exploit consumer-facing cleaning and personal care products, this is an area that would require more capital and product expertise than Anpath currently can command.

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

In addition, we believe by targeting the microorganism membrane, it is not necessary to use an oxidizing biocide to kill the organism. Oxidizing biocides, such as bleach and hydrogen peroxide, are effective biocides but are indiscriminate, can be corrosive and require direct access to the microorganism. Also, a difference in cell surface architecture, which is the key to cellular identity, provides the mechanism by which our disinfectants micro-particles discriminate between microorganisms and provides the foundation and focal point for the antimicrobial effect of ESI disinfectants.

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

Results of Operations

Year Ended March 31, 2010 compared to Year Ended March 31, 2009

Revenues.  Our revenues for the years ended March 31, 2010 and 2009 were $428,861 and $85,969, respectively. This is an increase of $342,892 over the prior year. This increase is directly attributive to repeat orders from our distributors, orders from new distributors and increased market demand.

Revenues for the years ended March 31, 2010 and 2009 were composed of the following:

	Years Ended March 31,
Products	2010	2009
Electro-Static Sprayer	12.48%	19.54%
EnviroTru® and EnviroTru 1453®	87.14%	46.30%
Other	.38%	34.16%

Cost of Sales. Cost of sales for the year ended March 31, 2010 and 2009 were $292,963 and $77,613, respectively, an increase of $215,350.  As a percentage of revenues, for the year ended March 31, 2010 and 2009, cost of sales represented 68.31% and 90.28% of revenues, respectively.  Cost of sales for the year ended March 31, 2010 and 2009 includes $4,079 and $5,019 for disposal cost of material that scrapped and $22,354 and $27,045 of raw material cost from inventory we produced prior to our inventory production contract with Minntech. Under the production contract with Minntech, they are responsible for the procurement of raw materials. Cost of sales adjusted for these additional amounts for the year ended March 31, 2010 and 2009 would be $270,609 and $50,568 and would represent 63.10% and 58.82% of revenues, respectively. At March 31, 2010 the Company did not have any further raw materials on hand.

During the year ended March 31, 2010 and 2009, depreciation expense in the amount of $-0- and $34,371 was recorded for manufacturing equipment that sat idle and is included as part of Operating Expenses on the Consolidated Statement of Operations.

Operating Expenses. Total operating expenses for the years ended March 31, 2010 and 2009 were $2,832,136 and $3,920,599, respectively, a decrease of $1,088,463 or 27.76%. Individual components of the change in operating expenses are as follows:

•	Sales expense decrease of $88,904 or 26.17% in the current year end of March 31, 2010 when compared to the prior year end of March 31, 2009.
•	Product development expense decrease of $138,433 or 31.93% for the year ended March 31, 2010 and 2009
•	Corporate expense decrease of $160,642 or 22.03% in the current year end of March 31, 2010 when compared to the prior year end of March 31, 2009.
•	Finance and administrative expense increase of $8,651 or 0.02% in the current year end of March 31, 2010 when compared to the prior year end of March 31, 2009.
•	Consultant expense increase of $47,625 or 18.22% in the current year end of March 31, 2010 when compared to the prior year end of March 31, 2009.
•	Compensation cost for re-pricing warrants decrease of $316,673 or 54.41% in the current year end of March 31, 2010 when compared to the prior year end of March 31, 2009.
•	Financing expense decrease of $440,087 or 37.57% in the current year end of March 31, 2010 when compared to the prior year end of March 31, 2009.

 Sales. The decrease in sales expense for the year ended March 31, 2010 compared to 2009 is attributed to a decrease of one employee and associated benefits of $24,183, a reduction of office lease cost of $21,375; an effort to reduce and control travel, trade show and advertising expenses by the department of $25,299 and a reduction in sales consultants of $12,000. Various other cost had a net decrease of $6,047 for the year ended March 31, 2010 compared to 2009.

Product Developement. The decrease in product development expenses for the year ended March 31, 2010 compared to 2009 is attributed to a decrease of one employee and associated benefits of $74,359; a reduction of product testing cost of $43,965 and a decrease in compensation cost of options awards of $21,264. Various other cost had a net increase of $1,155 for the year ended March 31, 2010 compared to 2009.

Corporate. The decrease in corporate expense for the year ended March 31, 2010 compared to 2009 is attributed to a decrease in legal fees of $119,521, a decrease in annual meeting cost of $8,570, a decrease in idle process depreciation of machinery of $34,371, an increase in travel and entertainment expenses of $13,509 and a decrease in office lease cost of $19,198. Various other cost had a net increase of $7,509 for the year ended March 31, 2010 compared to 2009.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost increased to $309,000 from $261,375 for the year ended March 31, 2010 compared to 2009, an increase of $47,625.  Restricted stock was issued in year ended March 31, 2010 and 2009 in the amounts of $221,000 and $204,500. Expenses related to the Black-Scholes valuation method in the years ended March 31, 2010 and 2009 amounted to $-0- and $56,875, respectively.  In the years ended March 31, 2010 and 2009 we paid cash compensation of $88,000 and $-0-, respectively.

Compensation Cost for Re-Pricing Warrants. Compensation Cost for Re-Pricing Warrants decreased to $265,383 from $582,056 for the year ended March 31, 2010 compared to 2009, a decrease of $316,673. The decrease is attributed to a reduced amount of re-pricing of warrants in the current year.

Financing Expense. Financing cost decreased to $731,276 from $1,171,363 for the year ended March 31, 2010 compared to 2009, a decrease of $440,087. The decrease is attributed to a reduced amount of financing with convertible debt and detachable warrants.

Liquidity and Capital Resources

For the year ended March 31, 2010, we used $1,386,277 in operating activities, compared with $922,166 used in operating activities for the year ended March 31, 2009, an increase of $464,111 or 50.33%.

We had net cash provided by financing activities of $1,375,046 for the year ended March 31, 2010 compared with $581,770 provided by financing activities for the year ended March 31, 2009. Cash provided by financing activities for the year ended March 31, 2010, includes $16,500 in proceeds from the exercise warrants, and net proceeds of $1,355,546 from notes payable.

At March 31, 2010 and 2009, we had cash and cash equivalents available in the amounts of $-0- and $11,231, a decrease of $11,231.

Contractual Obligations

Operating Leases

We have entered into a lease agreement for an office lease beginning October 1, 2009. The office lease requires us to pay $99,960 over a three year period beginning. We have an option to extend this lease for an additional year. The office is located in Mooresville, NC.

In June 2006 we entered into a lease for a laboratory facility in Mentor, Ohio. The space is approximately 1,440 square feet. The lease has a two year term, commencing on August 1, 2006 and ending in June 2008 and the rent is $900 per month. We have continued this lease on a month to month basis.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$89,180	$32,664	$56,516	$-	$-
Total Contractual Cash Obligations	$89,180	$32,664	$56,516	$-	$-

Executive Employment Contracts
The Company does not have any executive employment contracts in place at the present time.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements for the fiscal year ended March 31, 2010 begins on page F-1 of this Annual Report.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.               ACONTROLS AND PROCEDURES.

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

During the evaluation of disclosure controls and procedures as of March 31, 2010, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures.  As a result of the material weakness identified, management concluded that Anpath’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, Anpath believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, Anpath’s financial condition as of March 31, 2010 and 2009, and the results of its operations and cash flows for the years ended March 31, 2010 and 2009, in conformity with United States generally accepted accounting principles (GAAP).

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

Anpath’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below:

Lack of Appropriate Accounting Policies and Related Procedures.

•	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
•
We have limited personnel and financial resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

•
Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise effective control over financial reporting.

•
Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As a result of the material weakness in internal control over financial reporting described above, Anpath management has concluded that, as of March 31, 2010, Anpath’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO.

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

The Company intends, as capital resources allow, remedying its material weaknesses by identifying steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.  Despite the Company’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives may require the Company to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, Anpath internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our and EnviroSystems' executive officers and directors, together with such person's business experience during the past five (5) years.

Name	Age	Position(s)
J. Lloyd Breedlove	62	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	51	Chief Financial Officer, Secretary, Director
Paul S. Malchesky	64	Chief Science Officer, EnviroSystems
Jeff Savino	56	Vice President, Marketing and Sales, EnviroSystems

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

Stephen Hoelscher

Mr. Hoelscher has been our and EnviroSystems' Chief Financial Officer, Secretary and a member of our board of directors since January 10, 2006. Mr. Hoelscher is a Certified Public Accountant and has 30 years of accounting and auditing experience. Mr. Hoelscher is a 5% owner of, and also the CFO for, Mastodon Ventures, Inc., a financial consulting business in Austin, Texas, a position that he has held since 2000. Mastodon Ventures, Inc. is an affiliate of MV Nanotech Corp. which previously made loans to us in the aggregate amount of $850,000, which amount (plus accrued but unpaid interest) was repaid out of the net proceeds of our private offering completed in January 2006. Since May, 2004, Mr. Hoelscher has also served as the Chief Financial Officer of EnXnet, Inc, a Tulsa, Oklahoma based publicly traded technology company, and he has provided accounting consulting services to EnXnet since January 2001. Mr. Hoelscher will continue to provide limited consultation to Mastodon and will continue to consult with EnXnet but will devote such time as necessary to the performance of his duties to us. From 1997 to 2000, Mr. Hoelscher was the Controller for Aperian, Inc. an Austin, Texas based publicly traded company. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Dr. William Jay Robbins, M.D., F.A.C.P., A.A.H.I.V.S., Director

Dr. Robbins background includes a history of active involvement with infectious disease care, specifically with HIV treatment and immunology. Currently he is a member of the National Board of Directors at the American Academy of HIV Medicine. In 2000, he founded his current practice, Infectious Disease of Central Florida in Orlando, Florida. Dr. Robbins is a member of the National Medical Advisory Board of Aguron Corporation, and is the Florida Chapter President at the American Academy of HIV Medicine.

Dr. Robbins is a Principal Investigator for a wide range of clinical research studies with numerous pharmaceutical and biotech companies. He has two decades of clinical trial participation and engages as an expert speaker for Pfizer, GlaxoSmithKline, Gilead Sciences, Roche, and Bohringer-Ingelheim. In additional he has held positions as Clinical Instructor at both NOVA Southeastern University School of Osteopathic Medicine and the Orlando Regional Medical Center.

From 1986-1999, Dr. Robbins founded and was senior physician at Central Florida Infectious Disease, P.A., Prior to that he held Chief of Medicine position at A.M.I. Medical Center in Orlando, Florida. Dr. Robbins has participated in numerous community service organizations specifically focused on HIV/AIDS. He has received many awards and honors including the AMI Medical Center Orlando Physician of the Year - 1989 and Glebeigh Hospital, Orlando, Florida Distinguished Faculty Award Recognition for AIDS victims, and has published numerous scientific papers focused on HIV Medicine.

Dr. Robbins earned his Bachelor of Science degree in biology from Lehigh University (1973) and a Doctor of Medicine degree from the University of the State of New York, Albany, New York (1985) He received residency training from the department of internal medicine at the Lutheran Medical Center in Brooklyn, New York (1981-1983) and completed fellowship training in infectious diseases at the University of the State of New York - Downstate Medical Center in Brooklyn, New York (1983-1985).

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

ITEM 11.                EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to each named executive officer for the fiscal years ended March 31, 2010 and 2009.

									Nonqualified
								Non-Equity	Deferred	All
					Stock	Option		Incentive Plan	Compensation	Other
Name and Principal		Salary		Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)		($)	($)	($)	($)
						(A)
J. Lloyd Breedlove,	2010	$259,000	(1)	$-0-	$-0-	$-0-	(2)	$-0-	$-0-	$-0-	$259,000
Pres., CEO and	2009	$260,041	(1)	$-0-	$-0-	$-0-	(2)	$-0-	$-0-	$-0-	$260,041
Director (1)

Stephen Hoelscher,	2010	$140,016	(3)	$-0-	$-0-	$62,885	(4)	$-0-	$-0-	$-0-	$202,901
CFO, Secretary and Director	2009	$140,016	(3)	$-0-	$-0-	$62,885	(4)	$-0-	$-0-	$-0-	$202,901

(A) The Company used the Black-Scholes option price calculation to value the options issued to the officers using the following assumptions: risk-free rate of 4.50%; volatility of 63%; zero dividend yield; the actual exercise term of the options issued and the exercise price of options issued.

(1) The company was unable to pay Mr. Breedlove his full salary and all unpaid salary has been accrued. As of March 31, 2010 and 2009, Mr. Breedlove’s accrued unpaid executive compensation was $119,084 and $97,500.

(2) An option for the purchase of 750,000 shares of common stock at an exercise price of $2.50 per share was granted to Mr. Breedlove on January 10, 2006. This option became fully vested and exercisable on January 9, 2008. This option has a termination date of January 9, 2011.

An option for the purchase of 750,000 shares of common stock at an exercise price of $0.24 per share was granted to Mr. Breedlove on May 1, 2009. This option becomes vested over a four year vesting schedule; 25% at May 1, 2010 and the remainder vesting in 36 equal monthly amounts through May 1, 2013. This option has a termination date of May 1, 2019.

(3) The company was unable to pay Mr. Hoelscher his full salary and all unpaid salary has been accrued. As of March 31, 2010 and 2009, Mr. Hoelscher’s accrued unpaid executive compensation was $70,008 and $58,340.

(4) An option for the purchase of 200,000 shares of common stock at an exercise price of $2.20 per share was granted to Mr. Hoelscher on December 18, 2006. This option becomes vested over a four year vesting schedule; 25% at the January 17, 2007and the remainder vesting in 36 equal monthly amounts through December 17, 2010. This option has a termination date of December 17, 2016.

An option for the purchase of 200,000 shares of common stock at an exercise price of $0.24 per share was granted to Mr. Hoelscher on May 1, 2009. This option becomes vested over a four year vesting schedule; 25% at May 1, 2010 and the remainder vesting in 36 equal monthly amounts through May 1, 2013. This option has a termination date of May 1, 2019.

Employment Agreements

We currently do not have an employment contract with our executive officers.

Other Compensation

We pay Mr. Breedlove $259,000 per year in consideration for Mr. Breedlove serving as our Chief Executive Officer, President and as a member of the Board of Directors. Mr. Hoelscher is compensated $140,000 per year in consideration for Mr. Hoelscher serving as our Chief Financial Officer, Secretary and as a member of the Board of Directors.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

Number of Securities Underlying Unexercised Options (#)

Name	Exercisable (Vested)		Unexercisable (Unvested)	Option Exercise Price ($)	Option Expiration Date
J. Lloyd Breedlove	750,000	(1)	750,000	$2.50	01/10/2011
J. Lloyd Breedlove	-0-	(2)	-0-	0.24	05/01/2019
Stephen Hoelscher	200,000	(3)	-0-	2.50	12/17/2016
Stephen Hoelscher	-0-	(4)	200,000	$0.24	05/01/2019

(1) An option for the purchase of 750,000 shares of common stock at an exercise price of $2.50 per share was granted to Mr. Breedlove on January 10, 2006. This option became fully vested and exercisable on January 9, 2008. This option has a termination date of January 9, 2011.

(2) An option for the purchase of 750,000 shares of common stock at an exercise price of $0.24 per share was granted to Mr. Breedlove on May 1, 2009. This option becomes vested over a four year vesting schedule; 25% at May 1, 2010 and the remainder vesting in 36 equal monthly amounts through May 1, 2013. This option has a termination date of May 1, 2019.

(3) An option for the purchase of 200,000 shares of common stock at an exercise price of $2.20 per share was granted to Mr. Hoelscher on December 18, 2006. This option becomes vested over a four year vesting schedule; 25% at the January 17, 2007and the remainder vesting in 36 equal monthly amounts through December 17, 2010. This option has a termination date of December 17, 2016.

(4) An option for the purchase of 200,000 shares of common stock at an exercise price of $0.24 per share was granted to Mr. Hoelscher on May 1, 2009. This option becomes vested over a four year vesting schedule; 25% at May 1, 2010 and the remainder vesting in 36 equal monthly amounts through May 1, 2013. This option has a termination date of May 1, 2019.

OPTIONS EXERCISED and STOCK VESTED

No named executive officer exercised options in the fiscal years ended March 31, 2010 or March 31, 2009. Options held by the following named executive officers vested during the years ended:

	March 31,	March 31,
Name	2010	2009
J. Lloyd Breedlove	-0-	-0-
Stephen Hoelscher	50,000	50,000

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Lloyd Breedlove (1)	—	—	—	—	—	—	—
Stephen Hoelscher (1)	—	—	—	—	—	—	—
Stephen A. Schneider (2)	—	—	—	—	—	—	—
Paul A. Boyer (2)	—	—	$—	—	—	—	$—
David V. Gilroy (2)	—	—	$—	—	—	—	$—
Dr William Robbins (3)	—	—	$—	—	—	—	$—

(1) Board members who are also officers are not individually compensated for being on the Board of Directors.

(2) Mr. Schneider, Mr. Boyer, and Mr. Gilroy resigned from the Board of Directors on March 5, 2009.

(3) Mr. Robbins was appointed to the Board on September 2, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2010:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,780,000	$2.34	920,000	*
Equity compensation plans not approved by security holders	—	—	—
Total	2,780,000	$2.34	920,000

* Represents remaining shares issuable under the 2004 Equity Compensation Plan and the 2006 Stock Incentive Plan.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 29, 2010 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner	Amount (1)	Percent of Class
Directors and Named Executive Officers (2):
J. Lloyd Breedlove (3)	1,129,526	6.1%
Stephen Hoelscher (4)	331,980	1.9%

All directors and named executive officers as a group (two persons)	1,461,506	7.8%

Other 5% or Greater Beneficial Owners
The Ferguson Living Trust UDT 8/13/74 (5) 2100 Gold Street San Jose, CA 95164	2,915,562	14.3%
ANPG Lending LLC (6) c/o Romulus Holdings 2200 Fletcher Avenue Fort Lee, NJ 07024	10,182,708	4.9%

(1)
Beneficial ownership is calculated based on 17,466,295 shares of our common stock issued and outstanding as of June 29, 2010. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2)	The address for the directors and named executive officers is c/o Anpath Group, Inc., 224 Rolling Hill Road, Suite 2A, Mooresville, North Carolina 28117.

(3)
Includes 200,775 common stock shares, 750,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.50 per share and 116,127 shares of common stock issuable upon the exercise of options at an exercise price of $0.88 per share. Also includes 62,624 shares of common stock issuable upon exercise of options to purchase shares of EnviroSystems preferred stock, using a conversion ratio of 1.956994 shares of our common stock for each share of EnviroSystems preferred stock issuable upon exercise. Mr. Breedlove holds options to purchase 32,000 shares of EnviroSystems preferred stock which are exercisable to purchase up to 62,624 shares of our common stock based on the conversion ratio. Such number of shares was determined assuming the exercise of all options and warrants to purchase EnviroSystems preferred stock. In the event such options and/or warrants expire without being exercised, then any shares of common stock issuable upon exercise shall be distributed pro-rata among the EnviroSystems preferred stockholders. In the event of such a pro-rata distribution, Mr. Breedlove would be eligible to receive additional shares of common stock. This amount does not include 750,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.24 per share which have not vested.

(4)
Includes 124,540 common stock shares, 200,000 shares of common stock issuable upon the exercise of options at an exercise price of $2.20 per share and 7,440 shares of common stock issuable upon the exercise of options at an exercise price of $0.88 per share. This amount does not include 200,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.24 per share which have not vested.

(5)
Includes 2,500,000 shares of common stock issuable upon the exercise of warrants to purchase common stock. Also includes 415,562 shares of common stock issued in exchange for shares of EnviroSystems preferred stock.

(6)
Such shares include 856,000 shares of common stock out of a total of approximately 8,682,708 shares of common stock issuable upon the conversion of convertible promissory notes (the “Notes”) and 1,500,000 issuable upon the exercise of warrants (the “Warrants”). The Notes have an aggregate principal balance of $1,500,000 and are convertible into shares of common stock at a price of $0.20 per share, subject to adjustment pursuant to anti-dilution provisions in the Notes. The Warrants have an exercise price of $0.20 per share, subject to adjustment pursuant to anti-dilution provisions in the Warrants. The Notes and Warrants have limits on exercise and conversion. According to the terms of the Notes and the Warrants held by ANPG Lending LLC, it is prohibited from converting the Notes or exercising its Warrants if after such exercise or conversion, ANPG Lending LLC’s percentage ownership of common stock would exceed 4.9%. If there were no such restrictions in the Notes and Warrants, and ANPG Lending LLC had the right to exercise such Notes and Warrants for all 10,182,708 shares, ANPG Limited LLC would be deemed to own approximately 36.8% of our common stock.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

Other  than the  compensation  and  employment  arrangements  described above,  we have not entered into any  transactions  with any of our directors or executive officers or their immediate family members during the fiscal ended March 31, 2010.

Director Independence

The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of March 31, 2010, the Board determined that one of its three directors are independent based upon such criteria.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BehlerMick P.S. (formerly Williams & Webster, P.S. (Behler) was our independent registered public accounting firm for fiscal year ended March 31, 2009. Pattillo, Brown & Hill, L.L.P. (PB&H) was our independent registered public accounting firm for fiscal year ended March 31, 2010. Set forth below are the fees and expenses for W&W and PB&H for each of the last two years for the following services provided to us:

	2010	2009
Audit Fees-Behler	$42,644	$65,130
Audit Fees-PB&H	14,060	—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Except as described above, we have not been billed for any services by Behler or PB&H. Our Board of Directors acts as our audit committee. Our Board of Directors has not authorized Behler or PB&H to provide any other services for us.

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10K are filed as a part of this report.

(2)	Financial Statement Schedules

There is no financial statement schedules included in this annual report.

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

July 14, 2010	ANPATH GROUP, INC.

By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove
President and CEO

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ANPATH GROUP, INC.

July 14, 2010	/s/ J. Lloyd Breedlove
J. Lloyd Breedlove
President, Chief Executive Officer and Director, Principal Executive Officer

ANPATH GROUP, INC.

July 14, 2010	/s/ Stephen Hoelscher
Stephen Hoelscher
Chief Financial Officer and Director, Principal Financial and Accounting Officer

To the Board of Directors and
Stockholders of Anpath Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Anpath Group, Inc. and subsidiaries as of March 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Anpath Group, Inc. as of March 31, 2009, were audited by other auditors whose report dated July 10, 2009, expressed an unqualified opinion on these statements.

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

In our opinion, based on our audit and report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anpath Group, Inc. and subsidiaries as of March 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at March 31, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pattillo, Brown & Hill L.L.P.
Certified Public Accountants
Waco, Texas
July 13, 2010

ANPATH GROUP, INC
Consolidated Balance Sheets

	Years Ended
	March 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$-	$11,231
Accounts receivable, net	6,864	10,241
Prepaid expenses	31,207	4,817
Inventory	-	22,354
TOTAL CURRENT ASSETS	38,071	48,643
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(270,171)	(205,676)
TOTAL FIXED ASSETS	133,871	198,365
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	177,795	198,082
TOTAL OTHER ASSETS	1,203,795	1,224,082
TOTAL ASSETS	$1,375,737	$1,471,090
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$368,483	$395,525
Accrued interest payable	334,660	135,570
Wages payable	230,541	188,840
Current maturities of long-term debt, net of discount	2,920,951	1,484,357
TOTAL CURRENT LIABILITIES	3,854,635	2,204,292
LONG TERM LIABILITIES
Notes payable, net of discount	-	-
TOTAL LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	3,854,635	2,204,292
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,020,462 and 16,203,654 shares issued and outstanding	1,702	1,620
Additional paid-in capital	30,013,696	28,863,063
Accumulated deficit	(32,494,296)	(29,597,885)
TOTAL STOCKHOLDERS' EQUITY	(2,478,898)	(733,202)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,375,737	$1,471,090

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations

	For the Fiscal Years Ended
	March 31,
	2010	2009
REVENUES	$428,861	$85,969
COST OF SALES	292,963	77,613
Gross Profit	135,898	8,357
EXPENSES:
Sales	250,793	339,697
Product development	295,123	433,556
Corporate	568,626	729,268
Finance and administrative	411,935	403,284
Consultants	309,000	261,375
Compensation cost for re-pricing warrants	265,383	582,056
Financing expense	731,276	1,171,363
Total Expenses	2,832,136	3,920,599
LOSS FROM OPERATIONS	(2,696,238)	(3,912,242)
OTHER INCOME (EXPENSE):
Interest expense	(200,173)	(111,693)
Interest income	-	6
Total Other Income and Expense	(200,173)	(111,687)
LOSS BEFORE TAXES	(2,896,411)	(4,023,929)
INCOME TAX EXPENSE	-	-
NET LOSS	$(2,896,411)	$(4,023,929)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.17)	$(0.28)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	16,650,242	14,650,443

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Shareholders' Equity
For fiscal years ended March 31, 2010 and 2009

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, March 31, 2008	14,249,889	$1,425	$27,226,561	$(25,573,956)	$1,654,030
Common stock issued at a price of $.20 per share in the exercise of warrants	675,000	68	134,932	-	135,000
Common stock issued for services	1,165,129	116	325,886	-	326,002
Common stock and warrants issued at a price of $.88 per share for cash	113,636	11	99,989	-	100,000
Stock options granted and warrants issued	-	-	405,079	-	405,079
Warrants re-priced for cash at $.20 per warrant	-	-	88,560	-	88,560
Warrants re-priced in exchange for services rendered	-	-	582,056	-	582,056
Net loss for the year ended March 31, 2009	-	-	-	(4,023,929)	(4,023,929
Balance, March 31, 2009	16,203,654	1,620	28,863,063	(29,597,885)	(733,202
Common stock issued at a price of $.20 per share in the exercise of warrants	82,500	8	16,492	-	16,500
Common stock issued for services	600,000	60	220,940	-	221,000
Common stock issued in the cashless exercise of warrants	134,308	14	(14)	-	-
Stock options granted and warrants issued	-	-	647,832	-	647,832
Warrants re-priced for cash at $.20 per warrant	-	-	265,383	-	265,383
Net loss for the year ended March 31, 2009	-	-	-	(2,896,411)	(2,896,411
Balance, March 31, 2010	17,020,462	$1,702	$30,013,696	$(32,494,296)	$(2,478,898

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows

	For the Fiscal Years Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,896,411)	$(4,023,929
Depreciation and amortization	64,494	66,964
Stock issued for services	221,000	326,002
Stock options granted and warrants issued	647,832	363,587
Stock options re-priced for services	265,384	623,548
Discount on note payable	100,104	1,171,363
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	3,377	6639
Decrease (increase) in prepaid expenses	(26,388)	91,244
Decrease (increase) in inventory	22,354	27,045
Decrease in trade secrets	-	-
Decrease (increase) in deposits	20,287	46,256
Increase (decrease) in accounts payable & accrued expenses	(27,042)	273,798
Increase (decrease) in accrued interest payable	199,090	111,693
Increase (decrease) in wages payable	41,701	188,840
Increase (decrease) in discount on notes payable	-	(195,216
Net cash used by operating activities	(1,364,218)	(922,166
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,410,000	393,210
Payment of notes payable	(73,513)	(135,000
Proceeds from the sale of common stock and warrants	16,500	235,000
Proceeds from the re-pricing of warrants	-	88,560
Net cash provided by financing activities	1,352,987	581,770
NET INCREASE (DECREASE) IN CASH	(11,231)	(340,396
CASH - Beginning of period	11,231	351,627
CASH - End of period	$-	$11,231
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$1,083	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $-0- at March 31, 2010 and 2009, respectively.

Advertising
The Company expenses advertising costs as they are incurred and are included as part of Sales expense.  For the years ended March 31, 2010 and 2009 the Company incurred $-0- and $13,902, respectively in advertising cost.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2010 and 2009, basic and diluted net loss per share are the same, as for the years ended March 31, 2010 and 2009, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive. As of March 31, 2010 and 2009, the Company had stock equivalents of 12,986,899 and 9,051,465 outstanding.

Compensated Absences
Employees earn personal leave time based on hours worked and longevity. These benefits are vested when earned but cannot be carried over from calendar year to calendar year. Benefits are accrued as they are earned and are reflected in the financial statements. Accrued compensated absences at March 31, 2010 and 2009 were $43,846 and $31,636, respectively.

Contingent Liability
In accordance with Statement of Financial Accounting Standards Interpretation No. 14, the Company may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it is probable that future cost will be incurred and such cost can be measured.

Derivative Instruments
We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes as of March 31, 2010 and 2009.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Fair Value of Financial Instruments
The Company's financial instruments as defined by ASC 825, Financial Instruments may include cash, receivables, and advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010 and 2009.

ASC 820, Fair Value Measurements and Disclosure (ASC 820), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The following table summarizes the Company's fixed assets:

	March 31,
	2010	2009
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Shows	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,863	118,051
Capitalized Software	3,210	3,210
	404,042	382,230
Allowance for Depreciation	(270,171)	(205,676)
Fixed Assets, net	$133,871	$198,365

Depreciation expense for the year ended March 31, 2010 and 2009 was $64,494 and $66,964, respectively.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Depreciation expense on manufacturing equipment is included as a part of Cost of Sales on the Consolidated Statement of Operations. During the year ended March 31, 2009 and 2008, depreciation expense on manufacturing equipment was $37,075 and $2,733.

Depreciation expense in the amount of $-0- and $34,371 for the years ended March 31, 2010 and 2009 was recorded for manufacturing equipment that sat idle and is included as part of Expenses on the Consolidated Statement of Operations.

Depreciation expense on all other equipment is included as part of Expenses on the Consolidated Statement of Operations.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the years ended March 31, 2010 and 2009, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of approximately $1,500,000 to continue operations for the next eighteen months.

Impairment of Long Lived Assets
The Company assesses potential impairment of its long lived assets, which include its property and equipment and its identifiable intangibles such as its trade secrets on an annual basis, or as events and circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long lived assets. The Company determines impairment by measuring the undisclosed future cash flows generated by the assets, comparing the results to the assets’ carrying value and adjusting the assets to the lower of the carrying value to fair value and charging current operations for any measured impairment. The Company determined that the Trade Secrets were impaired by $374,000 in previous years. As of March 31, 2010 and 2009 no further impairment of this trade secret was deemed necessary.

Concentration Risk
Sales to our top ten customers represented approximately 96.96% and 98.58% of our sales for the years ended March 31, 2010 and 2009.

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

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended February 28, 2010. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

The FASB has issued ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC Topic 855 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company has adopted and will follow the guidance in ASC Topic 855 for all prospective subsequent event transactions and disclosures.

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

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, Share Based Payments to Non-Employees, and ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are being amortized over their respective contractual vesting periods.

The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants. The Company recorded compensation expense of $913,215 and $949,550 for years ended March 31, 2010 and 2009, respectively.

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser.  The Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. The Company determined that the Trade Secrets were impaired by $374,000 in previous years. As of March 31, 2010 and 2009 no further impairment of this trade secret was deemed necessary.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash and cash equivalents with what management believes to be high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit. The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2010 and 2009, the Company’s did not have any uninsured risk.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (first-in, first out basis) and include purchased raw materials, work-in-process and finished goods and consist of the following:

	March 31,
	2010	2009
Raw material	$—	$22,354
Work-in-progress	—	—
Finished goods	—	—
Inventory, net	$—	$22,354

NOTE 5 - INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740, Income Taxes.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by ASC 740 to allow recognition of such an asset.

At March 31, 2010 and 2009, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $11,048,000 and $8,695,000, principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2009 and 2008 were as follows:

	March 31,
	2010	2009
Net operating loss carry forward:	$32,494,000	$29,598,000
Deferred tax asset	$11,048,000	$10,063,000
Deferred tax asset valuation allowance	(11,048,000)	(10,063,000)
Net deferred tax asset	$—	$—

At March 31, 2010 and 2009 the Company has net operating loss carry forwards of approximately $32,494,000 and $29,598,000, respectively, which begin to expire in the year 2014 through 2029. The change in valuation allowance from March 31, 2009 from March 31, 2008 is $985,000.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 6 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	March 31,
	2010	2009
7% note due July 8, 2010 payable to ANPG Lending, LLC	$1,500,000	$1,500,000
6% notes due on or before May 10, 2009 payable to our CEO	93,700	102,210
6% notes due on demand payable to Arthur Douglas & Associates	85,000	85,000
6% notes due on demand payable to our CFO	6,000	6,000
10% note due April 8, 2009 payable to an unrelated individual	-	25,000
10% note due June 10, 2009 payable to an unrelated individual	-	20,000
10% note due June 24, 2009 payable to an unrelated individual	-	20,000
8% notes due April 8, 2010 payable to unrelated individuals	537,500	-
8% notes due July 1, 2010 payable to unrelated individuals	357,500	-
8% notes due from August 25, 2010 through December 24, 2010 payable to unrelated individuals	515,000	-
Total Notes Payable	3,094,700	1,758,210
Discount on notes payable	(173,749)	(273,853)
Notes Payable, net of discount	$2,920,951	$1,484,357

During the years ended March 31, 2010 and 2009 the Company borrowed from various parties the aggregate amount of $1,410,000 and $393,210. These loans are due on demand after 90 days and bear interest of 6% to 10% payable at maturity. Each note is convertible into common stock of the Company at a conversion rate of $.20 to $.88 per share. The loans are initially convertible into 2,820,000 and 697,966 shares of the Company’s common stock. Detachable warrants were also issued with each note giving the holder the right to purchase an aggregate 2,820,000 and 512,966 shares of the Company’s common stock at an exercise rice of $.20 to $.88 per share.

In accordance with ASC 470, the Company recognized the beneficial conversion feature associated with the notes convertibility into shares and warrants. The total value of warrants was determined using the Black Scholes Option Price Calculation. In employing this model, the following assumptions were used the actual three month T-Bill rate on the advance dates for the risk-free rate. The actual share price on advance dates; expected volatility of 67.36%, no dividends and a five year horizon in all Black Scholes Option Price calculations. For the years ended March 31, 2010 and 2009 the total value of warrants was $416,074 and $122,173 and the total value of shares was $74,024 and $73,142.

Following the guidance provided by ASC 470, the Company allocated proceeds first to the warrants issuable upon conversion of the note. The value of the warrants was recorded on the balance sheet as debt discounts and increases to shareholder’s equity. The debt discounts are being amortized over the remaining life of the convertible note.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 7 - COMMITMENT AND CONTINGENCIES

Operating Leases
The Company has formal operating leases for all of its office and laboratory space. Rent expense relating to operating space leased was approximately $54,811 and $84,166 for the years ended March 31, 2010 and 2009, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$81,095	$32,907	$48,188	—	—
Laboratory Lease (1)	—	—	—	—	—
Total Contractual Cash Obligations	$81,095	$32,907	$48,188	—	—

(1) The laboratory lease has expired and the Company continues leasing these premises on a month to month basis

Executive Employment Contracts
The Company does not have any executive employment contracts with its Chief Executive Officer and Chief Financial Officer.

NOTE 8 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series at the sole discretion of the Company’s board of directors. The board of directors is also authorized to determine the rights, preferences, and privileges and restrictions granted to or imposed upon any series of preferred stock. As of March 31, 2010 and 2009, no preferred stock has been issued by the Company.

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

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Common Stock Issued for Services
On March 31, 2009 the Company issued 565,129 shares to four officers in lieu of salaries of $121,502 for the months of February and March 2009.

On October 1, 2008, the Company entered into a consulting agreement with Arthur Douglas and Associates, Inc for investment relations services. The Company agreed to pay compensation to Arthur Douglas and Associates, Inc of 100,000 shares of restricted common stock per month for a period of 12 months. During the year ended March 31, 2010 and 2009, the Company issued 600,000 and 600,000 shares of restricted common stock valued at $221,000 and $204,500 to Arthur Douglas and Associates.

Conversion of Note Payable for Common Stock
On December 17, 2008, MV Nanotech Corporation called its notes payable in the amount of $135,000 in exchange for the exercise of 675,000 common stock warrants. The Company issued 675,000 shares of restricted common stock in this transaction.

Warrant Exercise
In January 2010, the Company issued 82,500 shares of common stock for cash of $16,500 in the exercise of warrants at $0.20 per warrant.

On March 23, 2010, the Company issued 134,308 shares of common stock in the cashless exercise of warrants.

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

On June 26, 2009 the Company agreed to reduce the exercise price of the 1,500,000 warrants outstanding to ANPG Lending LLC to $0.20 in exchange for ANPG Lending LLC agreeing to extend the maturity date of the loans aggregating $1,500,000 from July 8, 2009 to September 8, 2009. The Company recorded a charge of $265,383 for re-pricing these stock purchase warrants.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

The following is a summary of all common stock warrant activity during the two years ended March 31, 2010:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2008	7,940,342	$.87-5.00	$2.25
Warrants issued	626,600	0.20-0.88	1.97
Warrants expired	(248,928)	5.00	5.00
Warrants exercised	(675,000)	0.20	0.20
Warrants issued and exercisable at: March 31, 2009	7,643,014	$0.20-5.00	$2.25
Warrants issued	3,288,500	0.75	0.75
Warrants expired	(134,308)	5.00	1.67
Warrants exercised	(748,859)	.20	.20
Warrants issued and exercisable at: March 31, 2010	10,048,347	$0.20-5.00	$1.18

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2010:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20 – 2.50	1,936,656	0.27	$1.32
$2.70	2,500,000	2.52	2.70
$0.20 – 0.88	2,173,521	3.15	0.30
$0.20 - 0.88	3,438,170	4.52	.73
Total	10,048,347	2.91	1.18

The Company used the Black-Scholes option price calculation to value the warrants issued during the year ended March 31, 2010 and 2009 using the following assumptions: risk-free rate of 0.25-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

Under the Plans during the year ended March 31, 2010 and 2009, the Company granted 1,390,000 and 42,000 stock options to employees and directors. The options were granted with an exercise prices $0.63-0.24 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by ASC 718 Compensation-Stock Compensation, resulting in a total value associated with these options for the year ended March 31, 2010 and 2009 of $187,655 and $15,000.  This amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2010 and 2009 is $157,734 and $210,861 and has been expensed in the years ended March 31, 2010 and 2009, respectively, and credited to additional paid-in capital.

As of March 31, 2010 there were 920,000 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the year ended March 31, 2010 and 2009:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2008	2,676,455	$2.73
Options granted	42,000	0.63
Options expired	(1,169,903)	3.01
Options exercised	-	-
Options outstanding at March 31, 2009	1,548,552	2.49
Options granted	1,390,000	0.24
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2010	2,938,552	$1.42

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2009	1,548,552	$2.49
Options exercisable at March 31, 2010	1,536,052	$2.49

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

The following represents additional information related to common stock options outstanding and exercisable at March 31, 2010:

Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable at March 31, 2010	Weighted Average Exercise Price (Exercisable Shares)
$3.40	63,854	4.59	$3.40	63,854	$3.40
$5.00	72,333	0.64	$5.00	72,333	$5.00
$1.61 - 2.95	22,365	6.21	$2.06	22,365	$2.06
$2.00 - 2.85	1,390,000	3.30	$2.32	1,377,500	$2.32
$0.24	1,390,000	9.09	$0.24	-	$-
$0.63 - 5.00	2,938,552	6.02	$1.42	1,536,052	$2.49

Total compensation cost related to non-vested stock options as of March 31, 2010 and 2009 was $208,022 and $263,362, respectively.

Weighted average period of non-vested stock options was 9.06 years as of March 31, 2010.

The Company used the Black-Scholes option price calculation to value the options granted in the year ended March 31, 2010 and 2009 using the following assumptions: risk-free rate of 1% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of options granted.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

During the year ended March 31, 2009, the Company’s CEO, made loans to the Company in the amount of $102,210.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 116,146 shares of the Company’s common stock at an exercise price of $0.88 per share. During the year ended March 31, 2010, the Company paid $8,510 to the CEO in repayment of these loans and $150 in accrued interest. At March 31, 2010 the balance owed to the CEO on these loans was $93,700 plus accrued interest of $8,492.

On December 31, 2008, the Company’s CFO, made a loan to the Company in the amounts of $6,000.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share. At March 31, 2010 the balance owed to the CFO on this loan was $6,000 plus accrued interest of $547.

At March 31, 2010 the CEO and CFO have deferred their salaries in the amount $119,084 and $70,008, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

On May 20, 2010 Anpath filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

The Need for Chapter 11 Restructuring

The Company was in default or approaching default on its Secured Loan Agreements and Secured Notes totaling approximately $3,380,700 as of May 10, 2010.  In the fiscal years ended March 31, 2008 and 2009, the Company reported net losses of $4,948,301 and $4,023,929.  While smaller, less experienced, and lacking the resources of its major competitors,  Anpath’s operating subsidiary has established strong positions in several major markets, including a letter of intent with a major supplier of oil and gas industry  chemicals and a distribution contract with a national franchise cleaning service.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

The Company’s lack of revenue and profit made it impossible for it to continue to satisfy its senior creditors. In this regard, pursuant to a loan agreement originally dated January 8, 2008, ANPG Lending LLC (“ANPG Lending”) purchased certain secured convertible promissory notes from Anpath (the “Notes”) in the aggregate principal amount of $1,500,000 (the “Principal Amount”).  Pursuant to the terms of the Notes, the Principal Amount, together with all accrued and unpaid interest thereon (collectively, with the Principal Amount, the “Outstanding Amount”), was originally due and payable in full on July 8, 2009.  ANPG Lending agreed to extend the original maturity date of the Outstanding Amount and, on September 8, 2009, November 8, 2009, and March 31, 2010, respectively, entered into certain forbearance agreements with Anpath.  Per the terms of the November 8, 2009 forbearance agreement, the Outstanding Amount was rescheduled to be due and payable on March 31, 2010 (the “New Maturity Date”).

When Anpath was unable to repay the Notes on the New Maturity Date, Anpath Lending, working with Laidlaw & Company (UK) Ltd. (“Laidlaw”), agreed to lend the Company additional funds for use as working capital (the “Additional Funding”) in order to provide the Company an opportunity to complete a plan of action that would address its short and long term capital needs.

Faced with declining liquidity, upcoming interest payments, over $2,910,000 in 2010 debt maturities, and the inability to access the capital markets to restructure its balance sheet, the Company pursued various strategic alternatives in late 2009 and early 2010, including seeking to extend the maturities on its debt due in 2010, seeking to implement debt exchanges, seeking to issue new debt for cash and/or in exchange for debt, and pursuing asset sales.  Ultimately, the efforts to restructure outside of Chapter 11 were unsuccessful and Anpath commenced negotiations with its secured lender and certain noteholders.  Those negotiations led to the formation of the consensual Plan to restructure the Company’s debt obligations, and the Company filed Chapter 11 to implement its restructuring.

The Chapter 11 Petition

On May 20, 2010 (the “Filing Date”), with no other tenable alternative available to it, Anpath filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware pursuant to which it proposed a plan of reorganization (the “Plan”).

The Additional Funding amount that was agreed to between Anpath and its principal creditors is $700,000. Of this amount, prior to the Filing Date $100,000 was advanced by Anpath Lending and $186,000 by investors introduced by Laidlaw (collectively, the “Interim Notes”). The $414,000 balance (hereinafter referred to as the “DIP Facility”) is intended to be provided through the issuance of additional notes (the “Post-Petition DIP Notes”), $250,000 of which are to be purchased by Anpath Lending and $164,000 by investors to be introduced by Laidlaw. The Interim Notes were issued with a 7% per annum rate of interest, as will the Post-Petition DIP Notes to be issued under the DIP Facility.

The Plan proposes a restructuring of the debt and other claims against the Company vis-à-vis the interests of its current shareholders. The Plan must be voted on by the holders of claims against and interests in the Company and, in connection therewith, the Plan must meet various standards to be approved (and confirmed) by the Bankruptcy Court.  A condition of confirmation of the Plan by the Bankruptcy Court is that the Offering be completed, at least in the Minimum Offering Amount, in order that the Company can emerge from bankruptcy with working capital projected to be sufficient to sustain operations for at least one year.

ANPATH GROUP, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Status of Required Plan Approvals

Before it was filed, the Company sought the support of its principle creditors for the Plan that was being proposed. In connection with this initiative:

•	a super-majority of the Senior Secured Class of creditors, including Anpath Lending, signed the Plan Support Agreement; and
•	a super-majority of the investors holding more than 50% of the Convertible Notes all signed the Plan Support Agreement.

As more fully explained in the Bankruptcy Petition Disclosure Statement, Management and the Board of Directors of the Company urged that the Plan be filed in the Bankruptcy Court on a consensual basis because, in the alternative:

•
the Company would not have had access to the Interim Note and DIP Facility financing that has and continues to provide the working capital necessary to maintain operations while it completes the bankruptcy petition process; and

•
the Company would have been forced into a liquidation pursuant to which Anpath Lending and the holders of the Interim Notes, who hold a lien on the Company’s assets, would have most likely received 100% of any net liquation proceeds that would have resulted from such liquidation, the result of which would have been that:

o	the unsecured creditors who are owed approximately $100,000 would have received no consideration;

o	the investors who hold approximately $1.6 million in convertible notes would have received no consideration; and

o	the holders of the common stock in the Company would have been completely wiped out with no prospect for recovery

Post-Petition Outlook for the Company

Incorporated in the Plan is a Post-Petition Budget that indicates that, with its obligations eliminated and the Company enjoying a debt-free capitalization, if the Offering is completed for at least the Minimum Offering Amount, the Company should have the working capital needed to support operations that focus on those priorities needed to produce near-term revenue that we believe will allow the Company to sustain itself without the need for any further deficit funding requirements.

The Plan calls for the following:

•	DIP lenders will advance $414,000 during the bankruptcy
•	Accounts payable class will receive 50% cash at emergence from the Bankruptcy
•	Before the private placement, 10,000,000 shares of the new company will be split between the Classes:
o	Senior Secured Class will receive 61% of the reorganized company
o	Unsecured Note Holder Class will receive 34% of the reorganized company
o	Common stock class will receive 5% of the reorganized company
o	All current options, warrant and convertible equity eliminated in the reorganization
•
A Private Placement Offering in the minimum amount of $1,250,000 up to a maximum amount of $1,500,000 will be completed as a condition of emerging from bankruptcy. The Private placement Offering will be sold at $.40 per share for a minimum of 3,125,000 and a maximum of 3,750,000 common stock shares.

•	A new Board will be installed at emergence from bankruptcy.