Form 10-Q
period 2010-06-30
Anpath Group, Inc.
filed 2010-08-16
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2010

or

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ANPATH GROUP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	333-123365	20-1602779
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

224 Rolling Hill Road, Suite 2A, Mooresville, NC 28117
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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ❒ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2010
Common Stock, $.0001 par value	17,466,295

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ANPATH GROUP, INC
Consolidated Balance Sheets
	June 30, 2010	March 31, 2010

	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$41,957	$-
Accounts receivable, net	61,899	6,864
Prepaid expenses	84,094	31,207
TOTAL CURRENT ASSETS	187,950	38,071
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(286,009)	(270,171)
TOTAL FIXED ASSETS	118,032	133,871
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	177,896	177,795
TOTAL OTHER ASSETS	1,203,896	1,203,795
TOTAL ASSETS	$1,509,878	$1,375,737
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$285,318	$368,483
Accrued interest payable	397,673	334,660
Wages payable	321,147	230,541
Current maturities of long-term debt, net of discount	3,639,840	2,920,951
TOTAL CURRENT LIABILITIES	4,643,978	3,854,635
LONG TERM LIABILITIES
Notes payable, net of discount	-	-
TOTAL LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	4,643,978	3,854,635
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
17,466,295 and 17,020,462 shares issued and outstanding	1,747	1,702
Additional paid-in capital	30,072,461	30,013,696
Accumulated deficit	(33,208,308)	(32,494,296)
TOTAL STOCKHOLDERS' EQUITY	(3,134,100)	(2,478,898)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,509,878	$1,375,737

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	June 30,
	2010	2009
REVENUES	$90,668	$141,400
COST OF SALES	85,077	105,503
Gross Profit	5,591	35,897
EXPENSES
Sales	54,878	63,118
Product development	73,560	66,519
Corporate	259,202	141,617
Finance and administrative	65,201	125,262
Consultants	-	116,000
Compensation cost for re-pricing warrants	-	265,383
Financing expense	203,749	359,437
Total Expenses	656,590	1,137,336
LOSS FROM OPERATIONS	(650,999)	(1,101,439)
OTHER INCOME (EXPENSE)
Interest expense	(63,013)	(40,139)
Interest income	-	-
Total Other Income and Expense	(63,013)	(40,139)
LOSS BEFORE TAXES	(714,012)	(1,141,578)
INCOME TAX EXPENSE	-	-
NET LOSS	$(714,012)	$(1,141,578)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	17,422,202	16,300,654

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
(Unaudited)
	For the Three Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(714,012)	$(1,141,578)
Depreciation and amortization	15,837	16,432
Stock issued for services	-	86,000
Stock options granted and warrants issued	58,812	39,434
Stock options re-priced for services	-	265,383
Discount on note payable	173,749	303,185
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(55,035)	(23,206)
Decrease (increase) in prepaid expenses	(52,887)	(85,187)
Decrease (increase) in inventory	-	22,354
Decrease in trade secrets	-	-
Decrease (increase) in deposits	(101)	6,123
Increase (decrease) in accounts payable & accrued expenses	(83,165)	19,483
Increase (decrease) in accrued interest payable	63,013	39,056
Increase (decrease) in wages payable	90,606	(35,506)
Increase (decrease) in discount on notes payable	-	-
Net cash used by operating activities	(503,183)	(488,022)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	545,140	591,834
Payment of notes payable	-	(73,510)
Proceeds from the sale of common stock and warrants	-	-
Proceeds from the re-pricing of warrants	-	-
Net cash provided by financing activities	545,140	518,324
NET INCREASE (DECREASE) IN CASH	41,957	30,302
CASH - Beginning of period	-	11,231
CASH - End of period	$41,957	$41,533
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$1083
Income taxes	$-	$-

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Annual Report on Form 10-K which was filed with the SEC on July 14, 2010. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.

Operating results for the three month period ending June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $-0- at June 30, 2010 and March 31, 2010, respectively.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2010 and March 31, 2010, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At June 30, 2010, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $11,291,000 (March 31, 2010 - $11,048,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2010.

The significant components of the deferred tax asset at June 30, 2010 and March 31, 2010 were as follows:

	June 30,	March 31,
	2010	2010
Estimated net operating loss carry forward	$33,208,000	$32,494,000

Deferred tax asset	$11,291,000	$11,048,000
Deferred tax asset valuation allowance	(11,291,000)	(11,048,000)
Net deferred tax asset	$-	$-

At June 30, 2010, the Company has net operating loss carry forwards of approximately $33,208,000 ($32,494,000 at March 31, 2010), which expire in the years 2023 through 2028. The change in the allowance account from March 31, 2010 to June 30, 2010 was $243,000.

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
June 30, 2010

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

The following table summarizes the Company's fixed assets:

	June 30,	March 31,
	2010	2010
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Show Equipment	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,862	139,138
Capitalized Software	3,210	3,210
	404,041	382,230
Allowance for Depreciation and amortization	(286,009)	(270,171)
Fixed Assets, net	$118,032	$133,871

Depreciation expense for the Three Months periods ending June 30, 2010 and 2009 was $15,837 and $16,432 respectively.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the three months ended June 30, 2010 and 2009, and has an accumulated deficit of $33,208,308 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $1,500,000 to continue operations for the next eighteen months.

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

Concentration Risk

Sales to one customer accounted for 15% of our sales in the three months ended June 30, 2010. Sales to a metropolitan mass transit authority, international distributors and an airline distributor represented approximately 92% of our sales for the three months ended June 30, 2009.

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
June 30, 2010

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

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 3 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	June 30, 2010	March 31, 2010
7% note due July 8, 2010 payable to ANPG Lending, LLC	$1,500,000	$1,500,000
6% notes due on or before May 10, 2009 payable to our CEO	93,700	93,700
6% notes due on demand payable to Arthur Douglas & Associates	85,000	85,000
6% notes due on demand payable to our CFO	6,000	6,000
10% notes due April 8, 2010 payable to unrelated individuals	537,500	537,500
10% notes due July 1, 2010 payable to unrelated individuals	357,500	357,500
8% notes due from August 25, 2010 through December 24, 2010 payable to unrelated individuals	515,000	515,000
7% notes due upon the confirmation of the reorganization plan	210,000	-
7% notes due upon the confirmation of the reorganization plan	286,000	-
3.74% premium finance note due in eight monthly installments beginning July 5, 2010	49,140	-
Total Notes Payable	3,639,840	3,094,700
Discount on notes payable	-	(173,749)
Notes Payable, net of discount	$3,639,840	$2,920,951

During the three months ended June 30, 2010 the Company borrowed from various parties the aggregate amount of $496,000, $286,000 prior to filing for Chapter 11 reorganization and $210,000 in authorized debtor-in-possession financing. After June 30, 2010, the Company borrowed an additional $130,000 in authorized debtor-in-possession financing.

According to the plan of reorganization, if approved, all notes payable will be converted into new common stock equity of the reorganized company.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. The Company has also entered into a three year office lease agreement to begin October 1, 2009 for an office/warehouse combination in Mooresville, NC. Lease payments under the new office lease will be $2,695 per month for the first year and increases 3% for each subsequent year.

Rent expense relating to operating spaces leased was approximately $11,191 and $11,681 for the three months ended June 30, 2010 and 2009, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$73,010	$33,150	$39,860	$-	$-
Total Contractual Cash Obligations	$73,010	$33,150	$39,860	$-	$-

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 5 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of June 30, 2010, no preferred stock has been issued by the Company.

Common Stock

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Warrant Exercise

On April 9, 2010, the Company issued 445,833 shares of common stock in the cashless exercise of warrants.

NOTE 6 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the three months ended and June 30, 2010 and the year ended March 31, 2010:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2009	7,643,014	$0.20-5.00	$2.25
Warrants issued	3,288,500	0.75	0.75
Warrants expired	(134,308)	5.00	1.67
Warrants exercised	(748,859)	.20	.20
Warrants issued and exercisable at: March 31, 2010	10,048,347	$0.20-5.00	$1.18
Warrants issued	-	-	-
Warrants expired	(1,490,823)	0.20–2.50	1.03
Warrants exercised	(445,833)	0.20	0.20
Warrants issued and exercisable at: June 30, 2010	8,111,691	0.20–2.50	1.22

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2010:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20 – 2.70	4,363,636	2.25	$1.65
$0.20-0.88	2,249,555	3.69	0.70
$0.75	1,498,500	4.36	0.75
Total	8,111,691	2.95	1.22

The Company used the Black-Scholes option price calculation to value the warrants issued during the year ended March 31, 2010 using the following assumptions: risk-free rate of 0.25-4.50%; volatility of 63% to 67; zero dividend yield; the actual exercise term of the warrants issued and the exercise price of warrants issued.

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

Under the Plans during the three months ended June 30, 2010 and the year ended March 31, 2010, the Company granted -0- and 1,390,000 stock options to employees and directors. The options were granted with an exercise prices $0.24 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by ASC 718 Compensation-Stock Compensation.  This amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2010 and 2009 is $58,812 and $39,433 and has been expensed in the three months ended June 30, 2010 and 2009, respectively, and credited to additional paid-in capital.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

As of June 30, 2010 there were 920,000 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the three months ended June 30, 2010 and the year ended March 31, 2010:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2009	1,548,552	$2.49
Options granted	1,390,000	0.24
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2010	2,938,552	1.42
Options granted	-	-
Options expired	(17,958)	5.00
Options exercised	-	-
Options outstanding at June 30, 2010	2,920,594	$1.40

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2010	1,536,052	$2.49
Options exercisable at June 30, 2010	1,923,557	$1.99

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following represents additional information related to common stock options outstanding and exercisable at June 30, 2010:

Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable at March 31, 2010	Weighted Average Exercise Price (Exercisable Shares)
$3.40	63,854	4.34	$3.40	63,854	$3.40
$5.00	54,375	0.54	$5.00	54,375	$5.00
$1.61 - 2.95	22,365	5.96	$2.06	22,365	$2.06
$2.00 - 2.85	1,390,000	3.05	$2.32	1,390,000	$2.32
$0.24	1,390,000	8.84	$0.24	333,600	$0.24
$0.63 - 5.00	2,920,594	5.81	$1.40	1,923,557	$1.99

Total compensation cost related to non-vested stock options as of June 30, 2010 and March 31, 2010 was $149,211 and $208,022, respectively.

Weighted average period of non-vested stock options was 8.84 years as of June 30, 2010.

The Company used the Black-Scholes option price calculation to value the options granted in the year ended March 31, 2010 using the following assumptions: risk-free rate of 1% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of options granted.

NOTE 8 – RELATED PARTY TRANSACTIONS

At June 30, 2010 the Company’s CEO had loan to the Company in the amount of $93,700 plus accrued interest of $9,913.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 116,146 shares of the Company’s common stock at an exercise price of $0.88 per share.

At June 30, 2010, the Company’s CFO, had a loan to the Company in the amounts of $6,000 plus accrued interest of $638.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share.

At June 30, 2010 the CEO and CFO have deferred their salaries in the amount $150,338 and $87,510, respectively.

NOTE 9 – SUBSEQUENT EVENT

In July 2010 the Company borrowed an additional $130,000 in authorized debtor in possession financing.

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

Status of Required Plan Approvals

Before it was filed, the Company sought the support of its principle creditors for the Plan that was being proposed. In connection with this initiative:

●	a super-majority of the Senior Secured Class of creditors, including Anpath Lending, signed the Plan Support Agreement; and

●	a super-majority of the investors holding more than 50% of the Convertible Notes all signed the Plan Support Agreement.

As more fully explained in the Bankruptcy Petition Disclosure Statement, Management and the Board of Directors of the Company urged that the Plan be filed in the Bankruptcy Court on a consensual basis because, in the alternative:

●
the Company would not have had access to the Interim Note and DIP Facility financing that has and continues to provide the working capital necessary to maintain operations while it completes the bankruptcy petition process; and

●
the Company would have been forced into a liquidation pursuant to which Anpath Lending and the holders of the Interim Notes, who hold a lien on the Company’s assets, would have most likely received 100% of any net liquation proceeds that would have resulted from such liquidation, the result of which would have been that:

●	the unsecured creditors who are owed approximately $100,000 would have received no consideration;

●	the investors who hold approximately $1.6 million in convertible notes would have received no consideration; and

●	the holders of the common stock in the Company would have been completely wiped out with no prospect for recovery

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

Results of Operations

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenues.  Our revenues for the three months ended June 30, 2010 and 2009 were $90,668 and $141,400, respectively.  This is a decrease of $50,732. This decrease is due in part to an international distributor failing to fulfill their contractual obligations to the Company. The international distributor failed to purchase approximately $88,000 in product during the recent quarter. Revenues in the three month ended June 30, 2010 were a result of an agreement with a nationwide janitorial franchise company and purchases made by franchises.

Revenues for the three months ended June 30, 2010 and 2009 were composed of the following:

	Three Months Ended June 30,
Products	2010	2009
Electro-Static Sprayer	95.24%	13.59%
SurfaceTru® Cleaning & Deodorizing Wipes	-	.21%
EnviroTru® and EnviroTru 1453®	4.76%	85.60%
EquineTru®	-	0.60%

Cost of Sales. Cost of sales for the three months ended June 30, 2010 and 2009 were $85,077 and $105,503, respectively, a decrease of $20,426.  As a percentage of revenues, for the three months ended June 30, 2010 and 2009, cost of sales represented 93.83% and 74.61% of revenues, respectively.  Cost of sales for the three months ended June 30, 2009 includes an additional $22,354 in raw materials that the Company provided to our contract manufacture. This material was produced prior to our current contract manufacturing contract. Under our current contract our manufacturer is to provide all raw materials cost. The increase in cost of sales as a percentage of revenues is a result of 95.24% of our sales in the current quarter coming from the sale of oue electrostatic sprayer which has a lower margin of profit then our other products.

Operating Expenses. Total operating expenses for the three months ended June 30, 2010 and 2009 were $656,590 and $1,137,336, respectively, a decrease of $480,746 or 43%.  Individual components of the change in operating expenses are as follows:

●	Sales expense decrease of $8,240 or 13.05% for the three months ended June 30, 2010 and 2009
●	Product development expense increase of $7,041 or 10.59% for the three months ended June 30, 2010 and 2009

●	Corporate expense increase of $117,585 or 83.03% for the three months ended June 30, 2010 and 2009
●	Finance and administrative expense decrease of $60,061 or 47.95% for the three months ended June 30, 2010 and 2009

●	Consultant expense decrease of $116,000 or 100% for the three months ended June 30, 2010 and 2009
●	Compensation cost for re-pricing warrants expense decrease of $265,383 or 100% for the three months ended June 30, 2010 and 2009

●	Financing expense decrease of $155,688 or 43.31% for the three months ended June 30, 2010 and 2009

Sales. The decrease in sales expense for the three months ended June 30, 2010 compared to 2009 is attributed to an effort to reduce and control expenses by the department.

Product Developement. The increase in product development expenses for the three months ended June 30, 2010 compared to 2009 is attributed to an increase in research and product testing cost for our GeoTru and hospital grade products.

Corporate. The increase in corporate expense for the three months ended June 30, 2010 compared to 2009 is attributed to an increase in legal fees of $100,000 associated with our reorganization.

Finance and Administrative. The decrease in finance and administrative expenses for the three months ended June 30, 2010 compared to 2009 is attributed to a decrease in professional fees of $36,547.  A decrease in expenses for options awarded of $7,057. Other decreases amounted to $16,457.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost decreased $116,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Restricted stock was issued in the three months ended June 30, 2010 and 2009 in the amounts of $-0- and $116,000.

Compensation Cost for Re-Pricing Warrants. Compensation Cost for re-pricing warrants decreased $265,383 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. We did not re-price any warrants in the three months ended June 30, 2010.

Financing Expense. Financing cost decreased to $203,749 from $359,437 for the three months ended June 30, 2010 and 2009, a decrease of $155,688 or 43.31%.

Liquidity and Capital Resources

For the three months ended June 30, 2010, we used net cash of $503,183 in operating activities, compared with $488,022 of net cash used in operating activities for the three months ended June 30, 2009, in comparison to the same period in the prior year, this is an increase in net cash used in operating activities of $15,161 from the prior.

We had net cash provided by financing activities of $545,140 for the three months ended June 30, 2010 compared with $518,324 provided by financing activities for the three months ended June 30, 2009. Cash provided by financing activities for the three months ended June 30, 2009, includes $545,140 from the issuance of note payables. Cash provided by financing activities for the three months ended June 30, 2009 includes $591,834 from the issuance of note payables less $73,510 from the payment of notes payables.

At June 30, 2010 and March 31, 2010, we had cash and cash equivalents available in the amounts of $41,957 and $-0-, an increase of $41,957.

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. The Company has also entered into a three year office lease agreement to begin October 1, 2009 for an office/warehouse combination in Mooresville, NC. Lease payments under the new office lease will be $2,695 per month for the first year and increases 3% for each subsequent year.

Rent expense relating to operating spaces leased was approximately $11,191 and $11,681 for the three months ended June 30, 2010 and 2009, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$73,010	$33,150	$39,860	$-	$-
Total Contractual Cash Obligations	$73,010	$33,150	$39,860	$-	$-

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

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. As of June 30, 2010 and March 31, 2010 no impairment of this trade secret was deemed necessary.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

Anpath Group, Inc.

August 16, 2010	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove President, Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.