Form 10-Q
period 2010-09-30
Anpath Group, Inc.
filed 2010-11-15
CIK 1310527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, $.0001 par value	17,466,295

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ANPATH GROUP, INC
Consolidated Balance Sheets

	September 30, 2010	March 31, 2010

	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$82,536	$-
Accounts receivable, net	15,592	6,864
Prepaid expenses	64,072	31,207
TOTAL CURRENT ASSETS	166,200	38,071
PROPERTY AND EQUIPMENT
Furniture & fixtures	205,694	205,694
Machinery & equipment	195,137	195,137
Capitalized software	3,210	3,210
Less accumulated depreciation	(301,848)	(270,171)
TOTAL FIXED ASSETS	102,193	133,871
OTHER ASSETS
Trade secrets	1,026,000	1,026,000
Deposits	177,897	177,795
TOTAL OTHER ASSETS	1,203,897	1,203,795
TOTAL ASSETS	$1,468,290	$1,375,737
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$374,178	$368,483
Accrued interest payable	467,568	334,660
Wages payable	411,753	230,541
Current maturities of long-term debt, net of discount	3,840,413	2,920,951
TOTAL CURRENT LIABILITIES	5,093,912	3,854,635
LONG TERM LIABILITIES
Notes payable, net of discount	-	-
TOTAL LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	5,093,912	3,854,635
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
17,466,295 and 17,020,462 shares issued and outstanding	1,747	1,702
Additional paid-in capital	30,088,264	30,013,696
Accumulated deficit	(33,715,633)	(32,494,296)
TOTAL STOCKHOLDERS' EQUITY	(3,625,622)	(2,478,898)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,468,290	$1,375,737

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES	$59,862	$113,170	$150,530	$254,570
COST OF SALES	54,013	70,068	139,090	175,571
Gross Profit	5,849	43,102	11,440	78,999
EXPENSES
Sales	49,984	63,370	104,862	126,488
Product development	89,007	72,346	162,567	138,865
Corporate	213,875	158,916	473,077	300,533
Finance and administrative	85,530	109,173	150,731	234,435
Consultants	-	153,000	-	269,000
Compensation cost for re-pricing warrants	-	-	-	265,383
Financing expense	4,000	101,134	207,749	460,571
Total Expenses	442,396	657,939	1,098,986	1,795,275
LOSS FROM OPERATIONS	(436,547)	(614,837)	(1,087,546)	(1,716,276)
OTHER INCOME (EXPENSE)
Interest expense	(70,778)	(48,548)	(133,791)	(88,687)
Other income	-	-	-	-
Interest income	-	-	-	-
Impairment of long lived assets	-	-	-	-
TotaOther Income and Expense	(70,778)	(48,548)	(133,791)	(88,687)
LOSS BEFORE TAXES	(507,325)	(663,385)	(1,221,337)	(1,804,963)
INCOME TAX EXPENSE		-	-	-
NET LOSS	$(507,325)	$(663,385)	$(1,221,337)	$(1,804,963)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.04)	$(0.07)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	17,466,295	16,553,381	17,444,369	16,453,927

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,221,337)	$(1,804,963)
Depreciation and amortization	31,678	32,747
Stock issued for services	-	221,000
Stock options granted and warrants issued	74,612	78,868
Stock options re-priced for services	-	265,383
Discount on note payable	173,749	368,569
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(8,728)	(60,251)
Decrease (increase) in prepaid expenses	(32,865)	(62,280)
Decrease (increase) in inventory	-	22,354
Decrease in trade secrets	-	-
Decrease (increase) in deposits	(101)	9,965
Increase (decrease) in accounts payable & accrued expenses	5,695	(134,059)
Increase (decrease) in accrued interest payable	132,908	87,604
Increase (decrease) in wages payable	181,212	(35,501)
Increase (decrease) in discount on notes payable	-	-
Net cash used by operating activities	(663,177)	(1,010,563)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	764,140	1,114,334
Payment of notes payable	(18,427)	(89,529)
Proceeds from the sale of common stock and warrants	-	-
Proceeds from the re-pricing of warrants	-	-
Net cash provided by financing activities	745,713	1,024,805
NET INCREASE (DECREASE) IN CASH	82,536	14,242
CASH - Beginning of period	-	11,231
CASH - End of period	$82,536	$25,473
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$882	$1,083
Income taxes	$-	$-

See accompanying condensed notes to interim consolidated financial statements.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Operating results for the six month period ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $-0- at September 30, 2010 and March 31, 2010, respectively.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2010 and March 31, 2010, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.

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

At September 30, 2010, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $11,463,000 (March 31, 2010 - $11,048,000) principally arising from net operating loss carry forwards and stock compensation. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2010.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The significant components of the deferred tax asset at September 30, 2010 and March 31, 2010 were as follows:

	September 30,	March 31,
	2010	2010
Estimated net operating loss carry forward	$33,715,000	$32,494,000

Deferred tax asset	$11,463,000	$11,048,000
Deferred tax asset valuation allowance	(11,463,000)	(11,048,000)
Net deferred tax asset	$-	$-

At September 30, 2010, the Company has net operating loss carry forwards of approximately $33,715,000 ($32,494,000 at March 31, 2010), which expire in the years 2023 through 2028. The change in the allowance account from March 31, 2010 to September 30, 2010 was $415,000.

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
September 30, 2010

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

The following table summarizes the Company's fixed assets:

	September 30,	March 31,
	2010	2010
Office Equipment	$51,347	$51,347
Furniture & Fixtures	11,825	11,825
Marketing/Trade Show Equipment	2,659	2,659
Manufacturing Equipment	195,138	195,138
Laboratory Equipment	139,862	139,138
Capitalized Software	3,210	3,210
	404,041	382,230
Allowance for Depreciation and amortization	(301,849)	(270,171)
Fixed Assets, net	$102,192	$133,871

Depreciation expense for the six month periods ending September 30, 2010 and 2009 was $31,678 and $32,747 respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the three months ended September 30, 2010 and 2009, and has an accumulated deficit of $33,715,633 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates its projected business plan will require a minimum of $1,050,000 to continue operations for the next twelve months.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Concentration Risk

Sales to two customers accounted for 20% of our sales in the six months ended September 30, 2010. Sales to a metropolitan mass transit authority, international distributors and an airline distributor represented approximately 86.6% of our sales for the six months ended September 30, 2009.

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
September 30, 2010

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

NOTE 3 - NOTES, LOANS AND CONVERTIBLE DEBT

Notes payable consists of the following:

	September 30, 2010	March 31, 2010
7% note due July 8, 2010 payable to ANPG Lending, LLC	$1,500,000	$1,500,000
6% notes due on or before May 10, 2009 payable to our CEO	93,700	93,700
6% notes due on demand payable to Arthur Douglas & Associates	85,000	85,000
6% notes due on demand payable to our CFO	6,000	6,000
10% notes due April 8, 2010 payable to unrelated individuals	537,500	537,500
10% notes due July 1, 2010 payable to unrelated individuals	357,500	357,500
8% notes due from August 25, 2010 through December 24, 2010 payable to unrelated individuals	515,000	515,000
7% notes due upon the confirmation of the reorganization plan	429,000	-
7% notes due upon the confirmation of the reorganization plan	286,000	-
3.74% premium finance note due in eight monthly installments beginning July 5, 2010	30,713	-
Total Notes Payable	3,840,413	3,094,700
Discount on notes payable	-	(173,749)
Notes Payable, net of discount	$3,840,413	$2,920,951

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

During the six months ended September 30, 2010 the Company borrowed from various parties the aggregate amount of $715,000, $286,000 prior to filing for Chapter 11 reorganization and $429,000 in authorized debtor-in-possession financing. After September 30, 2010, the Company borrowed an additional $180,000 in authorized debtor-in-possession financing.

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

Rent expense relating to operating spaces leased was approximately $22,365 and $32,378 for the six months ended September 30, 2010 and 2009, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$64,844	$33,395	$31,449	$-	$-
Total Contractual Cash Obligations	$64,844	$33,395	$31,449	$-	$-

NOTE 5 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of September 30, 2010, no preferred stock has been issued by the Company.

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
September 30, 2010

Warrant Exercise

On April 9, 2010, the Company issued 445,833 shares of common stock in the cashless exercise of warrants.

NOTE 6 - STOCK PURCHASE WARRANTS

The following is a summary of all common stock warrant activity during the three months ended and September 30, 2010 and the year ended March 31, 2010:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at: March 31, 2009	7,643,014	$0.20-5.00	$2.25
Warrants issued	3,288,500	0.75	0.75
Warrants expired	(134,308)	5.00	1.67
Warrants exercised	(748,859)	.20	.20
Warrants issued and exercisable at: March 31, 2010	10,048,347	$0.20-5.00	$1.18
Warrants issued	-	-	-
Warrants expired	(1,490,823)	0.20–2.50	1.03
Warrants exercised	(445,833)	0.20	0.20
Warrants issued and exercisable at: September 30, 2010	8,111,691	0.20–2.50	1.22

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2010:

	Outstanding and Exercisable
Range of Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.20 – 2.70	4,548,863	2.03	$1.65
$0.20-0.88	2,294,328	3.53	0.70
$0.75	1,268,500	4.14	0.75
Total	8,111,691	2.62	1.22

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
September 30, 2010

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

Under the Plans during the six months ended September 30, 2010 and the year ended March 31, 2010, the Company granted -0- and 1,390,000 stock options to employees and directors. The options were granted with an exercise prices $0.24 and will fully vest from one to four years of service. The options were valued using the fair value method as prescribed by ASC 718 Compensation-Stock Compensation.  This amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2010 and 2009 is $74,612 and $78,868 and has been expensed in the six months ended September 30, 2010 and 2009, respectively, and credited to additional paid-in capital.

As of September 30, 2010 there were 920,000 remaining options available to be issued in the 2006 Stock Incentive Plan and the 2004 Equity Compensation Plan.

The following is a summary of all common stock option activity during the six months ended September 30, 2010 and the year ended March 31, 2010:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Options outstanding at March 31, 2009	1,548,552	$2.49
Options granted	1,390,000	0.24
Options expired	-	-
Options exercised	-	-
Options outstanding at March 31, 2010	2,938,552	1.42
Options granted	-	-
Options expired	(35,916)	5.00
Options exercised	-	-
Options outstanding at September 30, 2010	2,902,636	$1.38

	Options Exercisable	Weighted Average Exercise Price per Share
Options exercisable at March 31, 2010	1,536,052	$2.49
Options exercisable at September 30, 2010	1,997,714	$1.89

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The following represents additional information related to common stock options outstanding and exercisable at September 30, 2010:

Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total Shares)	Number Exercisable at March 31, 2010	Weighted Average Exercise Price (Exercisable Shares)
$3.40	63,854	4.09	$3.40	63,854	$3.40
$5.00	36,417	0.47	$5.00	36,417	$5.00
$1.61 - 2.95	22,365	5.71	$2.06	22,365	$2.06
$2.00 - 2.85	1,390,000	2.80	$2.32	1,390,000	$2.32
$0.24	1,390,000	8.59	$0.24	333,600	$0.24
$0.63 - 5.00	2,902,636	5.59	$1.38	1,997,714	$1.89

Total compensation cost related to non-vested stock options as of September 30, 2010 and March 31, 2010 was $133,408 and $208,022, respectively.

Weighted average period of non-vested stock options was 8.59 years as of September 30, 2010.

The Company used the Black-Scholes option price calculation to value the options granted in the year ended March 31, 2010 using the following assumptions: risk-free rate of 1% to 4.5%; volatility of 63% to 67%; zero dividend yield; half the actual term and exercise price of options granted.

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2010 the Company’s CEO had loan to the Company in the amount of $93,700 plus accrued interest of $11,350.  The loans are due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CEO five year warrants to purchase up to an aggregate of 116,146 shares of the Company’s common stock at an exercise price of $0.88 per share.

At September 30, 2010, the Company’s CFO, had a loan to the Company in the amounts of $6,000 plus accrued interest of $730.  The loan is due on demand after 90 days and bear interest at 6%. In addition, the Company issued to the CFO a five year warrant to purchase up to an aggregate of 6,818 shares of the Company’s common stock at an exercise price of $0.88 per share.

At September 30, 2010 the CEO and CFO have deferred their salaries in the amount $181,592 and $105,012, respectively.

ANPATH GROUP, INC
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 9 – CHAPTER 11 RESTRUCTURING

On May 20, 2010 Anpath filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. A confirmation hearing is tentatively scheduled for November 22, 2010. If confirmed, the Company could exit the Chapter 11 bankruptcy in 30 days or less.

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
September 30, 2010

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
September 30, 2010

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

The Plan calls for the following:

●	DIP lenders will advance $414,000 during the bankruptcy

●	Accounts payable class will receive 50% cash at emergence from the Bankruptcy

●	Before the private placement, 10,000,000 shares of the new company will be split between the Classes:

o	Senior Secured Class will receive 61% of the reorganized company

o	Unsecured Note Holder Class will receive 34% of the reorganized company
o	Common stock class will receive 5% of the reorganized company

o	All current options, warrant and convertible equity eliminated in the reorganization

●
A Private Placement Offering in the minimum amount of $1,250,000 up to a maximum amount of $1,500,000 will be completed as a condition of emerging from bankruptcy. The Private placement Offering will be sold at $.40 per share for a minimum of 3,125,000 and a maximum of 3,750,000 common stock shares.

●	A new Board will be installed at emergence from bankruptcy.

NOTE 10 – SUBSEQUENT EVENT

In October and November 2010 the Company borrowed an additional $180,000 in authorized debtor in possession financing.

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

Our headquarters is located at 224 Rolling Hill Road, Suite 2A, Mooresville, North Carolina 28117. Our telephone number is (704) 658-3350.

Recent Developments

On May 20, 2010 Anpath filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. A confirmation hearing is tentatively scheduled for November 22, 2010. If confirmed, the Company could exit the Chapter 11 bankruptcy in 30 days or less.

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

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenues.  Our revenues for the three months ended September 30, 2010 and 2009 were $59,862 and $113,170, respectively.  This is a decrease of $53,308. This decrease is due in part to an international distributor failing to fulfill their contractual obligations to the Company. The international distributor failed to purchase approximately $88,000 in product during the recent quarter. Approximately 64% of our revenues in the three month ended September 30, 2010 were a result of an agreement with a nationwide janitorial franchise company and purchases made by franchisees.

Revenues for the three months ended September 30, 2010 and 2009 were composed of the following:

	Three Months Ended September 30,
Products	2010	2009
Electro-Static Sprayer	69.95%	3.89%
SurfaceTru® Cleaning & Deodorizing Wipes	-	.28%
EnviroTru® and EnviroTru 1453®	30.05%	95.66%
EquineTru®	-	0.17%

Cost of Sales. Cost of sales for the three months ended September 30, 2010 and 2009 were $54,013 and $70,068, respectively, a decrease of $16,055.  As a percentage of revenues, for the three months ended September 30, 2010 and 2009, cost of sales represented 90.23% and 61.91% of revenues, respectively.   The increase in cost of sales as a percentage of revenues is a result of 69.95% of our sales in the current quarter coming from the sale of our electrostatic sprayer which has a lower margin of profit then our other products.

Operating Expenses. Total operating expenses for the three months ended September 30, 2010 and 2009 were $442,396 and $657,939, respectively, a decrease of $215,543 or 32.76%.  Individual components of the change in operating expenses are as follows:

●	Sales expense decrease of $13,386 or 21.12% for the three months ended September 30, 2010 and 2009
●	Product development expense increase of $16,661 or 23.03% for the three months ended September 30, 2010 and 2009

●	Corporate expense increase of $54,959 or 34.58% for the three months ended September 30, 2010 and 2009
●	Finance and administrative expense decrease of $23,643 or 21.66% for the three months ended September 30, 2010 and 2009

●	Consultant expense decrease of $153,000 or 100% for the three months ended September 30, 2010 and 2009

●	Financing expense decrease of $97,134 or 96.05% for the three months ended September 30, 2010 and 2009

Sales. The decrease in sales expense for the three months ended September 30, 2010 compared to 2009 is attributed to a decrease in expenses for options awarded of $10,076 and an effort to reduce and control all expenses by the department.

Product Developement. The increase in product development expenses for the three months ended September 30, 2010 compared to 2009 is attributed to an increase in research and product testing cost for our GeoTru and reformulated hospital grade disinfectant product. During the same period there was a decrease in expenses for options awarded of $10,076.

Corporate. The increase in corporate expense for the three months ended September 30, 2010 compared to 2009 is attributed to an increase in legal fees of $32,637 associated with our reorganization. Expenses for the value of stock options issued to employees increased by $36,820 for the three months ended September 30, 2010 compared to 2009.  Other corporate expenses were reduced in an effort to reduce and control expenses by the department.

Finance and Administrative. The decrease in finance and administrative expenses for the three months ended September 30, 2010 compared to 2009 is attributed to a decrease in professional fees of $16,894.  Other finance and administrative expenses were reduced in an effort to reduce and control expenses by the department.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost decreased $153,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Restricted stock was issued in the three months ended September 30, 2010 and 2009 in the amounts of $-0- and $153,000.

Financing Expense. Financing cost decreased to $4,000 from $101,134 for the three months ended September 30, 2010 and 2009, a decrease of $97,134 or 96.05% as the Company did not borrow a substantial amount in the current period.

Six Months Ended September 30, 2010 compared to Six Months Ended September 30, 2009

Revenues.  Our revenues for the six months ended September 30, 2010 and 2009 were $150,530 and $254,570, respectively.  This is a decrease of $104,040. This decrease is due in part to an international distributor failing to fulfill their contractual obligations to the Company. The international distributor failed to purchase approximately $176,000 in product during this period. Approximately 85% of our revenues in the six month ended September 30, 2010 were a result of an agreement with a nationwide janitorial franchise company and purchases made by franchisees.

Revenues for the six months ended September 30, 2010 and 2009 were composed of the following:

	Three Months Ended September 30,
Products	2010	2009
Electro-Static Sprayer	83.38%	9.27%
SurfaceTru® Cleaning & Deodorizing Wipes	-	.25%
EnviroTru® and EnviroTru 1453®	16.62%	90.04%
EquineTru®	-	0.44%

Cost of Sales. Cost of sales for the six months ended September 30, 2010 and 2009 were $139,090 and $175,571.  As a percentage of revenues, for the six months ended September 30, 2010 and 2009, cost of sales represented 92.40% and 68.97% of revenues, respectively.   The increase in cost of sales as a percentage of revenues is a result of 83.38% of our sales in the current quarter coming from the sale of our electrostatic sprayer which has a lower margin of profit then our other products.

Operating Expenses. Total operating expenses for the six months ended September 30, 2010 and 2009 were $1,098,986 and $1,795,275, respectively, a decrease of $696,289 or 38.79%.  Individual components of the change in operating expenses are as follows:

●	Sales expense decrease of $21,626 or 17.10% for the six months ended September 30, 2010 and 2009
●	Product development expense increase of $23,702 or 17.07% for the six months ended September 30, 2010 and 2009

●	Corporate expense increase of $172,544 or 57.41% for the six months ended September 30, 2010 and 2009
●	Finance and administrative expense decrease of $83,704 or 35,71% for the six months ended September 30, 2010 and 2009

●	Consultant expense decrease of $269,000 or 100% for the six months ended September 30, 2010 and 2009

●	Financing expense decrease of $252,822 or 54.89% for the six months ended September 30, 2010 and 2009

Sales. The decrease in sales expense for the six months ended September 30, 2010 compared to 2009 is attributed to a decrease in expenses for options awarded of $10,076 and an effort to reduce and control all expenses by the department.

Product Developement. The increase in product development expenses for the six months ended September 30, 2010 compared to 2009 is attributed to an increase in research and product testing cost for our GeoTru and reformulated hospital grade disinfectant product in the amount of $35,255. During the same period there was a decrease in expenses for options awarded of $10,076.

Corporate. The increase in corporate expense for the six months ended September 30, 2010 compared to 2009 is attributed to an increase in legal fees of $132,637 associated with our reorganization. Other corporate expenses were reduced in an effort to reduce and control expenses by the department.

Finance and Administrative. The decrease in finance and administrative expenses for the six months ended September 30, 2010 compared to 2009 is attributed to a decrease in professional fees of $30,085 and a decrease in expenses for options awarded of $20,921.  Other finance and administrative expenses were reduced in an effort to reduce and control expenses by the department.

Consulting. Consultants are usually compensated through the issuance of restricted stock or the issuance of common stock warrants. Consulting cost decreased $269,000 for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. Restricted stock was issued in the three months ended September 30, 2010 and 2009 in the amounts of $-0- and $269,000.

Compensation Cost for Re-Pricing Warrants. Compensation Cost for re-pricing warrants decreased $265,383 for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. We did not re-price any warrants in the six months ended September 30, 2010.

Financing Expense. Financing cost decreased to $207,749 from $460,571 for the six months ended September 30, 2010 and 2009, a decrease of $252,822 or 54.90% as the Company did not borrow a substantial amount in the current period or issue detachable warrants with the note we did borrow.

Liquidity and Capital Resources

For the six months ended September 30, 2010, we used net cash of $663,177 in operating activities, compared with $1,010,563 of net cash used in operating activities for the six months ended September 30, 2009, in comparison to the same period in the prior year, this is a decrease in net cash used in operating activities of $347,386 from the prior.

We had net cash provided by financing activities of $745,713 for the six months ended September 30, 2010 compared with $1,024,805 provided by financing activities for the six months ended September 30, 2009. Cash provided by financing activities for the six months ended September 30, 2009, includes $764,140 from the issuance of note payables less $18,427 from the payment of notes payables. Cash provided by financing activities for the six months ended September 30, 2009 includes $1,114,334 from the issuance of note payables less $89,529 from the payment of notes payables.

At September 30, 2010 and March 31, 2010, we had cash and cash equivalents available in the amounts of $82,536 and $-0-.

Operating Leases

The Company has formal operating leases for all of its office and laboratory space. The Company has also entered into a three year office lease agreement to begin October 1, 2009 for an office/warehouse combination in Mooresville, NC. Lease payments under the new office lease will be $2,695 per month for the first year and increases 3% for each subsequent year.

Rent expense relating to operating spaces leased was approximately $22,365 and $32,378 for the six months ended September 30, 2010 and 2009, respectively.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Office Lease	$64,844	$33,395	$31,449	$-	$-
Total Contractual Cash Obligations	$64,844	$33,395	$31,449	$-	$-

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

Trade Secret

The recorded value of the Company’s trade secret relating to the formula/formulation of ESI’s products at the time acquired by the Company was based upon the valuation of an independent appraiser. In accordance with SFAS No. 142, the Company has determined that its trade secret has an indefinite life. Accordingly, it is not subject to amortization, but is subject to the Company’s annual assessment of prospective impairment. As of September 30, 2010 and March 31, 2010 no impairment of this trade secret was deemed necessary.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Anpath Group, Inc.

November 15, 2010	By: /s/ J. Lloyd Breedlove
J. Lloyd Breedlove President, Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of the CEO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the CFO Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.