Form 10-K
period 2014-03-31
Anpath Group, Inc.
filed 2014-07-15
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-55148

ANPATH GROUP, INC.

(Exact Name of registrant as specified  in its charter)

Delaware	20-1602779
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

515 Congress Ave., Suite 1400

Austin, Texas 78701

 (Address of principal executive offices)

(407)373-6925

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.

September 30, 2014 - $2,533,533.  There are approximately 3,844,511 shares of common voting stock of the Registrant beneficially owned by non-affiliates on September 30, 2013.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing sale price of $0.659 per share of the Registrant's common stock on the OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   X  Yes        No

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

July 7, 2014:  Common – 11,970,140

Documents incorporated by reference: See Item 15.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Anpath” the “Company,” “we,” “us,” “our” and words of similar import refer to Anpath Group, Inc., a Delaware corporation, unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to successfully implement our business plan;

•

declines in general economic conditions in the markets where we may operate; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “Commission” or the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

PART I

ITEM 1.  BUSINESS

Business Development

Organization and Other Corporate Developments

Anpath Group, Inc. (“Anpath,” the “Company,” “we,” “us,” and “our,” or words of similar import) was organized pursuant to the laws of the State of Delaware on August 26, 2004, under the name “Telecomm Sales Network, Inc.,” with an authorized capital of 105,000,000 shares, of which 100,000,000 shares were designated as common stock, par value $0.0001 per share, and 5,000,000 shares were designated as preferred stock, par value $0.0001 per share.  We were formed for the purpose of engaging in any lawful act or activity allowed under the General Corporation Law of the State of Delaware (the “Delaware Law”).

At its inception, the Company intended to provide sales channel and marketing consulting and support services to telecommunications companies worldwide.  On January 10, 2006, the Company completed the acquisition of EnviroSystems, Inc., a Nevada corporation (“ESI”), under the terms of an Agreement and Plan of Merger dated November 11, 2005, as amended.  Upon the completion of this transaction, ESI became a wholly-owned subsidiary of the Company.  The Company effectuated the ESI acquisition in order to commercialize ESI’s nano-emulsion biocide technology platform, known as EcoTru Ready to Use (“EcoTru RTU”).  The Company has no independent operations and will conduct all of its business through its wholly-owned subsidiary, ESI.

On January 12, 2007, we filed with the Delaware Secretary of State a Certificate of Amendment to our Certificate of Incorporation, by which we changed our name to “Anpath Group, Inc.”

The Company’s revenues from the sale of its disinfecting, sanitizing and cleaning products were insufficient to meet its outstanding debt obligations.  As a result, on May 20, 2010, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, under Case No. 10-11652.  On November 22, 2010, the Bankruptcy Court entered an order confirming the Company’s first amended plan of reorganization (the “Plan”).  The Plan became effective and the Company consummated its reorganization and emerged from Chapter 11 on December 23, 2010.  The terms of the Plan were disclosed in the Company’s Current Report on Form 8-K, dated December 23, 2010, which was filed with the SEC on the same date.  Emerging from Chapter 11 bankruptcy, the Company had no outstanding debt, stock options or warrants or preferred stock.  The Company had 12,627,520 outstanding shares of common stock upon its emergence from Chapter 11.

On December 28, 2010, we filed with the Commission a Form 15 suspending our duty to file reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Upon effectiveness of our Registration Statement on Form 10, as amended, on April 20, 2014, we became obligated to file such reports under Section 13 of the Exchange Act.

On January 6, 2011, the Company filed with the Delaware Secretary of State an Amended and Restated Certificate of Incorporation to prohibit the issuance of any non-voting equity securities to the extent prohibited by Section 1123(a)(6) of Title 11 of the U.S. Bankruptcy Code.

When the Company emerged from Chapter 11 bankruptcy in December, 2010, it had sufficient cash on hand to sustain operations for approximately nine months.  In October 2011, ESI ceased its normal operations because cash provided by operations was not sufficient for ESI to pay for its continuing expenses and the Company had advanced or expended all the funds available to it. In late 2011 and early 2012, some orders were shipped using inventory in stock. After ceasing normal operations, the Company conducted its minimal operations from the offices or homes of its officers.  During this time period, the Company was able to keep current with its renewal fees due to the EPA.  In 2013, we resumed limited operations when additional funding was received. The Company continues these operations in a virtual manner from the officers and directors other offices or home offices.

On February 28, 2013, we filed with the Delaware Secretary of State a Certificate of Amendment to effectuate a reverse split of our issued and outstanding shares of common stock in the ratio of one post-split share in exchange for every two pre-split shares of common stock, while retaining the par value of $0.001 per share, with appropriate adjustments in the additional paid-in capital and stated capital accounts of the Company, and with all fractional shares that would otherwise result from such reverse split being rounded up to the nearest whole share.  Unless indicated otherwise, the foregoing adjustment to our capital stock has been taken into account in all computations herein.

The Independent Auditor’s Report issued in connection with our audited financial statements for the fiscal years ended March 31, 2014 and 2013, expressed substantial doubt about our ability to continue as a going concern, due to our history of operating losses and our working capital deficiency.  We have an accumulated a deficit of $5,664,518 as of March 31, 2014.  See the Index to Financial Statements, Item 8 of this Annual Report.

Copies of our initial Certificate of Incorporation and all amendments and restatements thereto were filed with our Registration Statement on Form 10 as Exhibits 3.1 through 3.4, respectively, and our Amended and Restated Bylaws were filed with such Registration Statement as Exhibit 3.5 and are incorporated herein by reference.  See the Exhibit Index, Item 15 of this Annual Report.

Business

Subject to raising a sufficient amount of working capital either through equity offerings, debt offerings or a combination thereof, estimated to be $2 million, the Company, through its wholly-owned subsidiary, ESI, plans to begin producing disinfecting, biocidal, disinfecting and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment.  In furtherance of this goal, on May 14, 2013, we issued to one accredited investor a Secured Promissory Note in the principal amount of $205,000, and in June 3013, a note holder converted $25,000 of his note payable into 31,250 “unregistered” and “restricted” shares of our common stock. In addition, in August , 2013, we sold to an accredited investor a total of 31,250 “unregistered” and “restricted” shares of our common stock at a price of $0.80 per share, for aggregate gross proceeds of $25,000.  In addition, on July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.   See the subheading “Recent Sales of Unregistered Securities,” Item 5 of this Report.

The Company estimates that it will need $2 million in net proceeds either through equity offerings, debt offerings and a combination thereof. The Company intends to use the funds as follows:

Use of Proceeds	Assumes Maximum Offering	$2,000,000 (1)

	Use of Proceeds:

	Working Capital	$2,000,000

(1)  This figure does not take into account the payment of any commission, legal fees or other costs that may be associated with any such offering.

From the working capital estimated to be $2,000,000, we anticipate that the following significant steps will be funded during the following 12 months:

Working Capital		$1,795,000
	Officer and employee salaries and benefits (1)	$ 400,000

	Legal and Professional Fees (1)	$ 100,000

	Preparation for and marketing of GeoTru (2)	$ 250,000

	Preparation for and marketing of EcoTru (3)	$ 350,000

	Operating and other expenses	$ 900,000

Notes:
(1) Expenses are estimated for a 12 month period
(2) It is estimated that GeoTru can be ready to market within 6 months of funding
It is estimated that EcoTru can be ready to market in 12 months

The following table identifies the various milestones that we intend to meet over the next 12 months, subject to receipt of sufficient funding:

GeoTru Milestones

Milestone

Timeline

1.  Individual state EPA registration renewals

180 days (16 states:  30-180 days/state)

2.  Production of initial “field testing” batch

60 days

3.  Product marketing materials/website revision

60 days

4.  Engage distributor(s)

30 days

5.  Promotion campaign

90 days

6.  Miscellaneous testing

15-30 days each

EcoTru Milestones

Milestone

Timeline

1.  Individual state EPA registration renewals

12 months

2.  Production of initial batch

60 days

3.  Conclude license agreement with aviation partner

60 days

4.  Support advanced materials compatibility testing

60 days

5.  Engage industrial cleaning distributor/license partner

180 days

6.  Engage five former domestic customers

180 days

7.  Complete distributor agreement for Japan

180 days

8.  Identify EU distributor/license partner

270 days

The name “Anpath Group, Inc.” was chosen to more closely align the name of the Company with current products and future initiatives in the industrial microbial control and infection prevention industries.  The name “Anpath,” literally translated, means “the absence of disease.”  It consists of the Greek prefix “an,” meaning “without,” and the Greek root “path,” meaning disease.  It was adopted to improve the Company’s ability to build brand recognition and at the same time to permit the addition of other businesses that may target different approaches to our core mission:  Provide a healthier today and a safer tomorrow through knowledgeable people and innovative infection prevention, decontamination, and health science and industrial technologies, products, and services.

The Company has developed and has trade secret rights and patents pending to what it believes to be a unique and proprietary chemical emulsion biocide technology platform. Subject to the receipt of sufficient working capital capital either through equity offerings, debt offerings or a combination thereof, estimated at $2 million, Anpath plans to begin producing biocidal, disinfecting and cleaning products that it believes will help prevent the spread of infectious microorganisms while offering a favorable profile for health and environmental effects.

The ESI formulation was used by the Washington Metropolitan Area Transit Authority, Jan-Pro Cleaning Systems and other companies in the commercial market until ESIceased its normal operations in 2011.  Moreover, the product was used by many airlines and conformed to all testing per the AMS1453 specifications, demonstrating its non-corrosive nature.

Primary Technology Platform:

Subject to receipt of funding as discussed above, Anpath plans to fully develop the ESI parachlorometaxylenol (PCMX)-based chemical emulsion technology platform. PCMX is the broad spectrum, fast acting active ingredient at the heart of the ESI technology.  The characteristics of this technology permit the introduction of biocides that are both efficacious, possessing the ability to destroy a wide-range of disease-causing microorganisms, and at the same time possess a favorable profile for health and environmental effects.  This combination makes the resultant products ideal for use in a wide range of markets that are in need of disinfection and microbial control with reduced threat to users and people in the use area, treated surfaces, and the environment in general.  The Company has trade secrets and patents pending related to the formulations and production of these chemical emulsion products, specifically the use of PCMX, which we believe offer significant barriers to competition.

Anpath PCMX Chemical Emulsion Product Characteristics:

•

Efficacious disinfectants/biocides/sanitizers/cleaners that are gentle to use (achieve bio-decontamination without toxic  & corrosive chemicals)

•

Kill a wide range of infectious microorganisms

•

Minimal Skin, Eye, Pulmonary, Oral or Dermal Irritation

•

Patents pending and trade secret manufacturing processes offer barrier to competition

•

Non-corrosive — As a demonstration of potential surface compatibility, previous ESI products are included in the Boeing Qualified Products List (QPL) and conform with AMS-1452A, 1453 & D6-7127 Aircraft Corrosion Specifications, which relate to a broad series of testing protocols and recommended acceptancecriteria in the aerospace industry for non-corrosion and materials compatibility

•

Clean/sanitize/disinfect/microbial control/treat while minimizing the harmful effects to people, animals, surfaces and the environment

Principal products or services and their markets

Anpath intends to exploit its technology platform through the development and licensing/private labeling of its technology in several product categories.  The Company’s chemical emulsion technology will permit Anpath to offer a wide range of biocide, disinfectant/sanitizer and cleaning products for a variety of applications and markets. The Company’s primary focus is the market introduction of GeoTru™ Geobiocide, for use in the oil and gas industry, specifically for hydraulic fracturing and microbial control in fracking fluids.  Anpath will also opportunistically seek to license/private label its technology/products for surface disinfection.

Geo-Biocides

At a time when the need for increased oil/gas production and environmental concerns are colliding, Anpath has focused on a more environmentally correct solution for geobiocides with its GeoTru Geobiocide.

The increased utilization of well stimulation and enhanced oil recovery methods is expected to provide a wide range of opportunities for the suppliers of both formulated oilfield chemicals and their raw materials. Additionally, U.S. well stimulation material demand continues to grow.  A February, 2014, report from BCC Research LLC of Wellesley, Massachusetts notes that from 2013 to 2018, the compound annual growth rate for fracking fluids will reach 7.4%. The report estimates the U.S. market for fracking fluids at $18.4 billion in 2012 and $26 billion in 2013, with growth to nearly $37.3 billion by 2018.

Hydraulic fracturing consists of pumping into the formation very large volumes of fresh water that generally has been treated with a friction reducer, biocides, scale inhibitor, and surfactants, and contains sand and granular products as propping agents. The water treating fluid maximizes the horizontal length of the fracture while minimizing the vertical fracture height. The fractures, which are held open by the proppants, result in increased surface area, which further results in increases in the desorption of the gas from the shale and increases in the mobility of the gas. The result is more efficient recovery of a larger volume of the gas-in-place.

Many of the chemicals used in the treated water are considered toxic and potentially harmful. GeoTru is the result of a project initiated by Anpath to produce a proprietary biocide for use in the oil and gas industry.  Specifically our goal was to produce a safe oil/gas field biocide that provided effective control of microorganisms and was environmentally correct. Reflecting this goal; GeoTru is safe to ship and handle, non-flammable with no explosion hazard,  and with surface active properties.  Due to EPA labeling requirements, we are not able to state on our label that GeoTru is biodegradable, although we have data showing that it is biodegradable.  GeoTru is designed to function in the oil field environment; it is compatible with the varying water types found in field operations as well as elevated water temperatures and varying total dissolved solid concentrations and high levels of salinity, while providing effective control of microorganisms.

Development of GeoTru is a result of Anpath’s proprietary PCMX emulsion technology platform. Unique to this platform, the GeoTru formulation consists of a high yet safe and easy to work with PCMX concentration with compatible “nature-based” surfactants and solubilizers. This formulation is readily diluted with field waters and further addresses the needs for biocide solution penetration into the porous and layered geological formations for release of oil and gas reserves. Extensive development efforts have been undertaken to address the production needs in the field.  PCMX (also referred to as parachlorometaxylenol and chloroxylenol) has a very long history of use as an antimicrobial, over 60 years. Since it is a very hydrophobic agent it is compatible with nonaqueous oil and natural gas reserves. PCMX is neither an oxidizing agent nor aldehyde, making it compatible and viable in waters with organic loads and not readily inactivated.  It has a history of industrial applications including use in adhesives, paints, leather, paper, and textiles. PCMX is also a very gentle and safe antimicrobial as seen by its history of use as an antiseptic agent for hand soaps, hand sanitizers, lotions, surgical scrubs, surface disinfectants, deodorizer air fresheners, nail infection treatment agents, hair and body shampoos, and acne medications; all at concentrations significantly higher than would be used for oil and gas exploration, production, and stimulation operations. PCMX is not known to be carcinogenic nor an endocrine disruptor nor to cause antimicrobial resistance. Because of its hydrophobic nature and low solubility in water it is emulsified to make it water soluble and to permit its intimate contact with the water bearing microorganisms and effectively control their growth.

In the oil/gas field environment GeoTru is added to aqueous fluids, such as but not limited to fracking fluids, to control the growth of microorganisms that produce acids and hydrogen sulfide as examples that sour the well and its products and are causes of corrosion. Without the biocide addition, the wells and products lose appreciable commercial value. GeoTru has been tested in-house and in independent laboratories. In independent testing the biocidal efficacy has been shown and in in-house testing the severe conditions such as elevated temperature and high salinity and presence of dissolved solids has shown the product to be stable. In addition to such testing the product has been designed to have a low toxicity profile as evidenced by the product being classified by the EPA as Toxicity Category IV (the least toxic category rated by the EPA) in 5 of 6 tests including oral, inhalation, and dermal exposure. It is non-sensitizing to skin and there are no special handling requirements except routine eye protection. The product is non-carcinogenic and environmentally friendly, is produced with a very high percentage of renewable sources, has a low potential for bioaccumulation, and is safe for the environment. The product has a high flashpoint, low freezing point, is not self-igniting, and does not present an explosion hazard.

GeoTru is registered with the United States Environmental Protection Agency (EPA):  Biocide for the control of microorganisms including bacteria, algae, and fungi in oil and gas exploration and production operations including enhanced recovery systems (such as hydraulic fracturing) and industrial water systems.

GeoTru’s registration (EPA Reg No 70791-3) is supported by in-house testing and commissioned outside independent laboratory antibacterial, antifungal testing, chemistry evaluations, and toxicological testing.  Based on EPA Data Reviews for Acute Inhalation Toxicity and Dermal Sensitization Testing dated July 22, 2010, and July 23, 2010, respectively, GeoTru meets EPA Requirements for Toxicity Category IV for no special warnings or precautionary statements required for harmful ingestion, inhalation, and dermal effects. A patent is pending.

Surface Disinfectants

The Company also intends to reintroduce its broad-spectrum hospital-grade disinfectant, EcoTru®.  EcoTru is a non-corrosive, non-irritating, non-flammable multi-purpose, effective Broad Spectrum disinfectant and deodorizing cleaner.  It is a gentle disinfecting method and does not require protective clothing or special ventilation and has no special handling requirements.  The Master Label that was attached as an exhibit to the EPA’s Notice of Pesticide Registration dated September 2, 2011, indicates that EcoTru  “Meets EPA Requirements for Toxicity Category IV (no special warnings or precautionary statements required for harmful dermal, ocular, inhalation or ingestion effects).”  When initially introduced, management performed its own review of the EPA’s web site and determined that EcoTru was  the first product of its kind to to be listed as a Toxicity Category IV product.  This new, revised formulation addresses the same needs and has a broader efficacy spectrum. It is a ready-to-use bactericide and virucide shown to be effective against numerous microorganisms such as, Avian Influenza A and MRSA.  EcoTru is registered with the EPA (EPA Reg. No. 70791-4).  A patent is pending.

Distribution Methods of the Products or Services

The Company plans to maximize its market distribution relationships in several ways. While the oil and gas industry opportunity is significant, the market for GeoTru is focused on opportunities in the areas of hydraulic fracturing and related oil and gas exploration and production activities that will continue to display growth for years to come, as indicated in the BCC Research report cited above.  With its high growth profile, hydraulic fracturing has become a highly visible portion of the U.S. energy industry.  We have developed strong relationships with several oil and gas industry chemical distribution partners and intend to leverage those relationships through distribution agreements.  As of the date hereof, we have not entered into any such arrangements.  Additionally, the Company is in contact with certain private and state organizations promoting the economic benefits of hydraulic fracturing.  Management believes that GeoTru offers the ideal combination of safety and efficacy and should help allay public fears related to the environmental impact of chemicals used in fracking.

Our surface disinfectant technology is widely accepted by industries that place a premium on material compatibility and safety in general, for example, the airline industry.  The stringent requirements placed on materials compatibility favor our technology versus more traditional disinfectants.  Our surface disinfectant has proven to be very compatible with a wide range of materials as evidenced by the results of the testing against AMS-1453, AMS-1452A & D6-7127 specifications.  Further, the Toxicity Category IV demonstrates a higher level of safety since it requires no protective clothing, no special ventilation, is non-flammable and has no special handling requirements. Our EcoTru distribution model directs us to partner with industry focused distribution leaders; in selective cases we will seek a combined manufacturing/distribution arrangement. Currently, we are in negotiation with a leading provider to the worldwide airline industry.  Our intent is to license the rights to our product, and our potential partner is considering the value of private labeling the product.  Our manufacturing process is a two-part process, initially producing a concentrate and then dilution to a ready-to-use disinfectant.  By design, we can produce the concentrate, maintaining trade secrets, and ship to manufacturing/distribution partners and they in turn can produce RTU on a just-in-time basis.  This addresses two important issues and will provide ESI and its designated distribution partners with significant advantages. First, there will be a drastic reduction in freight costs since the concentrate produces significantly greater RTU volumes, and second, there will be better inventory management since the concentrate has no shelf life.  The products listed on the website are ready-to-use products.  A substantial part of our strategic plan is to partner with industry focused distribution entities that have manufacturing capabilities.  Under this plan, ESI will sell concentrate to our distribution partner(s) and on a just-in-time basis, the partner will complete the manufacturing process and package for distribution.  Our product is made in two steps and the result of the initial phase is a concentrate.  The second phase involves dilution and packaging.  One of the advantages of selling concentrate to select partners is that the concentrate has no shelf-life (as opposed to the RTU product) and can be produced on an as needed basis and thus maximize shelf-life for the final RTU product.  Additionally, we can ship the concentrate internationally and save significant shipping costs since the dilution ratio is 25:1.  These advantages are particularly important in serving international markets.  In the past, we have sold products to a number of international markets, particularly in Asia.  We have had distribution partners in Japan and Korea and have sold product to a number of Asian airlines.

The Company has identified several distribution options, to include:  (i) engaging conventional distributors seeking a safer, more environmentally correct disinfectant; (ii) industry-focused distribution; (iii) large, individual customers such as the Washington Metropolitan Area Transit Authority; and (iv) license agreements with focused industry leaders and international markets.  A draft licensing agreement is under consideration.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

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

Oil and Gas

There are over 35 dominant major oilfield chemical suppliers, led by the likes of Dow Chemical, BASF and Rhodia, with a remaining fragmented set of smaller competitors. Biocides are required to be used in aqueous environments such as the fracking fluids that are used for oil and gas production.  Besides our product, which is the only known biocide for this application that is based on PCMX, there are a number of other biocides being used in the industry that are sold by the dominant major oilfield chemical suppliers and smaller companies and that may be competitive with our product. Current competitive products are conventional biocides: glutaraldehydes, quats, sodium hypochlorite (bleach) and chlorine dioxide.   In 2011, the Company’s management reviewed the EPA’s web site and determined that competitive biocides are very toxic and do not carry the Toxicity Category IV labeling. Special handling is required and some must be generated on-site.  Glutaraldehyde is the most commonly used biocide for hydraulic fracturing based on usage volume in 2013.  The BCC Research report cited above notes that the use of glutaraldehyde in the industry has a questionable future since environmental advocacy groups have included it on the list of fracking chemicals with 10 or more harmful health effects. Electrochemically activated salt water has been used and is available; a green oxidizing technology, but expensive and easily prone to inactivation.  The relevant trend is toward a reduction in the use of toxic biocides as increased environmental regulations make biocide applications more and more costly, and the potential for regulation requiring “greener” biocides a real possibility.

Though there are many disinfectant products that are EPA-registered, when used as directed, the majority of these products incorporate chemicals that can be toxic, corrosive and potentially damaging to the environment. Anpath eliminates the effectiveness-safety trade-off faced by consumers in the current market place. Through a proprietary formulation method using parachlorometaxylenol (PCMX), the company offers effective disinfecting solutions with active ingredient concentration levels at one-to-two orders of magnitude lower than those of other disinfectants, eliminating any toxic or corrosive effects. Unlike many competing products, Anpath PCMX based chemical emulsion products do not require special handling or precautions, including no precautions for skin, eye, pulmonary, oral or dermal irritation. Additionally, products are nonflammable and environmentally responsible. Anpath has formulated both its EcoTru and GeoTru product with nature-based actives.

Competitive Product Characteristics:

•

Accelerated Peroxides & Bleach

–

Highly corrosive – protective gear required

–

Toxic - causes chemical burns

–

Pulmonary and ocular irritant

–

Must preclean for efficacy

•

Quaternary Ammonium Compounds (Quats)

–

Limited efficacy

–

Toxic & Irritating

–

Corrosive

–

Limited biodegradation

•

Ortho-Phenyl Phenol

–

Highly toxic & irritating – protective gear required

–

Corrosive

–

Carcinogenic

–

Limited biodegradation

Sources and Availability of Raw Materials and Names of Principal Suppliers

The majority of the raw materials for all ingredients used in production of ESI products are readily available from a number of sources.  The active ingredient, parachlorometaxylenol (PCMX) is available in multiple quality grades but the EPA registered grade PCMX used to produce our products has traditionally been offered by available from two sources; Clariant Corporation, a Swiss based company with US headquarters in Charlotte, NC, and Thomas Swan, a British based company with US headquarters in Lyndhurst, NJ.  ESI has good relationships with each company.  We have negotiated a manufacturing arrangement with Surfactants International,  and Surfactants International has conducted trial runs and agreed to all of our quality control procedures. Further, consideration for the supply of raw materials was addressed during the development of our two flagship products, GeoTru and EcoTru.  In both cases, we were able to formulate using some variation in raw materials and likewise we have registered these multiple formulations with the EPA.  However, in the event that Clariant and/or Swan were to cease providing PCMX, our plan of operations would be adversely affected.  See the Risk Factor “ESI will rely upon only two suppliers for parachlorometaxylenol (“PCMX”), the active ingredient in the Company’s products” of this Annual Report.

Dependence on One or a Few Major Customers

Traditionally, ESI has sold product to a few major customers, however these customers are in industries that place a high premium on the advantages of ESI PCMX-based chemical emulsion technology.  We plan to target these industries for broader distribution within the industry.  Additionally, following our strategic plan to partner through industry-based exclusive manufacturing/distribution arrangements we intend to more closely align our goals with those of our partners.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We currently have two patent applications submitted with the United States Patent and Trademark Office. Patent application number 13/555,799 is based on our “Biocide Formulations for Oil and Gas Production, Mineral Slurries, and Material Composite Additives.”  Patent application number 13/970,704 addresses “Emulsion Disinfecting, Sanitizing, and Cleaning Compositions Made with Hydrophobic Agents.”  We are currently waiting for responses from the patent office examiner.  We do not believe that our business is dependent upon obtaining patents on our technology due to the existence of nondisclosure agreements and our maintenance of trade secrets. However, having patents on our technology would provide an addition level of protection in this regard.

Need for any Governmental Approval of Principal Products or Services

See the disclosure under the caption “Costs and Effects of Compliance with Environmental Laws,” below.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act and the disclosure requirements of Regulation S-K of the Commission, as a “smaller reporting company.”  That designation relieves us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Emerging Growth Company

Anpath is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act.  As long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1 billion of non-convertible debt over a three-year period.

Research and Development Costs During the Last Two Fiscal Years

During the fiscal years ended March 31, 2014, and 2013, we incurred product development and regulatory costs totaling $12,879 and $9,300, respectively.

Cost and Effects of Compliance with Environmental Laws

Disinfectant products such as ours are classified as “pesticides” and are subject to regulation by the United States Environmental Protection Agency (the “EPA”), pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) as amended by the Food Quality Protection Act (“FQPA”) of 1996. FIFRA generally requires that before any entity can sell or distribute any pesticide in the United States, it must obtain a registration from the EPA. After completing the registration process and submission of all required data, an applicant's proposed product label is stamped when accepted by the EPA and returned to the registrant for use upon the registered product package. Anyone who sells/distributes a pesticide (including antimicrobial products) also must register that product in every state in which it intends to sell/distribute the product.  Once assigned an EPA registration number the product must then be initially registered in every such state.  Each state has the authority to request a submission similar to the federal submission and go through the same type review process.  The vast majority of states require a simple package noting the EPA registration number, stamped label, a copy of all labels and  a fee.  There are a few notable exceptions, California being the most demanding.

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

We have three products registered with the EPA, EcoTru® Revised,  EnviroTru®and GeoTru™ assigned EPA Registration Nos. 70791-4,  70791-2, and 70791-3, which have EPA registered labels. All are in compliance and annual federal maintenance fees are current.  EnviroTru  has been  registered in all of the 50 States in the United States and the District of Columbia; however, for strategic reasons related to the introduction of EcoTru, we may not renew these state registrations.  GeoTru was registered in 16 states, which comprise the vast majority of hydraulic fracturing activity, and we expect to renew these registrations.   The state renewal fees for all states and the District of Columbia range from approximately $75 to approximately $940 per state, and we estimate annual state fees at about $13,000 per product per year, if registered in all states.  The Company plans to begin the EcoTru state registration in 2014, subject to receipt of sufficient funding to pay registration fees and fees and penalties for past due registrations, which we estimate will total approximately $100,000.  in the majority of states this is a simple process and entails the submission of an application and the payment of a fee as well as payment of penalties for past due registrations.  All ESI products will be produced in EPA-registered manufacturing facilities. The Company has not entered into a manufacturing agreement to produce its products.

In addition to the formulae that have been US EPA registered, one animal product (EquineTru® Skin and Hoof Treatment) has been cleared for marketing by the FDA. In an effort to focus our resources on what we believe to be our higher market value products, we have chosen to not pursue the EnviroTru formulation or the EquineTru formulation at this time.

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

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have no full-time employees and four part-time employees, including our executive officers.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find this Annual Report and all reports that we file electronically with the SEC at their Internet site www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  This Annual Report, and our SEC reports or other registration statements, once filed, will also be available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Risks Related to Our Company

A number of factors could affect the business of Anpath and/or its operating subsidiary, ESI.  Any factor which could adversely affect the business of ESI could, by extension, have a negative effect on the Company’s own financial performance.  Among these potential factors are the following:

The Company will need to raise capital to fund operations, and its failure to obtain funding when needed may force the Company to delay, reduce or eliminate product development efforts.

The Company will need to obtain operating capital either through equity offerings, debt offerings or a combination thereof, of approximately $200,000 initially before it can commence its planned business operations.  The Company will need an additional operating capital of approximately $1,800,000 over the next 12 months to continue its planned business operations. In addition if, in the future, the Company is not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, the Company may have to raise funds to permit ESI to continue the commercialization, marketing and sale of its products.  We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts.  The Company cannot be certain that funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact its ability to conduct business.  If the Company is unable to raise additional capital if required or on acceptable terms, ESI may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its products, restrict its operations or obtain funds by entering into agreements on unattractive terms.

To date Anpath and ESI have had significant operating losses, an accumulated deficit and have had limited revenues and they do not expect to be profitable for at least the foreseeable future, and Anpath and ESI cannot predict when they  might become profitable, if ever

Anpath and ESI have been operating at a loss each year since the Company’s and ESI’s inception, and the Company and ESI expects to continue to incur losses for the next 12 to 18 months.  Historically, ESI has had limited revenues.  Revenues for the years ended March 31, 2014 and 2013 were $-0- and $3,608, respectively. Further, ESI may not be able to generate significant revenues in the future.  We realized a loss of $4,701,495 in fiscal 2014.  ESI will need to generate significant revenues in order to achieve and maintain profitability.  ESI may not be able to generate sufficient revenue to pay the advances made by the Company or achieve profitability in the future.  Even if the Company and ESI do achieve profitability, they may not be able to sustain or increase it.  If ESI is not able to generate revenues sufficient to fund ESI’s operations through product sales or if the Company is not able to raise sufficient funds through investments by third parties, it could result in the Company’s and ESI’s inability to continue as a going concern and, as a result, the Company’s Investors could lose their entire investment.

Our financial statements contain an “auditor’s ‘going concern’ opinion”

The Independent Auditor’s Report issued in connection with our audited financial statements for the fiscal years ended March 31, 2014 and 2013, expressed substantial doubt about our ability to continue as a going concern, due to our history of operating losses and our working capital deficiency.  As of March 31, 2014, our accumulated deficit totaled $5,664,518.  See the Index to Financial Statements, Item 8 of this Annual Report.

With the exception of two patent applications on proprietary technology, ESI relies primarily upon trade secret protection to protect its intellectual property; it may be difficult and costly to protect its proprietary rights and ESI may not be able to ensure their protection.

With the exception of one patent application, ESI has not applied for patent protection for its proprietary formulas and nano-emulsion technology and has decided instead to rely upon trade secret protection to protect such intellectual property.  Trade secrets are difficult to protect and while ESI uses reasonable efforts to protect its trade secrets, it cannot assure that its employees, consultants, contractors or scientific advisors will not, unintentionally or willfully, disclose its trade secrets to competitors or other third parties.  In addition, courts outside the United States are sometimes less willing to protect trade secrets.  Moreover, ESI’s competitors may independently develop equivalent knowledge, methods and know-how.  If ESI is unable to defend its trade secrets and/or its patents pending from illegal use, or if ESI’s competitors develop equivalent knowledge, it could have a material adverse effect on ESI’s business.

Any infringement of ESI’s proprietary rights could result in significant litigation costs, and any failure to adequately protect its proprietary rights could result in ESI’s competitors’ offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.  Existing patent, copyright, trademark and trade secret laws afford only limited protection.  In addition, the laws of some foreign countries do not protect ESI’s proprietary rights to the same extent as do the laws of the United States.  Therefore, ESI may not be able to protect its proprietary rights against unauthorized third party use.  Enforcing a claim that a third party illegally obtained and is using ESI’s trade secrets and patents pending knowledge could be expensive and time consuming, and the outcome of such a claim is unpredictable.  Litigation may be necessary in the future to enforce its intellectual property rights, to protect ESI’s trade secrets and patents pending or to determine the validity and scope of the proprietary rights of others.  This litigation could result in substantial costs and diversion of resources and could materially adversely affect the future operating results of ESI – thereby negatively affecting the financial performance of the Company as well.

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

Because the Company has never generated meaningful revenue and currently operates at a loss, the Company is completely dependent on the continued availability of financing in order to continue its business.  There can be no assurance that financing sufficient to enable the Company and its subsidiaries to continue their operations will be available to the Company.  The Company’s failure to obtain financing or to produce levels of revenue to meet its financial needs could result in its inability to continue as a going concern and, as a result, the Company’s stockholders could lose their entire investment.

ESI will rely upon third party manufacturers to produce its products, making it vulnerable to supply disruptions which could harm its business.

ESI will rely upon third party manufacturers to produce its products.  If these manufacturers are unable to manufacture product in quantities ESI requires or that meets its specifications, or if they raise their prices, it could have a material adverse effect on ESI’s sales and results of operation.  In addition, in the event of any of the foregoing, ESI could be required to seek new manufacturers.  In such event, ESI cannot be certain that it will find alternative third party manufacturers who will manufacture product on similar economic terms. ESI’s costs of goods sold could increase, with an adverse effect on ESI’s sales and results of operations.

ESI will rely upon only two suppliers for parachlorometaxylenol (“PCMX”), the active ingredient in the Company’s products.

ESI will rely upon Clariant Corporation and Swan Chemical to provide it with EPA-required grade PCMX, which is the biocide used in ESI’s products.  Both Clariant and Swan are traditional suppliers of EPA-required grade PCMX in the United States.  If Clariant or Swan is unable to supply ESI with EPA-required grade PCMX in the quantities and on the economic terms that ESI requires, it could have a material adverse effect on ESI’s business.  We can provide no assurance that we will be able to obtain EPA-required grade PCMX in the future.

ESI  lacks significant sales, marketing and distribution capabilities and depends on third parties to market and distribute its product both in the United States and Internationally.

ESI does not have an internal sales organization dedicated solely to sales and marketing of its product and therefore it will have to rely upon third party distributors to market and sell its product.  These third parties may not be able to market ESI’s product successfully or may not devote the time and resources to marketing that ESI requires. ESI will also rely upon third party carriers to distribute and deliver its product.  As such, deliveries are to a certain extent out of ESI’s control.  If ESI chooses to develop its own sales, marketing or distribution capabilities, it will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available.  If ESI or a third party is not able to adequately sell and distribute its product, ESI’s business will be materially harmed.

ESI will face competition in its markets from a number of large and small companies, most  of which have greater financial, research and development, production and other resources than the Company has.

ESI’s products will face competition from products which may be used as an alternative or substitute therefor.  In addition, the Company competes with several large companies in the disinfectant and biocide business. To the extent that these companies, or new entrants into the market, offer comparable disinfectant/biocide products at lower prices, ESI’s business could be adversely affected.  ESI’s competitive position is based principally on its nano-emulsion technology, product quality and product safety.  ESI’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics.  There can be no assurance that ESI will have sufficient resources to maintain its current competitive position.

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

The Company’s success depends in part on its ability to retain key employees including its executive officers and its chief technologist, Paul S. Malchesky, D.Eng. It would be difficult for the Company to replace any one of these individuals.  In addition, as the Company grows, it may need to hire additional key personnel.  The Company may not be able to identify and attract high quality employees or successfully assimilate new employees into its existing management structure.

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

Because Arthur R. Batson owns a majority of our outstanding common stock, he can elect our directors without regard to other stockholders’ votes.

Arthur R. Batson beneficially owns 6,718,535 shares of our common stock, representing approximately 56.1% of our outstanding shares.  As a result of his majority interest, Mr. Batson can elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.  Mr. Batson’s voting control also gives him the ability to authorize change in control transactions, amendments to our Articles of Incorporation, and other matters that may not be in the best interest of our minority stockholders.  In this regard, Mr. Batson has absolute control over our management and affairs.  See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Risks Related To Our Common Stock

Our common stock is quoted on the OTC Markets and there is an extremely limited trading market for our common stock.

Our common stock is quoted on the OTC Markets. There is extremely limited and sporadic trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors in our common stock may be unable to sell their shares.

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

The securities of public companies can experience extreme price and volume fluctuations, which can be unrelated or out of proportion to the operating performance of such companies. We expect our common stock price will be subject to similar volatility. Any negative change in the public's perception of the prospects of our company or companies in our market could also depress our common stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

·	regulatory actions;
·	variations in our operating results;
·	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;
·	recruitment or departure of key personnel;

·	litigation, legislation, regulation or technological developments that adversely affect our business;
·	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and
·	market conditions in our industry, the industries of our customers and the economy as a whole.

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

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity of our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

Anpath conducts its business from the office of its CFO, Stephen J. Hoelscher, rent free.  This office space consists of approximately 2500 square feet located at 515 Congress Ave., Suite 1400, Austin Texas.  The address on our website, 5575 S. Semoran Blvd., Suite 5012, Orlando Florida  32822, is the office address of our majority stockholder, Arthur R. Batson, and our telephone number, 407-373-6925, is Mr. Batson’s office address.  These are the address and telephone number to which inquiries about our products are made

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, we are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us.

No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to our Company or has a material interest adverse to us in any proceeding.

On September 27, 2013, Susan Ladeau filed a Complaint against the Company and ESI in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses collectively totaling approximately $12,000, and the issuance of 40,000 shares of the Company’s common stock.  The case was designated Case No. 13CV 02277.  The Company and ESI dispute Ms. Ladeau’s claims and have filed an answer to the Complaint.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock.  Commencing on or about August 25, 2011, our shares of common stock were listed on the OTC Pink market under the symbol “APGR”.  No assurance can be given that any market for our common stock will develop or be maintained.  If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of our 2013 and 2014 fiscal years.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC”, formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock commenced on August 25, 2011.

Period	High	Low

April 1, 2012 through June 30,2012	$0.12	$0.05
July 1, 2012 through September 30, 2012	$0.20	$0.12
October 1, 2012 through December 31, 2012	$0.31	$0.025
January 1, 2013 through March 15, 2013	$0.40	$0.30
March 16, 2013 through March 31, 2013*	$1.00	$1.00
April 1, 2013 through June 30,2013	$2.00	$0.55
July 1, 2013 through September 30, 2013	$1.08	$0.60
October 1, 2013 through December 31, 2013	$0.659	$0.35
January 1, 2014 through March 31, 2014	$0.35	$0.30

*  After one for two reverse split.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 70. This figure does not include an indeterminate number of beneficial owners who may hold their shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  The future dividend policy of our Company cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

To whom	Date	Number of shares	Consideration*
Alpha Capital Anstalt	5-14-2013	40,000	(1)
Arthur Batson	6-7-2013	3,525,000	Issued for services rendered valued at $0.80 per share
Christopher J. Spencer	6-7-2013	900,000	Issued as director compensation for services rendered valued at $0.80 per share
John and Margaret Spencer	6-7-2013	100,000	Issued for services as a director rendered by Christopher J. Spencer valued at $0.80 per share and gifted to Mr. and Mrs. Spencer, who are the parents of Christopher J. Spencer
Paul Malchesky	6-7-2013	125,000	Issued for services rendered valued at $0.80 per share
J. Lloyd Breedlove	6-7-2013	200,000	Issued as compensation for executive officer services rendered valued at $0.80 per share
Stephen Hoelscher	6-7-2013	125,000	Issued as compensation for executive officer services rendered valued at $0.80 per share
Wiliam J. Robbins	6-7-2013	100,000	Issued as director compensation for services rendered valued at $0.80 per share
Vanessa Boulware	6-7-2013	50,000	Issued for services rendered valued at $0.80 per share
John Busshaus	6-7-2013	250,000	Issued for services rendered valued at $0.80 per share
Michael R. Samples	7-3-2013	31,250	$25,000
Darryl Cermak Serfass	7-29-2013	31,250	$25,000
Alpha Capital Anstalt	7-29-2013	75,000	(2)
Lane Ventures	7-29-2013	25,000	(2)
Alpha Capital Anstalt	2-5-2014	75,000	(3)
Lane Ventures	2-5-2014	25,000	(3)
One accredited investor	7-2-14	(4)	(4)

(1)  These shares were issued pursuant to the terms of a Securities Purchase Agreement, dated May 14, 2013 (the “SPA”), by which the Company sold to Alpha Capital Anstalt a secured Original Issue Discount Promissory Note in the principal amount of $205,000 (the “Note”), which was initially due and payable on June 14, 2013.   On July 2, 2014, this Note was exchanged for an Original Issue Discount Senior Secured Convertible Debenture due March 31, 2015.  See footnote 4 below.

(2)  These share were issued under the terms of a Note Extension Agreement by which Alpha Capital Anstalt agreed to extend the maturity date of the $205,000 Original Issue Discount Promissory Note to September 14, 2013.

(3) These share were issued under the terms of a second Note Extension Agreement by which Alpha Capital Anstalt agreed to extend the maturity date of the $205,000 Original Issue Discount Promissory Note to June 30, 2014.

(4)  On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.   See our Current Report on Form 8-K dated June 27, 2014, and filed with the SEC on July 2, 2014

We issued all of these securities to persons who were “accredited investors” as that term is defined in  Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us prior to the offer and sale of these securities. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Sales to “accredited investors” are preempted from state regulation.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2014, through January 31, 2014	-0-	-0-	-0-	-0-
Month #2 February 1, 2014, through February 28, 2014	-0-	-0-	-0-	-0-
Month #3 March 1, 2014, through March 31, 2014	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company and our wholly-owned subsidiary, ESI, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.  Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.  We have no obligation to update any of our forward-looking statements other than as required by law.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Subject to raising a sufficient amount of working capital either through equity offerings, debt offerings or a combination thereof, estimated to be $2 million, the Company, through its wholly-owned subsidiary, ESI, plans to begin producing disinfecting, biocidal, disinfecting and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment.  In furtherance of this goal, on May 14, 2013, we issued to one accredited investor a Secured Promissory Note in the principal amount of $205,000, and in June 3013, a note holder converted $25,000 of his note payable into 31,250 “unregistered” and “restricted” shares of our common stock. In addition, in August , 2013, we sold to an accredited investor a total of 31,250 “unregistered” and “restricted” shares of our common stock at a price of $0.80 per share, for aggregate gross proceeds of $25,000.  On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.   See our Current Report on Form 8-K dated June 27, 2014, and filed with the SEC on July 2, 2014, and the subheading “Recent Sales of Unregistered Securities,” Part II, Item 5 of this Annual Report.  We have not yet entered into any arrangements for the manufacture of our products.

Liquidity

Cash on hand totaled $395 at March 31, 2014, a decrease of $1,647 from cash on hand of $2,042 at March 31, 2013.  This decrease was the result of our operations. Cash was received from the sale of an Original Issue Discount Promissory Note (the “Note”)  in the principal amount of $205,000 in the first quarter of our 2014 fiscal year and the sale of shares of common stock at a price of $0.80 per share during the second quarter of fiscal 2014.  Gross proceeds from these offerings were $200,000 and $50,000, respectively.  In addition, during the fiscal year ended March 31, 2014, we received advances totaling $11,000 from a stockholder.

The Note was initially due and payable on June 14, 2013, but the maturity date was extended to June 30, 2014, under the terms of a Note Extension Agreement executed by the parties on February 10, 2014.  On July 2, 2014, the Note was exchanged for the Company’s Original Issue Discount Senior Secured Convertible Debenture due March 31, 2015.  See footnote 4 under the subheading “Recent Sales of Unregistered Securities,” Part II, Item 5 of this Annual Report.

Results of Operations

Fiscal Year Ended March 31, 2014, Compared to Fiscal Year Ended March 31, 2013.

During the fiscal year ended March 31, 2014 and 2013, Anpath recorded revenues of $-0- and $3,608 The decline in revenues was a result of ESI ceasing normal operations in October, 2011, because cash provided by operations was not sufficient for ESI to pay for its continuing expenses.  Cost of sales during these periods were $-0- and $1,036, respectively, during these periods, and reflect the decline in revenue from the 2013 period to the 2014 period.  We posted a gross profit of $-0- in fiscal 2014, as compared to gross profit of $2,572 in the prior year.  Gross profit margins in 2013 were 71.3%.

Anpath recorded total expenses of $4,746,495 in fiscal 2014, an increase of $4,505,549, from our total expenses of $240,946 in the year-ago period.  Payroll increased to $4,420,453 in 2014, from $1,551 in the prior year. This increase is due to the issuance of 5,375,000 common stock shares to employees, officers, directors and consultants during this current year. In addition, the Company incurred $120,453 of salary and related expenses during the current year. Likewise, professional fees increased to $89,329 from  $28,224 in the prior year. This increase is related to legal and accounting services for filing forms with the Securities and Exchange Commission. Product development and regulatory expenses increased to $12,879 from $9,300; directors’ and officers’ insurance to $12,093 from $6,557; office expense decreased to $2,462 from $5,171 ; and depreciation expense decreased to $-0-, from $16,538.  In 2013, we recognized a loss of $170,292 on a contractual agreement, versus $0 in 2014.  This loss stemmed from the cancellation of our manufacturing agreement with Minntech Corp. and the forfeiture of deposits associated with the agreement by the terms thereof.

Anpath incurred a net loss of $4,746,495 or $0.44 per share , in fiscal 2014, as compared to net loss of $238,374, or $0.04 per share, in fiscal 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements of any kind.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anpath Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Anpath Group, Inc. and subsidiary (collectively, the “Company”)  as of March 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpath Group, Inc.  and subsidiary as of March 31, 2014 and 2013 and the results of  their operations and  their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Anpath Group, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Anpath suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

July 15, 2014

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$395	$2,042
Prepaid expenses	26,885	25,492
TOTAL CURRENT ASSETS	27,280	27,534

PROPERTY AND EQUIPMENT
Machinery & equipment	-	185,377
Less accumulated depreciation	-	(185,377)
TOTAL FIXED ASSETS	-	-

TOTAL ASSETS	$27,280	$27,534

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$85,415	$89,428
Note payable - current portion	219,254	-
Advance from stockholder	71,270	60,270
TOTAL CURRENT LIABILITIES	375,939	149,698

LONG TERM LIABILITIES
Notes payable	-	30,000

TOTAL LIABILITIES	375,939	179,698

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
12,001,390 and 6,313,89011,901,390 shares issued and outstanding	1,200	631
Additional paid-in capital	5,314,659	765,228
Accumulated deficit	(5,664,518)	(918,023)
TOTAL STOCKHOLDERS' EQUITY	(348,659)	(152,164)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$27,280	$27,534

The accompanying notes are an integral part of these audited financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2014	2013

REVENUES	$-	$3,608

COST OF SALES	-	1,036

Gross Profit	-	2,572

EXPENSES
Payroll	4,420,453	1,551
Professional fees	89,329	28,224
Product development and regulatory	12,879	9,300
Directors and officers insurance	12,093	6,557
Occupancy and office	2,462	5,171
Depreciation	-	16,538
Travel and other	-	3,313
State and local taxes	1,795	-
Total Expenses	4,539,011	70,654

LOSS FROM OPERATIONS	(4,539,011)	(68,082)

OTHER INCOME (EXPENSE)
Interest expense	(47,484)	-
Loss on debt extinguishment	(160,000)	-
Loss on contractual agreement	-	(170,292)
Total Other Income (Expense)	(207,484)	(170,292)

LOSS BEFORE TAXES	(4,746,495)	(238,374)

INCOME TAX EXPENSE	-	-

NET LOSS	$(4,746,495)	$(238,374)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.44)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,890,517	6,313,760

The accompanying notes are an integral part of these audited financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, March 31, 2012	6,313,890	$631	$765,228	$(679,649)	$86,210

Net loss for the year ended March 31, 2013	-	-	-	(238,374)	(238,374)

Balance, March 31, 2013	6,313,890	631	765,228	(918,023)	(152,164)

Common stock issued for cash at $.80 per share	62,500	6	49,994	-	50,000

Common stock issued for services	5,375,000	538	4,299,462	-	4,300,000

Common stock issued with debt	250,000	25	199,975	-	200,000

Net loss for the year ended March 31, 2014	-	-	-	(4,746,495)	(4,746,495)

Balance, March 31, 2014	12,001,390	$1,200	$5,314,659	$(5,664,518)	$(348,659)

The accompanying notes are an integral part of these audited financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,746,495)	$(238,374)
(Gain) loss on disposal of assets	-	170,292
Depreciation and amortization	-	16,538
Stock issued for services	4,300,000	-
Loss on extinguishment of debt	160,000	-
Amortization of debt discount	45,000	.
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in prepaid expenses	(1,393)	(18,629)
Increase (decrease) in accounts payable & accrued expenses	(4,013)	(18,114)
Net cash used by operating activities	(246,901)	(88,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	213,881	30,000
Payments on notes payable	(4,627)	-
Proceeds from the sale of common stock	25,000	-
Advances from stockholder	11,000	60,270
Net cash used by financing activities	245,254	90,270

NET INCREASE (DECREASE) IN CASH	(1,647)	1,983

CASH - Beginning of period	2,042	59

CASH - End of period	$395	$2,042

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$114	$-
Income taxes	-	-

The accompanying notes are an integral part of these audited financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Anpath Group, Inc. (hereinafter “the Company”) was incorporated in Delaware on August 26, 2004.  The principal business of the Company is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) The Company’s name was changed to Anpath Group, Inc on January 8, 2007. Formerly, our name was Telecomm Sales Network, Inc.

The Company through its subsidiary, ESI, plans to begin producing disinfecting, biocidal, sanitizing, and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment. ESI intends to exploit its technology platform through the development and licensing/private labeling of its technology in several product categories.  The Company’s chemical emulsion technology will permit ESI to offer a wide range of disinfectant/biocides/sanitizer/cleaner/antiseptic products for a variety of applications and markets. The Company’s primary focus is the market introduction of GeoTru™ Geobiocide, for use in the oil and gas industry, specifically for hydraulic fracturing and microbial control in fracking fluids.  ESI will also opportunistically seek to license/private label its technology/products for surface disinfection.

REORGANIZATION

Commencing on May 20, 2010, Anpath Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. On November 22, 2010, the Bankruptcy Court entered a confirmation order confirming the Company’s first amended plan of reorganization of the Company, as modified.  On December 23, 2010, the Plan became effective and the Company consummated its reorganization and emerged from Chapter 11.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $-0- at March 31, 2014 and 2013, respectively.

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

Depreciation expense for the years ended March 31, 2014 and 2013 was $-0- and $16,538 respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Basic and Diluted Loss Per Share

Basic loss per share is computed by using the weighted average number of shares outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the nine months ended December 31, 2013 and 2012, there were no potentially dilutive securities.

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

Recent Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. In the year ended March 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $4,746,495 and $238,374 for the years ended March 31, 2014 and 2013, respectively. In addition, we have an accumulated deficit of $5,664,518 and a working capital deficit of $348,659 as of March 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – INCOME TAXES

At March 31, 2014 and 2013, the Company had net deferred tax assets of approximately $436,000 and $306,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2014 and 2013. At March 31, 2014, the Company has net operating loss carry forwards totaling approximately $1,282,000 which will begin to expire in 2023.

NOTE 5 – NOTES PAYABLE

In September 2012, the Company borrowed $30,000 from an individual. In June 2013, the individual converted $25,000 of this note into 31,250 shares. The remaining $5,000 note payable is payable on demand and does not have an interest rate.

In June 2013, the Company borrowed $200,000 from Alpha Capital Anstalt. The $205,000 note was issued at a discount of $5,000, bears no additional interest rate and originally matured on September 14, 2013.  The note has been extended to mature on June 30, 2014. The Company amortized the discount to the maturity of the note in September 2013. In connection with the borrowing, the Company issued 50,000 shares with a fair value of $40,000 which was recorded as a discount on the note and also amortized through the maturity date. In July 2013, the note was extended with issuance of an additional 100,000 shares with a fair value of $80,000. Additionally, in January 2014, the note was extended to June 30, 2014 with the issuance of an additional 100,000 shares with a fair value of $80,000. The company evaluated the modifications under ASC 470-50 and determined that the transaction resulted in a substantial modification and accounted for the transaction as an extinguishment.  The fair value of $160,000 was recorded as a loss on extinguishment of debt

NOTE 6 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of March 31, 2014 and 2013, no preferred stock has been issued by the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. As of December 31, 2013 the Company had issued 11,901,390 shares.

In June 2013, a note holder converted $25,000 of his note payable and received 31,250 shares of common stock.

In August 2013, the Company sold 31,250 shares and received $25,000 cash.

In June 2013, the Company issued 5,375,000 shares for services as follows:

•

3,525,000 shares issued to the majority shareholder

•

1,100,000 shares issued to the board of directors

•

750,000 shares issued to officers, consultants and employees

The shares issued were valued at $.80 per share which was the fair value of the common stock based on the most recent sale of common stock which was considered the most reliable measurement of value. The Company recognized $2,820,000 in expense for the shares issued to the majority shareholder. The Company recognized $880,000 in expense for the shares issued to the Board of Directors and The Company recognized $600,000 in expense for the shares issued to officers, consultants and employees. In the aggregate the Company recognized $4,300,000 expense in the issuance of these shares.

Reverse Stock Split

The Board of Directors authorized a one for two reverse stock split on February 15, 2013. Immediately prior to the reverse split, the Company had 12,627,520 shares of common stock outstanding. Fractional shares were rounded up to the next whole share. Immediately after the reverse stock split the Company had 6,313,890 shares outstanding. All shares presented have been restated for that reverse split.

NOTE 7 – RELATED PARTY TRANSACTIONS

At March 31, 2013 a stockholder controlling 50.6% of the outstanding common stock had made advances to the Company totaling $60,270. During the year ended March 31, 2014, the stockholder advanced another $11,000 to the Company. At March 31, 2014, advances from stockholder were $71,270.

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, Anpath’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2014, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures.  As a result of the material weakness identified, management concluded that Anpath’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Anpath’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, Anpath management has concluded that, as of March 31, 2014, Anpath’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarterly period ended March 31, 2014, that materially affected, or are reasonably likely to affect, Anpath’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
James Lloyd Breedlove	President CEO	2/26/2013 2/26/2013	* *
Stephen J. Hoelscher	CFO Secretary	1/10/2006 1/10/2006	* *
Christopher J. Spencer	Director	2/16/2013	*
William J. Robbins	Director	2/16/2013	*

*These persons presently serve in the capacities indicated.

Business Experience

J. Lloyd Breedlove

J. Lloyd Breedlove is 66 years of age and has been our President and Chief Executive Officer since February 26, 2013, and was previously the President and Chief Executive Officer from January, 2006, through June, 2011. From June, 2011, until he took a more active role in 2013, Mr. Breedlove was an advisor to Anpath.  During that period, Mr. Breedlove also served in a number of advisory roles with Cardinal Commerce Corporation in Mentor, Ohio.  From 2003 to 2006, he was the President and Chief Executive Officer of Imalux Corporation ,a corporation in the medical imaging equipment industry. Prior thereto, from 2000 to 2003, he was the President and Chief Executive Officer of KIVALO, Inc. a healthcare technology company with emphasis on disease management. From 1991 to 1999, Mr. Breedlove served as the Executive Vice President and Group President of STERIS Corporation, a developer and manufacturer of infection and contamination control products. From 1989 to 1991, he was the President and Chief Executive Officer of Catheter Research Inc. (CRI), a developer of  vascular surgery products; prior thereto, he was the Director of Sales and held other sales and management positions at Mallinckrodt, Inc., a diverse company focusing on supplying products to the healthcare industry. Mr. Breedlove has a wide range of experience working with companies in various stages of development from start-ups to companies with global operations. During Mr. Breedlove's tenure at STERIS, annual sales increased from $13 million to greater than $820 million. He has served on numerous advisory and corporate boards, with an emphasis on establishing healthcare businesses. Mr. Breedlove received an MBA from Western Carolina University. Serving in Viet Nam, he was awarded the Bronze Star, Bronze Star with Oak Leaf Cluster, Vietnamese Cross of Gallantry, Air Medal and Purple Heart.

Stephen Hoelscher

Mr. Hoelscher is 55 years of age and has been our Chief Financial Officer and Secretary since January 10,  2006. Mr. Hoelscher is a Certified Public Accountant and has 33 years of accounting and auditing experience. Mr. Hoelscher is a five percent owner of, and also the CFO for, Mastodon Ventures, Inc., a financial consulting business in Austin, Texas, a position that he has held since 2000.  Since May, 2004, Mr. Hoelscher has also served as the Chief Financial Officer of EnXnet, Inc, a Tulsa, Oklahoma based publicly traded technology company, and he has provided accounting consulting services to EnXnet since January 2001. Mr. Hoelscher will continue to provide limited consultation to Mastodon and will continue to consult with EnXnet but will devote such time as necessary to the performance of his duties to us. From 1997 to 2000, Mr. Hoelscher was the Controller for Aperian, Inc. an Austin, Texas based publicly traded company. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Christopher J. Spencer

Mr. Spencer is 45 years of age and has served as a director since February 16, 2013.  He has also served as Chief Executive Officer, President and a director of FAB Universal Corp., a Colorado corporation (“FAB”), since February 7, 2001, and as Chief Executive Officer and a director of Future Healthcare of America, a Wyoming corporation (“FHA”) ,since its inception in June, 2012.  FHA is a former wholly-owned subsidiary of FAB that was spun off to FAB’s stockholders in 2012.  Both FAB and FHA have common stock that is registered with the SEC under Section 12(g) of the Exchange Act.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  From 1992 to 1994, Mr. Spencer worked for Lotto USA, Inc., a Pennsylvania computer networking company, where he was founder and Chief Executive Officer.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.  Mr. Spencer’s experience as a director and executive officer of issuers with securities registered under Section 12(g) of the Exchange Act, and his experience with fund raising for such entities, led our majority stockholder, Arthur Batson, to conclude that Mr. Spencer should serve as a director of the Company in light of our business and structure.

Dr. William Jay Robbins, M.D., F.A.C.P., A.A.H.I.V.S.

Dr. Robbins is 61 years of age and has served as a director of the Company since February 16, 2013.  His background includes a history of active involvement with infectious disease care, specifically with HIV treatment and immunology. Currently, he is a member of the National Board of Directors at the American Academy of HIV Medicine. In 2000, he founded his current practice, Infectious Disease of Central Florida in Orlando, Florida. Dr. Robbins is a member of the National Medical Advisory Board of Aguron Corporation, and is the Florida Chapter President at the American Academy of HIV Medicine.

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

Dr. Robbins earned his Bachelor of Science degree in biology from Lehigh University (1973) and a Doctor of Medicine degree from the University of the State of New York, Albany, New York (1985) He received residency training from the department of internal medicine at the Lutheran Medical Center in Brooklyn, New York (1981-1983) and completed fellowship training in infectious diseases at the University of the State of New York - Downstate Medical Center in Brooklyn, New York (1983-1985).  Mr. Robbins’ substantial experience in infectious disease care led our majority stockholder to conclude that Mr. Robbins should serve as a director of the Company in light of our business and structure.

Significant Employees

Paul S. Malchesky, D.Eng., is the developer of the Company’s two biocide/disinfectant formulations and is the primary inventor of the technology for which we have patents pending .  During the past five years, in addition to his involvement with the Company and ESI, Dr. Malchesky was employed part-time by the International Center for Artificial Organs and Transplantation in Painesville, Ohio.  In April, 2013, he accepted a consulting position with Timilon Technology Acquisitions LLC, a company focused on control of odor and chemical exposure, and shortly thereafter he resumed his employment by ESI on a part-time basis.  Dr. Malchesky has broad, extensive medical research and development.  Other than Dr. Malchesky and our officers named above, there are no employees who are not executive officers but who make or are expected to make significant contributions to the Company’s business.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

Directorships

Director Christopher J. Spencer is also a director of FAB Universal Corp., a Colorado corporation, Future Healthcare of America, a Wyoming corporation and T3 Motion, a California corporation, all three of which have securities registered pursuant to Section 12 of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers, or Arthur R. Batson, who beneficially owns a majority of our issued and outstanding common stock:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during the fiscal year ended March 31, 2014.

Code of Ethics

The Company has adopted a code of ethics that applies it its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  The text of our code of ethics is posted on our web site (www.anpathgroup.com)

Corporate Governance

Nominating Committee

During the annual period ended March 31, 2014, there were no changes in the procedures by which security holders may recommend nominees to Anpath’s Board of Directors, and Anpath does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Anpath does not have an Audit Committee, and it is not required to have an Audit Committee; Anpath does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
James Lloyd Breedlove, CEO and President	3/31/14 3/31/13 3/31/12	$0 $0 $0	$0 $0 $0	$160,000 (1) $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$160,000 $0 $0
Stephen Hoelscher, CFO	3/31/14 3/31/13 3/31/12	$31,875 $1,500 $0	$0 $0 $0	100,000 (2) $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$131,875 $1,500 $0

(1)  Mr. Breedlove received 200,000 “unregistered” and “restricted” shares of common stock, valued at $0.80 per share (the price of the most recent public trading price of our of common stock), as compensation on June 7, 2013.  These shares were valued at the grant date fair value.  In issuing these shares, we took into account the amount of time that Mr. Breedlove has devoted to the Company’s affairs; the fact that these shares are “unregistered” and “restricted” and may not be sold absent registration under the Securities Act of 1933, as amended, or an available exemption therefrom; and the fact that we have not been able to pay Mr.  Breedlove any cash compensation for his services.

(2)  Mr. Hoelscher received 125,000 “unregistered” and “restricted” shares of common stock, valued at $0.80 per share (the price of the most recent public trading price of our common stock), as compensation on June 7, 2013.  These shares were valued at the grant date fair value.  In issuing these shares, we took into account the amount of time that Mr. Hoelscher has devoted to the Company’s affairs; the fact that these shares are “unregistered” and “restricted” and may not be sold absent registration under the Securities Act of 1933, as amended, or an available exemption therefrom; and the fact that we have not been able to pay Mr.  Hoelscher any cash compensation for his services.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Lloyd Breedlove, CEO and President	None	None	None	None	None	None	None	None	None
Stephen Hoelscher, CFO	None	None	None	None	None	None	None	None	None
Chris Spencer, Director	None	None	None	None	None	None	None	None	None
William J. Robbins, Director	None	None	None	None	None	None	None	None	None

Compensation of Directors

DIRECTOR COMPENSATION

The following table contains disclosure concerning the compensation of the Company’s directors for its fiscal year ended March 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Christopher J. Spencer, Director	None	$800,000(1)	None	None	None	None	$800,000
William J. Robbins, Director	None	$80,000(2)	None	None	None	None	$80,000

(1)  On June 7, 2013, Mr.  Spencer received 1,000,000 “unregistered” and “restricted” shares of common stock, valued at $0.801 per share, as compensation for his services as a director.

(2)  On June 7, 2013, Dr. Robbins received 100,000 “unregistered” and “restricted” shares of common stock, valued at $0.80 per share, as compensation for his services as a director.

Mr. Spencer’s greater compensation relative to Dr. Robbins’ compensation reflects Mr. Spencer’s greater time commitment with respect to the Company’s affairs, at the request of our majority stockholder.  Due to his  experience as a director and executive officer of issuers with securities registered under Section 12(g) of the Exchange Act, and his experience with fund raising for such entities, Mr. Spencer has been instrumental in assisting the Company with its recent fundraising efforts, retaining suitable securities counsel, and with the filing of the Company’s Registration Statement on Form 10, as amended.  Mr. Spencer devotes approximately 20 hours per month to the Company, as compared to the approximately 2 hours per month that Dr. Robbins devotes to the Company in the form of consultation and advice with respect to infectious disease related issues.

On June 11, 2012, Arthur R. Batson acquired 6,167,444 pre-split shares of the Company’s common stock from its former majority stockholder at a price of $0.01135 per share.  Mr. Batson’s firm had previously performed investor relations services for the Company and was aware that the Company had virtually no prospects unless it were to receive substantial funding to maintain material operations  In order to preserve the Company’s prospects, Mr. Batson had loaned approximately $85,000 to the Company and, upon obtaining a majority interest in the Company, he introduced himself to the Company’s suppliers, manufacturers and clients and developed a new web site for the Company.  As the majority stockholder, Mr. Batson continues to exercise full control over the election of directors and executive officers, but he does not act in the capacity of a director or executive officer.  Those services are performed by the persons who serve in those capacities.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of the date of this Annual Report, respectively based upon 11,970,140 shares being outstanding:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Arthur R. Batson 646 N. Hillside Ave. Orlando, FL 32803	3,083,722	55.9%*
Common Stock	Arthur Douglas & Associates, Inc. 646 N. Hillside Ave. Orlando, FL 32803	3,634,813	55.9%*
Common Stock	Christopher J. Spencer 515 Congress Ave., #1400 Austin, TX 78701	900,000	7.5%
Total		7,618,535	63.4%

*  Because Mr. Batson is CEO of Arthur Douglas & Associates, Inc., the holdings of Mr. Batson and Arthur Douglas & Associates have been aggregated for purposes of calculating this figure..

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report, based upon 11,970,140 shares being outstanding:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	J. Lloyd Breedlove 515 Congress Ave., #1400 Austin, TX 78701	305,233	2.5%
Common Stock	Stephen J. Hoelscher 515 Congress Ave., #1400 Austin, TX 78701	133,111	1.1%
Common Stock	Christopher J. Spencer 515 Congress Ave., #1400 Austin, TX 78701	900,000	7.5%
Common Stock	William J. Robbins 515 Congress Ave., #1400 Austin, TX 78701	100,000	0.8%
Total (four persons)		1,438,344	11.9%

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

On June 7, 2013, our Board of Directors unanimously resolved to issue the following shares to our directors, executive officers and majority stockholder in consideration of services rendered:  Arthur  R. Batson, 3,525,000 shares; Christopher J. Spencer, 900,000 shares; J. Lloyd Breedlove, 200,000 shares; Stephen Hoelscher, 125,000 shares; and William J. Robbins, 100,000 shares.  Based on the grant date fair value of these awards, each was valued at $0.80 per share.  Mr. Batson’s services included making contacts with the Company’s suppliers, manufacturers and clients after its emergence from bankruptcy to advise them of the Company’s plans to continue to sell product, the identification and retention of suitable directors and executive officers, and the development of the Company’s web site and referral of potential customers to that web site.  Mr. Batson does not have any consulting or other agreements with the Company for the provision of such services.

At March 31, 2013 Arthur Batson, who controls a majority of the outstanding common stock had made advances to the Company totaling $60, 270. During the nine months ended December 31, 2013, this stockholder advanced another $11,000 to the Company. At December 31, 2013, total advances from this stockholder were $71,270.  These advances were used to fund the Company’s operations.  There is no written agreement between Mr. Batson and the Company with respect to their repayment.  The parties have verbally agreed that the Company will reimburse Mr. Batson for these advances at such time as the Company has sufficient funds to make such reimbursement without interfering with the Company’s ability to fund its operations.

Promoters and Certain Control Persons

Except as indicated under the heading “Transactions with Related Persons” above, there have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Parents of the Smaller Reporting Company

Anpath has no parents except to the extent that Arthur R. Batson may be deemed to be a parent by virtue of his ownership of a majority of our issued and outstanding common stock.

Director Independence

As of March 31, 2014, both of our directors, William J. Robbins and Christopher J. Spencer, were independent directors as that term is defined under NYSE Amex’s Company Guide Section 803. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended March 31, 2014, and 2013:

Fee category	2014	2013

Audit fees	$12,000	$26,095
Audit-related fees	$-0-	$-0-
Tax fees	$-0-	$-0-
All other fees	$-0-	$-0-

Total fees	$26,095	$-0-

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not established an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended March 31, 2014, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description

Exhibit 31.1 Certification of J. Lloyd Breedlove, the Company’s CEO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Stephen J. Hoelscher, the Company’s CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANPATH GROUP, INC.

Date:	July 15, 2014	By:	/s/J. Lloyd Breedlove
J. Lloyd Breedlove
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ANPATH GROUP, INC.

Date:	July 15, 2014	By:	/s/J. Lloyd Breedlove
J. Lloyd Breedlove
Chief Executive Officer and President

Date:	July 15, 2014	By:	/s/Stephen J. Hoelscher
Stephen J. Hoelscher
Chief Financial Officer, Secretary

Date:	July 15, 2014	By:	/s/Christopher J. Spencer
Christopher J. Spencer
Director

Date:	July 15, 2014	By:	/s/William J. Robbins
William J. Robbins
Director