Form 10-Q
period 2014-06-30
Anpath Group, Inc.
filed 2014-08-14
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-55148

ANPATH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1602779
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

515 Congress Ave., Suite 1400

Austin, Texas 78701

 (Address of principal executive offices)

(407) 373-6925

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

Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 4, 2014 - Common – 12,770,140

August 4, 2014 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	March 31, 2014
ASSETS

CURRENT ASSETS
Cash	$335	$395
Prepaid expenses	20,269	26,885
TOTAL CURRENT ASSETS	20,604	27,280

TOTAL ASSETS	$20,604	$27,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$198,574	$85,415
Note payable - current portion	219,254	219,254
Advance from stockholder	71,270	71,270
TOTAL CURRENT LIABILITIES	489,098	375,939

TOTAL LIABILITIES	489,098	375,939

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,001,390 and 11,901,390 shares issued and outstanding	1,200	1,200
Additional paid-in capital	5,314,659	5,314,659
Accumulated deficit	(5,784,353)	(5,664,518)
TOTAL STOCKHOLDERS' DEFICIT	(468,494)	(348,659)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,604	$27,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2014	2013

EXPENSES
Payroll	51,180	4,311,617
Professional fees	51,900	39,972
Product development and regulatory	2,681	2,438
Directors and officers insurance	4,046	3,934
Occupancy and office	2,271	11,836
State and local taxes	2,896	1,795
Total Expenses	114,974	4,371,592

LOSS FROM OPERATIONS	(114,974)	(4,371,592)

OTHER INCOME (EXPENSE)
Interest expense	(4,861)	(45,000)

NET LOSS	$(119,835)	$(4,416,592)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.57)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	12,001,390	7,703,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,835)	$(4,416,592)
Stock issued for services	-	4,300,000
Amortization of debt discount	-	45,000
Adjustments to reconcile net loss to net cash used by operations:
(Increase) in prepaid expenses	6,616	15,372
Increase (decrease) in accounts payable & accrued expenses	113,159	(4,606)
Net cash used by operating activities	(60)	(60,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	200,000
Advances from stockholder	-	11,000
Net cash provided by financing activities	-	211,000

NET INCREASE (DECREASE) IN CASH	(60)	150,174

CASH - Beginning of period	395	2,042

CASH - End of period	$335	$152,216

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND March 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The principal business of Anpath Group, Inc. (hereinafter “the Company”)  is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”) .

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage

The company has limited operations and is considered to be in the development stage. In the year ended March 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $119,835 and $4,416,592 for the three months ended June 30, 2014 and 2013, respectively. In addition, we have an accumulated deficit of $5,784,353 and a working capital deficit of $468,494 as of June 30, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See Note 7 – Subsequent Events.

NOTE 4 – SUBSEQUENT EVENTS

On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares at $0.35 per share, exercisable for a period of five years.  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 and the second Debenture, in the principal amount of $220,500, was sold for the sum of $210,000.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Results of Operation

For The Three Months Ended June 30, 2014 Compared to The Three Months Ended June 30, 2013.

Our operating expenses decreased to $114,974 during the quarterly period ended June 30, 2014, from $4,371,592 in the year-ago period.  This decrease was driven principally by a decrease in payroll to $51,580 in the June 30, 2014, quarter as compared to $4,311,617 in the year-ago period due to the recognition of a $4,300,000 expense for the issuance of 5,375,000 shares of our common stock as compensation to our majority stockholder as well as directors, executive officers, employees and consultants in the June 30, 2013, quarter.  We had a loss from operations of $114,974 in the three months ended June 30, 2014 compared to a loss from operations of $4,371,592 in the three months ended June 30, 2013.  We had net interest expense of $4,861 in the quarter ended June 30, 2014 and $45,000 for the quarter ended June 30, 2013.

For the three months ended June 30, 2014, our net loss was $119,835, or $0.01 per share, as compared to a net loss of $4,416,592, or $0.57 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $335 as of June 30, 2014.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2014 fiscal year.  Accordingly, on July 2, 2014, which is subsequent to the end of the period covered by this report, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of our common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.

We believe that we will require a total of approximately $2 million in order to begin producing and distributing our cleaning products. We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended June 30, 2014, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None; not applicable.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by J. Lloyd Breedlove, CEO.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Hoelscher, Chief Financial Officer.
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by J. Lloyd Breedlove, CEO and Stephen J. Hoelscher, Chief Financial Officer.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ANPATH GROUP, INC.

Date:	August 14, 2014	By:	/s/J. Lloyd Breedlove
CEO and President

Date:	August 14, 2014	By:	/s/ Stephen J. Hoelscher
Stephen J. Hoelscher, CFO and Secretary