Form 10-Q
period 2014-09-30
Anpath Group, Inc.
filed 2014-11-17
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

November 5, 2014 - Common – 12,801,390

November 5, 2014 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	March 31, 2014
ASSETS

CURRENT ASSETS
Cash	$26,653	$395
Prepaid expenses	14,278	26,885
TOTAL CURRENT ASSETS	40,931	27,280

TOTAL ASSETS	$40,931	$27,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$83,405	$85,415
Derivative liability	335,711	-
Note payable - current portion	5,000	219,254
Debentures , net of discount of $272,636 and $ 0	163,114	-
Advance from stockholder	71,270	71,270
TOTAL CURRENT LIABILITIES	658,500	375,939

TOTAL LIABILITIES	658,500	375,939

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,801,390 and 12,001,390 shares issued and outstanding	1,280	1,200
Additional paid-in capital	5,554,579	5,314,659
Accumulated deficit	(6,173,428)	(5,664,518)
TOTAL STOCKHOLDERS' DEFICIT	(617,569)	(348,659)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,931	$27,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

EXPENSES
Payroll	$22,157	$34,206	$73,337	$4,345,823
Professional fees	266,107	4,593	318,007	44,565
Product development and regulatory	2,682	3,107	5,363	5,545
Directors and officers insurance	3,822	3,934	7,868	7,868
Occupancy and office	82	1,800	2,353	13,636
State and local taxes	-	-	2,896	1,795
Total Expenses	294,850	47,640	409,824	4,419,232

LOSS FROM OPERATIONS	(294,850)	(47,640)	(409,824)	(4,419,232)

OTHER INCOME (EXPENSE)
Interest expense	(145,220)	-	(150,081)	(45,000)
Gain on derivative liability	412,150	-	412,150	-
Loss on debt extinguishment	(361,155)	(80,000)	(361,155)	(80,000)
Total Other Income (Expense)	(94,225)	(80,000)	(99,086)	(125,000)

NET LOSS	$(389,075)	$(127,640)	$(508,910)	$(4,544,232)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)	$(0.04)	$(0.46)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	12,276,800	11,854,923	12,276,800	9,790,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(508,910)	$(4,544,232)
Stock issued for services	240,000	4,300,000
Gain on derivative liability	(412,150)	-
Amortization of debt discount	134,820	45,000
Loss on extinguishment of debt	361,155	80,000
Adjustments to reconcile net loss to net cash used by operations:
(Increase) in prepaid expenses	12,607	(5,257)
Increase (decrease) in accounts payable & accrued expenses	2,010	(7,398)
Net cash used by operating activities	(174,488)	(131,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	200,000
Proceeds from debentures	210,000	-
Payment of note payable	(9,254)
Proceeds from the sale of common stock	-	25,000
Advances from stockholder	-	11,000
Net cash provided by financing activities	200,746	236,000

NET INCREASE (DECREASE) IN CASH	26,258	104,113

CASH - Beginning of period	395	2,042

CASH - End of period	$26,653	$106,155

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES::
Debt discount on conversion option and warrants	$386,706	$-
Conversion of note payable	$-	$25,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND March 31, 2014

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $508,910 and $4,544,232 for the six months ended September 30, 2014 and 2013, respectively. In addition, we have an accumulated deficit of $6,173,428 and a working capital deficit of $617,569 as of September 30, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – DEBENTURES

On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares at $0.35 per share, exercisable for a period of five years.  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 and the second Debenture, in the principal amount of $220,500, was sold for the sum of $210,000.  The company evaluated the first Debenture under the guidance found is ASC 470 and determined that the addition of the conversion option was substantive and as a result the company accounted for the transaction as an extinguishment of debt.  The company recorded the pro-rata fair value of warrants issued as a loss on the extinguishment of debt in the amount of $361,155.

The debentures contained an Original issue discount of $20,750, additionally the conversion option on the debentures had a fair value of  $357,721 and the 2,905,000 debenture warrants had a fair value of $731,118.  The company recorded a discount on the notes $407,456.  The company is amortizing the discount through the maturity date of the note, as of September 30, 2014 the company recorded $134,820 as amortization of debt discount.

NOTE 5 – COMMON STOCK

On July 23, 2014, we issued 400,000 shares of unregistered common stock to Lane Ventures, Inc., a consulting firm, for services rendered in the amount of $120,000.

On July 23, 2014 we also agreed to issue 400,000 shares of unregistered common stock to GreenBlock Capital LLC, a consulting firm, for services rendered in the amount of $120,000. Christopher Spencer, The President and Chairman of the Board is a principal and member of this consulting firm.

NOTE 6 – FAIR VALUE MEASURE AND DERIVATIVE LIABILITIES

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2

Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3

Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative Liabilities	335,711	-	-	335,711

On July 2, 2014, the Company issued debentures that were convertible into shares of common stock. The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the company issued in connection with the debentures 2,905,000 warrants to purchase the company common stock.  The conversion price will be adjusted depending on various circumstances, and as the is no explicit limit to the number of shares to be issued upon settlement they are classified as liabilities under ASC 815.  The conversion option and warrants had a fair value of $1,088,839 of which $386,706 was classified as a debt discount on the debentures and $340,978 was recorded as a day 1 loss on the fair value of the derivative liability as the total discount is capped at the fair value of the debt.  The change in fair value from the grant date to the balance sheet date was recorded as a gain in the income statement of $753,128.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance March 31, 2014	$ -

Additions due to new convertible debt and warrants	1,088,839

Mark to market of debt derivative	(753,128)

Debt derivative as of September 30, 2014	$ 335,711

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 54%, risk free rate of 0.0257% and an expected term of .75 years to 4.75 years.

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

Plan of Operation

Subject to raising a sufficient amount of working capital either through equity offerings, debt offerings or a combination thereof, estimated to be $2 million, the Company, through its wholly-owned subsidiary, ESI, plans to begin producing disinfecting, biocidal, disinfecting and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment.  In furtherance of this goal, on May 14, 2013, we issued to one accredited investor a Secured Promissory Note in the principal amount of $205,000, and in June 3013, a note holder converted $25,000 of his note payable into 31,250 “unregistered” and “restricted” shares of our common stock. In addition, in August, 2013, we sold to an accredited investor a total of 31,250 “unregistered” and “restricted” shares of our common stock at a price of $0.80 per share, for aggregate gross proceeds of $25,000.  On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.   See our Current Report on Form 8-K dated June 27, 2014, and filed with the SEC on July 2, 2014.

We will rely on third party manufacturers to produce our products.  We have not yet entered into any arrangements in this regard.  We will rely on only two manufacturers, Clariant Corporation and Swan Chemical, to supply us with EPA-required PCMX, which is the biocide used in our products.  If either of these manufacturers is unable to supply us with PCMX in the quantities or on the terms that we require, it could have a material adverse effect on our business.  We can provide no assurance that we will be able to obtain EPA-required grade PCMX in the future.

Results of Operation

For The Three Months Ended September 30, 2014 Compared to The Three Months Ended September 30, 2013.

Our operating expenses increased to $294,850 during the quarterly period ended September 30, 2014, from $47,640 in the year-ago period.  This increase was driven principally by an increase in professional fees to $266,107 in the September 30, 2014, quarter as compared to $4,593 in the year-ago period. In the September 30, 2014, quarter we issued 800,000 shares of unregistered common stock to consultants with a value of $240,000. We also paid legal and accounting fees for the preparation of SEC filings and in connection with debenture financing arrangements. Payroll also decreased to $22,157 in the September 30, 2014, quarter as compared to $34,206 in the year-ago period. In the

September 30, 2013, quarter we accrued compensation in accordance with achieving certain financial reporting milestones. In the current quarter our employees agreed to cease compensation payments for September 2014 through December 2014 in exchange for common stock to be issued in January 2015. We had a loss from operations of $294,850 in the three months ended September 30, 2014 compared to a loss from operations of $47,640 in the three months ended September 30, 2013.

For the three months ended September 30, 2014, our net loss was $389,075, or $0.03 per share, as compared to a net loss of $127,640, or $0.01 per share, during the year-ago period.

For The Six Months Ended September 30, 2014 Compared to The Six Months Ended September 30, 2013.

Our operating expenses decreased to $409,824 in the six-month period ended September 30, 2014, from $4,419,232 in the year-ago period.  This decrease was driven principally by a decrease in payroll to $73,337 in the September 30, 2014, quarter as compared to $4,345,823 in the year-ago period due to the recognition of a $4,300,000 expense for the issuance of 5,375,000 shares of our common stock as compensation to our majority stockholder as well as directors, executive officers, employees and consultants in the September 30, 2013, quarter.  Our professional fees also increased to $318,007 in the six months ended September 30, 2014, as compared to $44,565 in the year-ago period. In the September 30, 2014, quarter we issued 800,000 shares of unregistered common stock to consultants with a value of $240,000. We also paid legal and accounting fees for the preparation of SEC filings and in connection with debenture financing arrangements. We had a loss from operations of $409,824 in the six months ended September 30, 2014 compared to a loss from operations of $4,419,232 in the six months ended September 30, 2013.

For the six months ended September 30, 2014, our net loss was $508,910, or $0.04 per share, as compared to a net loss of $4,544,232, or $0.46 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $26,653 as of September 30, 2014.  We believe that this cash on hand will be sufficient to meet our expenses through the end of our 2014 fiscal year.   We believe that we will require a total of approximately $2 million in order to begin producing and distributing our cleaning products. We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 27, 2013, Susan Ladeau filed a Complaint against the Company and ESI in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses collectively totaling approximately $12,000, and the issuance of 40,000 shares of the Company’s common stock.  The case was designated Case No. 13CV 02277.  The Company and ESI dispute Ms. Ladeau’s claims and have filed an answer to the Complaint. Discovery is complete and a hearing is currently scheduled for December 15, 2014.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as indicated below, during the quarterly period ended September 30, 2014, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

On July 23, 2014, the Company’s Board of Directors unanimously resolved to issue:  (i) to Lane Ventures 400,000 “unregistered” and “restricted” shares of its common stock in consideration of consulting services valued at $120,000; and (ii) to GreenBlock Capital, LLC, 400,000 such shares in consideration of services valued at $120,000.  The issuance of such shares was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, in reliance on the representations of Lane Ventures and GreenBlock Capital that each is an “accredited investor” as defined in Rule 501(a) of Regulation D.  GreenBlock Capital is a Florida LLC of which Company director Christopher J. Spencer is the sole manager and sole member.

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

ANPATH GROUP, INC.

Date:	November 17, 2014	By:	/s/J. Lloyd Breedlove
CEO and President

Date:	November 17, 2014	By:	/s/ Stephen J. Hoelscher
Stephen J. Hoelscher, CFO and Secretary