Form 10-Q
period 2014-12-31
Anpath Group, Inc.
filed 2015-02-17
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

January 27, 2015 - Common – 12,801,390

January 27, 2015 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2014	March 31, 2014
ASSETS

CURRENT ASSETS
Cash	$5,795	$395
Prepaid expenses	9,163	26,885
TOTAL CURRENT ASSETS	14,958	27,280

TOTAL ASSETS	$14,958	$27,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,171	$85,415
Derivative liability	163,470	-
Note payable - current portion	5,000	219,254
Debentures , net of discount of $272,636 and $ 0	300,930	-
Advance from stockholder	71,270	71,270
TOTAL CURRENT LIABILITIES	627,841	375,939

TOTAL LIABILITIES	627,841	375,939

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,801,390 and 12,001,390 shares issued and outstanding	1,280	1,200
Additional paid-in capital	5,554,579	5,314,659
Accumulated deficit	(6,168,742)	(5,664,518)
TOTAL STOCKHOLDERS' DEFICIT	(612,883)	(348,659)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,958	$27,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2014		2013		2014		2013

EXPENSES
Payroll	$2,873		$35,224		$76,210		$4,381,047
Professional fees	16,068		8,127		334,075		36,438
Product development and regulatory	5,607		6,393		10,970		11,938
Directors and officers insurance	3,934		3,935		11,802		11,803
Occupancy and office	1,030		1,210		3,383		14,846
State and local taxes	-		-		2,896		1,795
Total Expenses	29,512		54,889		439,336		4,457,867

LOSS FROM OPERATIONS	(29,512)		(54,889)		(439,336)		(4,457,867)

OTHER INCOME (EXPENSE)
Interest expense	(138,043)		-		(288,124)		(45,000)
Gain on derivative liability	172,241		-		584,391		-
Loss on debt extinguishment	-		-		(361,155)		(80,000)
Total Other Income (Expense)	34,198		-		(64,888)		(125,000)

NET INCOME (LOSS)	$4,686		$(54,889)		$(504,224)		$(4,582,867)

BASIC NET LOSS PER SHARE	$(0.00)		$(0.01)		$(0.04)		$(0.44)
DILUTED NET LOSS PER SHARE	$(0.00)	$	n/a	$	n/a	$	n/a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING,
BASIC	12,801,390		11,901,390		12,469,754		10,420,055

DILUTED	13,857,754		11,901,390		12,469,754		10,420,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(504,224)	$(4,582,867)
Adjustments to reconcile net loss to net cash used by operations
Stock issued for services	240,000	4,300,000
Gain on derivative liability	(584,391)	-
Amortization of debt discount	272,636	45,000
Loss on extinguishment of debt	361,155	80,000
Prepaid expenses	17,722	(7,960)
Accounts payable & accrued expenses	1,756	(25,901)
Net cash used by operating activities	(195,346)	(191,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	200,000
Proceeds from debentures	210,000	-
Payment of note payable	(9,254)
Proceeds from the sale of common stock	-	25,000
Advances from stockholder	-	11,000
Net cash provided by financing activities	200,746	236,000

NET CHANGE IN CASH	5,400	44,272

CASH - Beginning of period	395	2,042

CASH - End of period	$5,795	$46,314

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES::
Debt discount on conversion option and warrants	$386,706	$-
Conversion of note payable	$-	$25,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 AND March 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Anpath Group, Inc. (“Anpath” or “the Company”) for the Nine months ended December 31, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2014 Annual Report on Form 10-K.The principal business of Anpath Group, Inc. (hereinafter “the Company”) is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”).

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $504,224 and $4,582,867 for the nine months ended December 31, 2014 and 2013, respectively. In addition, we have an accumulated deficit of $6,168,742 and a working capital deficit of $612,883 as of December 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The debentures contained an Original issue discount of $20,750, additionally the conversion option on the debentures had a fair value of $357,721 and the 2,905,000 debenture warrants had a fair value of $731,118.  The company recorded a discount on the notes $407,456.  The company is amortizing the discount through the maturity date of the note, as of December 31, 2014 the company recorded $272,636 as amortization of debt discount.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative Liabilities	163,470	-	-	163,470

On July 2, 2014, the Company issued debentures that were convertible into shares of common stock. The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the company issued in connection with the debentures 2,905,000 warrants to purchase the company common stock.  The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares to be issued upon settlement they are classified as liabilities under ASC 815.  The conversion option and warrants had a fair value of $1,088,839 of which $386,706 was classified as a debt discount on the debentures and $340,978 was recorded as a day 1 loss on the fair value of the derivative liability as the total discount is capped at the fair value of the debt.  The change in fair value from the grant date to the balance sheet date was recorded as a gain in the income statement of $925,369.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance March 31, 2014	$ -

Additions due to new convertible debt and warrants	1,088,839

Mark to market of debt derivative	(925,369)

Debt derivative as of December 31, 2014	$ 163,470

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

NOTE 7 – STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2014 is presented below:

December 31, 2014
Warrants outstanding at beginning of year	-
Warrants granted	2,905,000
Warrants exercised	-
Warrants canceled	-
Warrants outstanding at end of year	2,905,000

The following table summarizes the information about the stock Warrants as of December 31, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.35	2,905,000	4.50	$.35	2,905,000	$.35

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

Plan of Operation

Subject to raising a sufficient amount of working capital either through equity offerings, debt offerings or a combination thereof, estimated to be $2 million, the Company, through its wholly-owned subsidiary, ESI, plans to begin producing disinfecting, biocidal and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment.  In furtherance of this goal, on May 14, 2013, we issued to one accredited investor a Secured Promissory Note in the principal amount of $205,000, and in June 2013, a note holder converted $25,000 of his note payable into 31,250 “unregistered” and “restricted” shares of our common stock. In addition, in August, 2013, we sold to an accredited investor a total of 31,250 “unregistered” and “restricted” shares of our common stock at a price of $0.80 per share, for aggregate gross proceeds of $25,000.  On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.  See our Current Report on Form 8-K dated June 27, 2014, and filed with the SEC on July 2, 2014.

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

Results of Operation

For The Three Months Ended December 31, 2014 Compared to The Three Months Ended December 31, 2013.

Our operating expenses decreased to $29,512 during the quarterly period ended December 31, 2014, from $54,889 in the year-ago period.  This decrease was driven principally by a decrease in payroll of $32,351 and an increase in professional fees of $7,941in the December quarter as compared to the year-ago period In the prior quarter our employees agreed to cease compensation payments for September 2014 through December 2014 in exchange for common stock to be issued in January 2015.  We also paid legal and accounting fees for the preparation of SEC filings and in connection with debenture financing arrangements. We had a loss from operations of $29,512 in the three months ended December 31, 2014 compared to a loss from operations of $54,889 in the three months ended December 31, 2013.

For the three months ended December 31, 2014, we had net income of $4,686, or $0.00 per share, as compared to a net loss of $54,889, or $0.01 per share, during the year-ago period.

For The Nine Months Ended December 31, 2014 Compared to The Nine Months Ended December 31, 2013.

Our operating expenses decreased to $439,336 in the nine-month period ended December 31, 2014, from $4,457,867 in the year-ago period.  This decrease was driven principally by a decrease in payroll to $76,210 in the nine month period ending December 31, 2014, as compared to $4,381,047 in the year-ago period due to the recognition of a $4,300,000 expense for the issuance of 5,375,000 shares of our common stock as compensation to our majority stockholder as well as directors, executive officers, employees and consultants in the December 31, 2013, quarter.  Our professional fees also increased to $334,075 in the nine months ended December 31, 2014, as compared to $36,438 in the year-ago period. In the December 31, 2014, quarter we issued 800,000 shares of unregistered common stock to consultants with a value of $240,000. We also paid legal and accounting fees for the preparation of SEC filings and in connection with debenture financing arrangements. We had a loss from operations of $439,336 in the nine months ended December 31, 2014 compared to a loss from operations of $4,457,867 in the nine months ended December 31, 2013.

For the nine months ended December 31, 2014, our net loss was $504,224, or $0.04 per share, as compared to a net loss of $4,582,867, or $0.44 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $5,795 as of December 31, 2014.  We believe that this cash on hand will be not be sufficient to meet our expenses through the end of our 2014 fiscal year.   We believe that we will require a total of approximately $2 million in order to begin producing and distributing our cleaning products. We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 27, 2013, Susan Ladeau filed a Complaint against the Company and ESI in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses collectively totaling approximately $12,000, and the issuance of 40,000 shares of the Company’s common stock.  The case was designated Case No. 13CV 02277.  The Company and ESI dispute Ms. Ladeau’s claims and have filed an answer to the Complaint.  Discovery is complete and a pretrial hearing was held in December 2014. We expect a trial date to be set in 2015.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended December 31, 2014, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None; not applicable.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by J. Lloyd Breedlove, Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Hoelscher, Chief Financial Officer.
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by J. Lloyd Breedlove, Chief Executive Officer and Stephen J. Hoelscher, Chief Financial Officer.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ANPATH GROUP, INC.

Date:	February 17, 2015	By:	/s/J. Lloyd Breedlove
Chief Executive Officer and President

Date:	February 17, 2015	By:	/s/ Stephen J. Hoelscher
Stephen J. Hoelscher, Chief Financial Officer and Secretary