Form 10-K
period 2015-03-31
Anpath Group, Inc.
filed 2015-07-14
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2015

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

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

September 30, 2014 - $376,586.  There are approximately 4,707,329 shares of common voting stock of the Registrant beneficially owned by non-affiliates on September 30, 2014.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing bid price of $0.08 per share of the Registrant's common stock on the OTC Bulletin Board.

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

June 24, 2015:  Common – 12,846,390

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

On February 28, 2013, we filed with the Delaware Secretary of State a Certificate of Amendment to effectuate a reverse split of our issued and outstanding shares of common stock in the ratio of one post-split share in exchange for every two pre-split shares of common stock, while retaining the par value of $0.0001 per share, with appropriate adjustments in the additional paid-in capital and stated capital accounts of the Company, and with all fractional shares that would otherwise result from such reverse split being rounded up to the nearest whole share.  Unless indicated otherwise, the foregoing adjustment to our capital stock has been taken into account in all computations herein.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the fiscal years ended March 31, 2015 and 2014, expressed substantial doubt about our ability to continue as a going concern, due to our history of operating losses and our working capital deficiency.  We have an accumulated deficit of $6,250,988 as of March 31, 2015.  See the Index to Financial Statements, Item 8 of this Annual Report.

Copies of our initial Certificate of Incorporation and all amendments and restatements thereto were filed with our Registration Statement on Form 10 as Exhibits 3.1 through 3.4, respectively, and our Amended and Restated Bylaws were filed with such Registration Statement as Exhibit 3.5 and are incorporated herein by reference.  See the Exhibit Index, Item 15 of this Annual Report.

Developments subsequent to our year ended March 31, 2015

On May 14, 2015, our Board of Directors and stockholders owning a majority of our issued and outstanding shares unanimously adopted a resolution to authorize a reverse stock split of all of the outstanding shares of our Common Stock at a ratio of not less than 1-for-2 and not greater than 1-for-7, with the exact ratio to be established at the discretion of the Board (a “Reverse Stock Split”), and granting the Board the discretion to change the Company’s name to comport with such new business, product or industry as the Company may engage in the future, without stockholder approval.  The amendments to our Certificate of Incorporation that will effectuate these matters will be filed and become effective no sooner than June 30, 2015, or a date that is at least 21 days after the date of the mailing of the Company’s Information Statement with respect to these matters.

The Board of Directors shall have the sole discretion to effect the Reverse Stock Split, or not to effect the Reverse Stock Split if they conclude that it is not in the best interest of the stockholders of the Company.  Providing this authority to the Board rather than mere approval of an immediate Reverse Stock Split, as well as the availability of a range of Reverse Stock Split ratios, would give the Board flexibility to react to market conditions and act in the best interests of the Company and our stockholders.

On May 29, 2015, Lloyd J. Breedlove resigned as our President and CEO.  There were no disagreements with Mr. Breedlove on any matter related to the Company’s operations, policies or practices.

Business

Subject to raising a sufficient amount of working capital either through equity offerings, debt offerings or a combination thereof, estimated to be $2 million, the Company, through its wholly-owned subsidiary, ESI, plans to begin producing disinfecting, biocidal, disinfecting and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment.  In furtherance of this goal, on May 14, 2013, we issued to one accredited investor a Secured Promissory Note in the principal amount of $205,000, and in June 3013, a note holder converted $25,000 of his note payable into 31,250 “unregistered” and “restricted” shares of our common stock. In addition, in August 2013, we sold to an accredited investor a total of 31,250 “unregistered” and “restricted” shares of our common stock at a price of $0.80 per share, for aggregate gross proceeds of $25,000.  In addition, on July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share (the “Warrant”). The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.   See the subheading “Recent Sales of Unregistered Securities,” Item 5 of this Report.

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

The Company has developed and has trade secret rights and patents pending to what it believes to be a unique and proprietary chemical emulsion biocide technology platform. Subject to the receipt of sufficient working capital either through equity offerings, debt offerings or a combination thereof, estimated at $2 million, Anpath plans to begin producing biocidal, disinfecting and cleaning products that it believes will help prevent the spread of infectious microorganisms while offering a favorable profile for health and environmental effects.

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

•

Minimal Skin, Eye, Pulmonary, Oral or Dermal Irritation

•

Patents pending and trade secret manufacturing processes offer barrier to competition

•

Non-corrosive — As a demonstration of potential surface compatibility, previous ESI products are included in the Boeing Qualified Products List (QPL) and conform with AMS-1452A, 1453 & D6-7127 Aircraft Corrosion Specifications, which relate to a broad series of testing protocols and recommended acceptance criteria in the aerospace industry for non-corrosion and materials compatibility

•

Clean/sanitize/disinfect/microbial control/treat while minimizing the harmful effects to people, animals, surfaces and the environment

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

Research and Development Costs During the Last Two Fiscal Years

During the fiscal years ended March 31, 2015, and 2014, we incurred product development and regulatory costs totaling $10,970 and $12,879, respectively.

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

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have no full-time employees and three part-time employees, including our executive officers.

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

To date Anpath and ESI have had significant operating losses, an accumulated deficit and have had limited revenues and they do not expect to be profitable for at least the foreseeable future, and Anpath and ESI cannot predict when they  might become profitable, if ever

Anpath and ESI have been operating at a loss each year since the Company’s and ESI’s inception, and the Company and ESI expects to continue to incur losses for the next 12 to 18 months.  Historically, ESI has had limited revenues.  We had no revenues in the years ended March 31, 2015 and 2014. Further, ESI may not be able to generate significant revenues in the future.  We realized a loss of $496,742 in fiscal 2015.  ESI will need to generate significant revenues in order to achieve and maintain profitability.  ESI may not be able to generate sufficient revenue to pay the advances made by the Company or achieve profitability in the future.  Even if the Company and ESI do achieve profitability, they may not be able to sustain or increase it.  If ESI is not able to generate revenues sufficient to fund ESI’s operations through product sales or if the Company is not able to raise sufficient funds through investments by third parties, it could result in the Company’s and ESI’s inability to continue as a going concern and, as a result, the Company’s Investors could lose their entire investment.

Our financial statements contain an “auditor’s ‘going concern’ opinion”

The Independent Auditor’s Report issued in connection with our audited financial statements for the fiscal years ended March 31, 2015 and 2014, expressed substantial doubt about our ability to continue as a going concern, due to our history of operating losses and our working capital deficiency.  As of March 31, 2015, our accumulated deficit totaled $6,250,988.  See the Index to Financial Statements, Item 8 of this Annual Report.

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

Arthur R. Batson beneficially owns 6,718,535 shares of our common stock, representing approximately 52% of our outstanding shares.  As a result of his majority interest, Mr. Batson can elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders.  Mr. Batson’s voting control also gives him the ability to authorize change in control transactions, amendments to our Articles of Incorporation, and other matters that may not be in the best interest of our minority stockholders.  In this regard, Mr. Batson has absolute control over our management and affairs.  See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The securities of public companies can experience extreme price and volume fluctuations, which can be unrelated or out of proportion to the operating performance of such companies. We expect our common stock price will be subject to similar volatility. Any negative change in the public's perception of the prospects of our company or companies in our market could also depress our common stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

*	regulatory actions;
*	variations in our operating results;
*	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;
*	recruitment or departure of key personnel;
*	litigation, legislation, regulation or technological developments that adversely affect our business;
*	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and
*	market conditions in our industry, the industries of our customers and the economy as a whole.

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

ITEM 2:  PROPERTIES

Anpath conducts its business from the office of its CFO, Stephen J. Hoelscher, rent free.  This office space consists of approximately 2,500 square feet located at 515 Congress Ave., Suite 1400, Austin Texas.  The address on our website, 5575 S. Semoran Blvd., Suite 5012, Orlando Florida  32822, is the office address of our majority stockholder, Arthur R. Batson, and our telephone number, 407-373-6925, is Mr. Batson’s office address.  These are the address and telephone number to which inquiries about our products are made.

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

On April 10, 2015, which is subsequent to the end of the period covered by this Report, the Superior Court of the County of Iredell, North Carolina, in the case designated Case No. 13CV 02277, entered judgment in favor of plaintiff Susan Ladeau in the sum of $29,634, together with interest at the rate of 8% on that sum, compounded annually until paid in full.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of our 2014 and 2015 fiscal years.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC”, formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock commenced on August 25, 2011.

Period	High	Low

April 1, 2013 through June 30,2013	$2.00	$0.55
July 1, 2013 through September 30, 2013	$1.08	$0.60
October 1, 2013 through December 31, 2013	$0.659	$0.35
January 1, 2014 through March 31, 2014	$0.35	$0.30
April 1, 2014 through June 30,2014	$0.30	$0.25
July 1, 2014 through September 30, 2014	$0.22	$0.08
October 1, 2014 through December 31, 2014	$0.09	$0.055
January 1, 2015 through March 31, 2015	$0.08	$0.0112

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

Manner of sale requirements for equity securities, and Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 74. This figure does not include an indeterminate number of beneficial owners who may hold their shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

To whom	Date	Number of shares	Consideration

One accredited investor	7-2-14	(1)	(1)

(1)  On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.   See our Current Report on Form 8-K dated June 27, 2014, and filed with the SEC on July 2, 2014

We issued all of these securities to persons who were “accredited investors” as that term is defined in  Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us prior to the offer and sale of these securities. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Sales to “accredited investors” are preempted from state regulation.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2015, through January 31, 2015	-0-	-0-	-0-	-0-
Month #2 February 1, 2015, through February 28, 2015	-0-	-0-	-0-	-0-
Month #3 March 1, 2015, through March 31, 2015	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Liquidity

Cash on hand totaled $104 at March 31, 2015, a decrease of $291 from cash on hand of $395 at March 31, 2014.  In order to proceed with our business plan, we will be required to raise substantial additional funds through debt and/or equity financings.

Results of Operations

Fiscal Year Ended March 31, 2015, Compared to Fiscal Year Ended March 31, 2014.

During the fiscal year ended March 31, 2015 and 2014, Anpath recorded no revenues.  Cost of sales during these periods were $0 and $0, respectively.

Anpath recorded total expenses of $480,588 in fiscal 2015, a decrease of $4,058,423, from our total expenses of $4,539,011 for the fiscal year ended March 31, 2014.  Payroll decreased to $92,475 in 2015, from $4,420,453 in the prior year.  In addition, professional fees increased to $345,552 from $89,329 in the prior year. Product development and regulatory expenses decreased to $10,970 from $12,879; directors’ and officers’ insurance increased to $24,191 from $12,093; office expense increased to $4,505 from $2,462; and taxes increased to $2,895, from $1,795.  We had interest expense of $438,470 in 2015 compared to $47,484 in 2014, gain on derivative liability of 693,743 in 2015 compared to $0 in 2014, and loss on debt extinguishment of $361,155 for the year ended March 31, 2015 compared to $160,000 for the year ended March 31, 2014.

Anpath incurred a net loss of $586,470 or $0.05 per share, in fiscal 2015, as compared to net loss of $4,746,495, or $0.44 per share, in fiscal 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements of any kind.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Anpath Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Anpath Group, Inc. and subsidiary (collectively, the “Company”)  as of March 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anpath Group, Inc. and subsidiary as of March 31, 2015 and 2014 and the results of  their operations and  their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

July 14, 2015

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$104	$395
Prepaid expenses	22,456	26,885
TOTAL CURRENT ASSETS	22,560	27,280

TOTAL ASSETS	$22,560	$27,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,211	$85,415
Note payable	452,529	219,254
Advance from stockholder	86,803	71,270
Derivative Liabilities	54,118	-
TOTAL CURRENT LIABILITIES	694,661	375,939

TOTAL LIABILITIES	694,661	375,939

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,846,390 and 12,801,390 shares issued and outstanding	1,285	1,200
Additional paid-in capital	5,577,602	5,314,659
Accumulated deficit	(6,250,988)	(5,664,518)
TOTAL STOCKHOLDERS' DEFICIT	(672,101)	(348,659)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,560	$27,280

The accompanying notes are an integral part of these audited financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2015	2014

EXPENSES
Payroll	$92,475	$4,420,453
Professional fees	345,552	89,329
Product development and regulatory	10,970	12,879
Directors and officers insurance	24,191	12,093
Occupancy and office	4,505	2,462
State and local taxes	2,895	1,795
Total Expenses	480,588	4,539,011

LOSS FROM OPERATIONS	(480,588)	(4,539,011)

OTHER INCOME (EXPENSE)
Interest expense	(438,470)	(47,484)
Gain on derivative liability	693,743	-
Loss on debt extinguishment	(361,155)	(160,000)
Total Other Income (Expense)	(105,882)	(207,484)

LOSS BEFORE TAXES	(586,470)	(4,746,495)

INCOME TAX EXPENSE	-	-

NET LOSS	$(586,470)	$(4,746,495)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.44)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	12,562,500	10,890,517

The accompanying notes are an integral part of these audited financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-in	Accumulated		Stockholders'
	Shares	Amount	Capital	(Deficit)		Equity (Deficit)

Balance, March 31, 2013	6,313,890	$631	$765,228	$(918,023)		$(152,164)

Common stock issued for cash at $.80 per share	62,500	6	49,994	-		50,000

Common stock issued for services	5,375,000	538	4,299,462	-		4,300,000

Common stock issued with debt	250,000	25	199,975	-		200,000

Net loss for the year ended March 31, 2014	-	-	-	(4,746,495)		(4,746,495)

Balance, March 31, 2014	12,001,390	$1,200	$5,314,659	$(5,664,518)		$(348,659)

Common stock issued for services	845,000	85	242,615		-	242,700

Forgiveness of related party liabilities			20,328			20,328

Net loss for the year ended March 31, 2015	-	-	-	(586,470)		(586,470)

Balance, March 31, 2015	12,846,390	$1,285	$5,577,602	$(6,250,988)		$(672,101)

The accompanying notes are an integral part of these audited financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(586,470)	$(4,746,495)
Stock issued for services	242,700	4,300,000
Gain on derivative security	(693,743)	-
Forgiveness of related party liabilities	20,238
Loss on extinguishment of debt	361,155	160,000
Amortization of debt discount	407,456	45,000
Adjustments to reconcile net loss to net cash used by operations:

Decrease (increase) in prepaid expenses	31,611	(1,393)
Increase (decrease) in accounts payable & accrued expenses	15,796	(4,013)
Net cash used in operating activities	(201,167)	(246,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	210,000	213,881
Payments on notes payable	(24,657)	(4,627)
Proceeds from the sale of common stock	-	25,000
Advances from stockholder	15,533	11,000
Net cash provided by financing activities	200,876	245,254

NET INCREASE (DECREASE) IN CASH	(291)	(1,647)

CASH - Beginning of period	395	2,042

CASH - End of period	$104	$395

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$832	$114
Income taxes	-	-
Discount On debentures	386,706	-
Purchase of prepaid insurance with note payable	27,182	-

The accompanying notes are an integral part of these audited financial statements.

ANPATH GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews all accounts receivable balances that are considered delinquent and, based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience. Allowance for doubtful accounts amounted to $-0- and $-0- at March 31, 2015 and 2014, respectively.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by using the weighted average number of shares outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended March 31, 2015 and 2014, there were no potentially dilutive securities.

Derivatives

Derivatives are recognized initially at fair value; any directly attributable transaction costs are recognized in profit or loss as they are incurred. Subsequent to initial recognition, derivatives are measured at fair value, and changes are therein generally recognized in profit or loss.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $586,470 and $4,746,495 for the years ended March 31, 2015 and 2014, respectively. In addition, we have an accumulated deficit of $6,250,988 and a working capital deficit of $717,221 as of March 31, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 – INCOME TAXES

At March 31, 2015 and 2014, the Company had net deferred tax assets of approximately $553,000 and $436,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2015 and 2014. At March 31, 2015, the Company has net operating loss carry forwards totaling approximately $1,626,000 which will begin to expire in 2023.

Income tax provision (benefit) for the years ended March 31, 2015 and 2014 is summarized below:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(553,000)	(436,000)
State	-	-
Total deferred	(553,000)	(436,000)
Increase in valuation allowance	553,000	436,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2015	2014
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	-%	-%
Effect of net operating loss	(34.0%)	(34.0%)
	-%	-%

Components of the net deferred income tax assets at March 31, 2015 and 2014 were as follows:

	2015	2014
Net operating loss carryover	$1,626,000	$1,282,000
Valuation allowance	(1,626,000)	(1,282,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $553,000 and $436,000 allowance at March 31, 2015 and 2014, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $117,000.

As of March 31, 2015, we have a net operating loss carry forward of approximately $553,000. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2032	$78,540
2033	$823,267
2034	$380,193
2035	$344,000

As of March 31, 2015 we did not have any significant unrecognized uncertain tax positions.

NOTE 5 – NOTES PAYABLE AND DEBENTURES

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

The debentures contained an Original issue discount of $20,750, additionally the conversion option on the debentures had a fair value of $357,721 and the 2,905,000 debenture warrants had a fair value of $731,118.  The company recorded a discount on the notes $407,456.  The company is amortizing the discount through the maturity date of the note, as of March 31, 2015the company recorded $407,456 as amortization of debt discount.

In September 2012, the Company borrowed $30,000 from an individual. In June 2013, the individual converted $25,000 of this note into 31,250 shares. The remaining $5,000 note payable is payable on demand and does not have an interest rate.

In June 2013, the Company borrowed $200,000 from Alpha Capital Anstalt. The $205,000 note was issued at a discount of $5,000, bears no additional interest rate and originally matured on September 14, 2013.  The note has been extended to mature on June 30, 2014. The Company amortized the discount to the maturity of the note in September 2013. In connection with the borrowing, the Company issued 50,000 shares with a fair value of $40,000 which was recorded as a discount on the note and also amortized through the maturity date. In July 2013, the note was extended with issuance of an additional 100,000 shares with a fair value of $80,000. Additionally, in January 2014, the note was extended to June 30, 2014 with the issuance of an additional 100,000 shares with a fair value of $80,000. The company evaluated the modifications under ASC 470-50 and determined that the transaction resulted in a substantial modification and accounted for the transaction as an extinguishment.  The fair value of $160,000 was recorded as a loss on extinguishment of debt

In January 2015, the Company entered into a finance agreement for the purchase of Directors’ and Officers’ insurance. The Company borrowed $17,669 with an interest rate of 5.29% and three quarterly payments of $6,020 each. The balance due at March 31, 2015 was $11,779.`

NOTE 6 – FAIR VALUE MEASURE AND DERIVATIVE LIABILITIES

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative Liabilities	54,118	-	-	54,118

On July 2, 2014, the Company issued debentures that were convertible into shares of common stock. The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the company issued in connection with the debentures 2,905,000 warrants to purchase the company common stock.  The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares of be issued upon settlement they are classified as liabilities under ASC 815.  The conversion option and warrants had a fair value of $1,088,839 of which $386,706 was classified as a debt discount on the debentures and $340,978 was recorded as a day 1 loss on the fair value of the derivative liability as the total discount is capped at the fair value of the debt.  The change in fair value from the grant date to the balance sheet date was recorded as a gain on the income statement of $693,743.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance March 31, 2014	$ -

Additions due to new convertible debt and warrants	1,088,839

Mark to market of debt derivative	(1,034,721)

Debt derivative as of March 31, 2015	$ 54,118

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

NOTE 7 - PREFERRED STOCK AND COMMON STOCK

Preferred Stock

As of March 31, 2015 and 2014, no preferred stock has been issued by the Company.

Common Stock

On July 23, 2014, we issued 400,000 shares of unregistered common stock to Lane Ventures, Inc., a consulting firm, for services rendered in the amount of $120,000.

On July 23, 2014 we also agreed to issue 400,000 shares of unregistered common stock to GreenBlock Capital LLC, a consulting firm, for services rendered in the amount of $120,000. Christopher Spencer, is a principal and member of this consulting firm.

On January 1, 2015, we issued 28,000 shares of unregistered common to two employees and 17,000 of unregistered common shares to our CFO for compensation in the amount of $2,700.

Warrants

The following is a summary of all outstanding warrants as of March 31, 2015:

	Number of warrants	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with issuance of debentures	2,905,00	0.35	4.25	$731,118

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2015 and 2014 a stockholder controlling 52.3% of the outstanding common stock had advances to the Company totaling $71,270.

During the year ended March 31, 2015 the Chairman of the Board of Directors, made advances to the Company totaling $15,533.

The balance of all advances from related parties at March 31, 2015 and 2014 was $86,803 and $71,270.

NOTE 9 – SUBSEQUENT EVENTS

Reverse Split Authorized:

Our Board and the Majority Stockholders have unanimously adopted a resolution to authorize a reverse stock split of all of the outstanding shares of our Common Stock at a ratio of not less than 1-for-2 and not greater than 1-for-7, with the exact ratio to be established at the discretion of the Board (a “Reverse Stock Split”), and granting the Board the discretion to file a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

The Board of Directors shall have the sole discretion to effect the Reverse Stock Split, or not to effect the Reverse Stock Split if they conclude that it is not in the best interest of the stockholders of the Company.  Providing this authority to the Board rather than mere approval of an immediate Reverse Stock Split, as well as the availability of a range of Reverse Stock Split ratios, would give the Board flexibility to react to market conditions and act in the best interests of the Company and our stockholders.  The Company believes that giving the Board the authority, but not the mandate, to execute the Reverse Stock Split will provide it with the flexibility to implement the Reverse Stock Split, if it does at all, in a ratio and at a time that it believes would be advantageous for the Company and its stockholders. In determining which Reverse Stock Split ratio to implement, the Board may consider, among other things, factors such as:

•

the requirements of a future acquisition or other extraordinary event;

•

The initial listing requirements of various stock exchanges;

•

the previous approval by our shareholders to grant the Board authority to effect a Reverse Stock Split;

•

the historical trading price and trading volume of our Common Stock;

•

the number of shares of our Common Stock outstanding;

•

the then-prevailing trading price and trading volume of our Common Stock and the anticipated impact of the Reverse Stock Split on the trading market for our Common Stock;

•

the likely effect on the market price of our Common Stock; and

•

prevailing general market and economic conditions.

If the Board determines to effect the Reverse Stock Split, the Company would file with the Delaware Secretary of State an Amendment to our Amended and Restated Certificate of Incorporation. The Company would also obtain a new CUSIP number for the Common Stock at the time of the Reverse Stock Split. The Company must provide the Financial Industry Regulatory Authority with at least ten (10) calendar days’ advance notice of the record date of

theReverse Stock Split in compliance with Rule 10b-17 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Resignation of President:

On May 29, 2015, J. Lloyd Breedlove resigned as President and CEO of Anpath Group, Inc., a Delaware corporation (the “Company”).  Mr. Breedlove’s resignation was not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

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

During the evaluation of disclosure controls and procedures as of March 31, 2015, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures.  As a result of the material weakness identified, management concluded that Anpath’s disclosure controls and procedures were ineffective.

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

Anpath’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, Anpath management has concluded that, as of March 31, 2015, Anpath’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarterly period ended March 31, 2015, that materially affected, or are reasonably likely to affect, Anpath’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Subsequent to the date of this report we had these corporate actions.

Reverse Split Authorized:

Our Board and the holder of a majority of our issued and outstanding shares of common stock have unanimously adopted a resolution to authorize a reverse stock split of all of the outstanding shares of our Common Stock at a ratio of not less than 1-for-2 and not greater than 1-for-7, with the exact ratio to be established at the discretion of the Board (a “Reverse Stock Split”), and granting the Board the discretion to file a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the Reverse Stock Split and to change our name to a name that the Board of Directors may deem to be suitable in the future.

The Board of Directors shall have the sole discretion to effect the Reverse Stock Split, or not to effect the Reverse Stock Split if they conclude that it is not in the best interest of the stockholders of the Company.  If the Board determines to effect the Reverse Stock Split, the Company would file with the Delaware Secretary of State an Amendment to our Amended and Restated Certificate of Incorporation. The Company would also obtain a new CUSIP number for the Common Stock at the time of the Reverse Stock Split. The Company must provide the Financial Industry Regulatory Authority with at least ten (10) calendar days’ advance notice of the record date of the

Reverse Stock Split in compliance with Rule 10b-17 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Resignation of President:

On May 29, 2015, J. Lloyd Breedlove resigned as President and CEO of Anpath Group, Inc., a Delaware corporation (the “Company”).  Mr. Breedlove’s resignation was not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

Election of New President:

On July 9, 2015, the Company’s Board of Directors unanimously resolved to elect Arthur R. Batson to serve as our Chief Executive Officer and President until the next annual meeting of the Board of Directors or his prior resignation or termination.  Mr. Batson accepted his election on the same date.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
James Lloyd Breedlove	Former President Former CEO	2/26/2013 2/26/2013	5/29/2015 5/29/2015
Arthur R. Batson	President CEO	7/9/2015 7/9/2015	* *
Stephen J. Hoelscher	CFO Secretary	1/10/2006 1/10/2006	* *
Christopher J. Spencer	Director	2/16/2013	*
William J. Robbins	Director	2/16/2013	*

*These persons presently serve in the capacities indicated.

Business Experience

Arthur R. Batson

Arthur R Batson, age 55, has over 30 years of proven management in highly competitive markets. Out of his 30 years of management experience , 25 years has been with an emphasis in marketing, sales and consulting  for small to medium size companies. Mr Batson’s background spans from bringing companies to meet audit standards, profitability and working with the investment community. Additionally, his background includes new product introductions, operating experience and business development.

Stephen Hoelscher

Mr. Hoelscher is 56 years of age and has been our Chief Financial Officer and Secretary since January 10,  2006. Mr. Hoelscher is a Certified Public Accountant and has 33 years of accounting and auditing experience. Mr. Hoelscher is a five percent owner of, and also the CFO for, Mastodon Ventures, Inc., a financial consulting business in Austin, Texas, a position that he has held since 2000.  Since May, 2004, Mr. Hoelscher has also served as the Chief Financial Officer of EnXnet, Inc, a Tulsa, Oklahoma based publicly traded technology company, and he has provided accounting consulting services to EnXnet since January 2001. Mr. Hoelscher will continue to provide limited consultation to Mastodon and will continue to consult with EnXnet but will devote such time as necessary to the performance of his duties to us. From 1997 to 2000, Mr. Hoelscher was the Controller for Aperian, Inc. an Austin, Texas based publicly traded company. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Christopher J. Spencer

Mr. Spencer is 46 years of age and has served as a director since February 16, 2013.  He has also served as Chief Executive Officer, President and a director of FAB Universal Corp., a Colorado corporation (“FAB”), since February 7, 2001, and as Chief Executive Officer and a director of Future Healthcare of America, a Wyoming corporation (“FHA”) ,since its inception in June, 2012.  FHA is a former wholly-owned subsidiary of FAB that was spun off to FAB’s stockholders in 2012.  Both FAB and FHA have common stock that is registered with the SEC under Section 12(g) of the Exchange Act.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  From 1992 to 1994, Mr. Spencer worked for Lotto USA, Inc., a Pennsylvania computer networking company, where he was founder and Chief Executive Officer.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.  Mr. Spencer’s experience as a director and executive officer of issuers with securities registered under Section 12(g) of the Exchange Act, and his experience with fund raising for such entities, led our majority stockholder, Arthur Batson, to conclude that Mr. Spencer should serve as a director of the Company in light of our business and structure.

Dr. William Jay Robbins, M.D., F.A.C.P., A.A.H.I.V.S.

Dr. Robbins is 62 years of age and has served as a director of the Company since February 16, 2013.  His background includes a history of active involvement with infectious disease care, specifically with HIV treatment and immunology. Currently, he is a member of the National Board of Directors at the American Academy of HIV Medicine. In 2000, he founded his current practice, Infectious Disease of Central Florida in Orlando, Florida. Dr. Robbins is a member of the National Medical Advisory Board of Aguron Corporation, and is the Florida Chapter President at the American Academy of HIV Medicine.

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

Directorships

Director Christopher J. Spencer is also a director of FAB Universal Corp., a Colorado corporation, and Future Healthcare of America, a Wyoming corporation, both of which have securities registered pursuant to Section 12 of the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during the fiscal year ended March 31, 2015.

Code of Ethics

The Company has adopted a code of ethics that applies it its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  The text of our code of ethics is posted on our web site (www.anpathgroup.com)

Corporate Governance

Nominating Committee

During the annual period ended March 31, 2015, there were no changes in the procedures by which security holders may recommend nominees to Anpath’s Board of Directors, and Anpath does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Anpath does not have an Audit Committee, and it is not required to have an Audit Committee; Anpath does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
James Lloyd Breedlove, CEO and President	3/31/15 3/31/14 3/31/13	$0 $0 $0	$0 $0 $0	$0 $160,000(1) $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $160,000 $0
Stephen Hoelscher, CFO	3/31/15 3/31/14 3/31/13	$38,625 $31,875 $1,500	$0 $0 $0	$1,020 $100,000(3) $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$39,645 $131,875 $1,500

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

(2)  On June 14, 2015, which is subsequent to the end of the period covered by this report, our Board of Directors resolved to issue to Mr. Hoelscher 17,000 “unregistered” and “restricted” shares of common stock, valued at $.06 per share as compensation for services rendered for the period September 30, 2014, through December 31, 2014.  These shares were valued at the grant date fair value.  In issuing these shares, we took into account the amount of time that Mr. Hoelscher has devoted to the Company’s affairs; the fact that these shares are “unregistered” and “restricted” and may not be sold absent registration under the Securities Act of 1933, as amended, or an available exemption therefrom; and the fact that we have not been able to pay Mr.  Hoelscher any cash compensation for his services.

(3)  Mr. Hoelscher received 125,000 “unregistered” and “restricted” shares of common stock, valued at $0.80 per share (the price of the most recent public trading price of our common stock), as compensation on June 7, 2013.  These shares were valued at the grant date fair value.  In issuing these shares, we took into account the amount of time that Mr. Hoelscher has devoted to the Company’s affairs; the fact that these shares are “unregistered” and “restricted” and may not be sold absent registration under the Securities Act of 1933, as amended, or an available exemption therefrom; and the fact that we have not been able to pay Mr.  Hoelscher any cash compensation for his services.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Lloyd Breedlove, CEO and President	None	None	None	None	None	None	None	None	None
Stephen Hoelscher, CFO	None	None	None	None	None	None	None	None	None
Chris Spencer, Director	None	None	None	None	None	None	None	None	None
William J. Robbins, Director	None	None	None	None	None	None	None	None	None

Compensation of Directors

DIRECTOR COMPENSATION

The following table contains disclosure concerning the compensation of the Company’s directors for its fiscal year ended March 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Christopher J. Spencer, Director	None	None	None	None	None	None	None
William J. Robbins, Director	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of the date of this Annual Report, respectively based upon 12,846,390 shares being outstanding:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Arthur R. Batson 646 N. Hillside Ave. Orlando, FL 32803	3,083,722	52.3%*
Common Stock	Arthur Douglas & Associates, Inc. 646 N. Hillside Ave. Orlando, FL 32803	3,634,813	52.3%*
Common Stock	Christopher J. Spencer 515 Congress Ave., #1400 Austin, TX 78701	900,000	7.0%
Total		7,618,535	59.3%

*  Because Mr. Batson is CEO of Arthur Douglas & Associates, Inc., the holdings of Mr. Batson and Arthur Douglas & Associates have been aggregated for purposes of calculating this figure.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report, based upon 12,846,390 shares being outstanding:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Arthur R. Batson 646 N. Hillside Ave. Orlando, FL 32803	3,083,722	52.3%*
Common Stock	Arthur Douglas & Associates, Inc. 646 N. Hillside Ave. Orlando, FL 32803	3,634,813	52.3%*
Common Stock	Stephen J. Hoelscher 515 Congress Ave., #1400 Austin, TX 78701	150,111	1.2%
Common Stock	Christopher J. Spencer 515 Congress Ave., #1400 Austin, TX 78701	900,000	7.0%
Common Stock	William J. Robbins 515 Congress Ave., #1400 Austin, TX 78701	100,000	0.8%
Total (three persons)		7,868,646	61.3%

*  Because Mr. Batson is CEO of Arthur Douglas & Associates, Inc., the holdings of Mr. Batson and Arthur Douglas & Associates have been aggregated for purposes of calculating this figure.

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

At March 31, 2015 and 2014 a stockholder controlling 52.3% of the outstanding common stock had advances to the Company totaling $71,270.

During the year ended March 31, 2015 the Chairman of the Board of Directors, made advances to the Company totaling $15,533.

The balance of all advances from related parties at March 31, 2015 and 2014 was $86,804 and $71,270.

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

Director Independence

As of March 31, 2015, both of our directors, William J. Robbins and Christopher J. Spencer, were independent directors as that term is defined under NYSE Amex’s Company Guide Section 803. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended March 31, 2015, and 2014:

Fee category	2015	2014

Audit fees	$32,325	$26,095
Audit-related fees	$-0-	$-0-
Tax fees	$-0-	$-0-
All other fees	$-0-	$-0-

Total fees	$32,325	$26,095

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended March 31, 2015, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description

Exhibit 31.1 Certification of Arthur R. Batson, the Company’s CEO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

ANPATH GROUP, INC.

Date:	July 14, 2015	By:	/s/ Arthur R. Batson
Arthur R. Batson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ANPATH GROUP, INC.

Date:	July 14, 2015	By:	/s/ Arthur R. Batson
Arthur R. Batson
Chief Executive Officer and President

Date:	July 14, 2015	By:	/s/Stephen J. Hoelscher
Stephen J. Hoelscher
Chief Financial Officer, Secretary

Date:	July 14, 2015	By:	/s/Christopher J. Spencer
Christopher J. Spencer
Director

Date:	July 14, 2015	By:	/s/William J. Robbins
William J. Robbins
Director