Form 10-Q
period 2015-06-30
Anpath Group, Inc.
filed 2015-08-05
CIK 1310527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

July 22, 2015 - Common – 1,835,199

July 22, 2015 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash	$-	$104
Prepaid expenses	14,350	22,456
TOTAL CURRENT ASSETS	14,350	22,560

TOTAL ASSETS	$14,350	$22,560

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,627	$71,482
Note payable	446,640	452,529
Advance from stockholder	102,823	86,803
Derivative Liabilities	561,254	54,118
TOTAL CURRENT LIABILITIES	1,205,344	664,932

TOTAL LIABILITIES	1,205,344	664,932

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,835,199and 1,835,199shares issued and outstanding	183	183
Additional paid-in capital	5,578,704	5,578,704
Accumulated deficit	(6,769,881)	(6,221,259)
TOTAL STOCKHOLDERS' DEFICIT	(1,190,994)	(642,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,350	$22,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2015	2014

EXPENSES
Payroll	$3,080	$51,180
Professional fees	29,305	51,900
Product development and regulatory	-	2,681
Directors and officers insurance	8,107	4,046
Occupancy and office	278	2,271
State and local taxes	474	2,896
Total Expenses	41,244	114,974

LOSS FROM OPERATIONS	(41,244)	(114,974)

OTHER INCOME (EXPENSE)
Interest expense	(242)	(4,861)
Loss on derivative liability	(507,136)	-
Total Other Income (Expense)	(507,378)	(4,861)

LOSS BEFORE TAXES	(548,622)	(119,835)

INCOME TAX EXPENSE	-	-

NET LOSS	$(548,622)	$(119,835)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.30)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,835,199	1,714,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(548,622)	$(119,835)
Loss on derivative security	(507,136)	-
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in prepaid expenses	8,106	6,616
Increase (decrease) in accounts payable & accrued expenses	23,145	113,159
Net cash used in operating activities	(10,235)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(5,889)	-
Proceeds from the sale of common stock	-	-
Advances from stockholder	16,020	-
Net cash provided by financing activities	10,131	-

NET INCREASE (DECREASE) IN CASH	(104)	(60)

CASH - Beginning of period	104	395

CASH - End of period	$-	$335

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$112	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 AND March 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Anpath Group, Inc. (“Anpath” or “the Company”) for the three months ended June 30, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2015 Annual Report on Form 10-K.The principal business of Anpath Group, Inc. (hereinafter “the Company”) is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”).

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $548,622 and $119,835 for the three months ended June 30, 2015 and 2014, respectively. In addition, we have an accumulated deficit of $6,769,881 and a working capital deficit of $1,190,994 as of June 30, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – FAIR VALUE MEASURE AND DERIVATIVE LIABILITIES

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative Liabilities	$561,254	-	-	$561,254

On July 2, 2014, the Company issued debentures that were convertible into shares of common stock. The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the company issued in connection with the debentures 2,905,000 warrants to purchase the company common stock.  The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares to be issued upon settlement they are classified as liabilities under ASC 815.  The conversion option and warrants had a fair value of $1,088,839 of which $386,706 was classified as a debt discount on the debentures and $340,978 was recorded as a day 1 loss on the fair value of the derivative liability as the total discount is capped at the fair value of the debt.  The change in fair value from the grant date to the year ended March 31, 2015 was recorded as a gain in the income statement $693,743 The change in fair value for the three months ended June 30, 2015 was recorded as a loss in the income statement of $507,136.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value

Beginning balance March 31, 2015	$ 54,118

Additions due to new convertible debt and warrants	-

Mark to market of debt derivative	(507,136)

Debt derivative as of June 30, 2015	$ 561,254

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 363 to 442%, risk free rate of 0.0257% and an expected term of .75 years to 4.50 years.

NOTE 4 – STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of June 30, 2015 is presented below:

June 30, 2015
Warrants outstanding at beginning of year	2,905,000
Warrants granted	-
Warrants exercised	-
Warrants canceled	-
Warrants outstanding at end of year	2,905,000

The following table summarizes the information about the stock Warrants as of June 30, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.35	2,905,000	4.00	$.35	2,905,000	$.35

NOTE 4 – CORRECTION OF PRIOR PERIOD ACCOUNTING ERROR

The Company has corrected an over-accrual of interest expense and of a current liability for the period ending March 31, 2015 in the amount of $29,729.

The over-accrual of interest expense and the current liability in the previous year's financial statements represents a prior period accounting error which must be accounted for retrospectively in the financial statements. Consequently, the Company shall adjust all comparative amounts presented in the current period's financial statements affected by the accounting error.

The following are extracts from the Company’s most recent financial statements before and after the application of the correction:

March 31, 2015
	As Corrected	As Previously Reported
Consolidated Balance Sheet
Current Liabilities
Accounts payable and accrued expenses	$ 71,482	$ 101,211
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Accumulated (deficit)	$ (6,221,259)	$ (6,250,988)
Consolidated Statement of Operations
Other Income (Expense)
Interest expense	$ 408,741	$ 438,470

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2015 and March 31, 2015 a stockholder controlling 52.3% of the outstanding common stock had advances to the Company totaling $71,270.

During the three months ended June 30, 2015 the Chairman of the Board of Directors, made advances to the Company totaling $31,553.

The balance of all advances from related parties at June 30, 2015 and March 31, 2015 was $102,823 and $86,803.

NOTE 6 – SUBSEQUENT EVENTS

On July 22, 2015, the Board of Directors authorized that the Company effectuate a reverse split of its issued and outstanding Common Stock in the ratio of one (1) post-split share of Common Stock for every seven (7) shares of pre-split Common Stock, while retaining the current par value of $0.0001 per share, with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company, with all fractional shares that would otherwise result from such reverse split being rounded up to the nearest whole share. The reverse stock split has been retroactively adjusted throughout the financial statements.

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

Plan of Operation

Subject to raising a sufficient amount of working capital either through equity offerings, debt offerings or a combination thereof, estimated to be $2 million, the Company, through its wholly-owned subsidiary, ESI, plans to begin producing disinfecting, biocidal, disinfecting and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment.  In furtherance of this goal, on May 14, 2013, we issued to one accredited investor a Secured Promissory Note in the principal amount of $205,000, and in June 3013, a note holder converted $25,000 of his note payable into 31,250 “unregistered” and “restricted” shares of our common stock. In addition, in August, 2013, we sold to an accredited investor a total of 31,250 “unregistered” and “restricted” shares of our common stock at a price of $0.80 per share, for aggregate gross proceeds of $25,000.  On July 2, 2014, we closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures due March 31, 2015 (the “Debentures”) and a Common Stock Purchase Warrant to purchase a total of 2,905,000 shares of the Company’s common stock at a price of $0.35 per share, exercisable for a period of five years (the “Warrant”).  The first Debenture, in the principal amount of $215,250 was issued in exchange for the Company’s Secured Promissory Note in the principal amount of $205,000 in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and the second Debenture, in the principal amount of $220,500, was issued in consideration of the sum of $210,000.  See our Current Report on Form 8-K dated June 27, 2014, and filed with the SEC on July 2, 2014, and the subheading “Recent Sales of Unregistered Securities,” Part II, Item 5 of our Annual Report for the year ended March 31, 2014 and filed with the SEC on July 14, 2015.  We have not yet entered into any arrangements for the manufacture of our products.

Results of Operation

For The Three Months Ended June 30, 2015 Compared to The Three Months Ended June 30, 2014.

During the quarter ended June 30, 2015 and 2014, Anpath recorded no revenues.  Cost of sales during these periods were $0 and $0, respectively.

Our operating expenses decreased to $41,244 during the quarterly period ended June 30, 2015, from $114,974 in the year-ago period.  This decrease was driven principally by a decrease in payroll of $48,100 and a decrease in professional fees of $22,595 in the June quarter as compared to the year-ago period.  Product development and regulatory expenses decreased to $0 from $2,681; directors’ and officers’ insurance increased to $8,107 from $4,046; office expense decreased to $278 from $2,271; and taxes decreased to $474, from $2,896.  We had interest expense of $242 for the June 30, 2015 quarter compared to $4,861 in the quarter ended June 30, 2014, and loss on derivative liability was $507,136 in 2015 compared to $0 in 2014.

Anpath incurred a net loss of $548,622 or $0.30 per share, for the quarter ended June 30, 2015, as compared to net loss of $119,835, or $0.07 per share, for the quarter ended June 30, 2014.

Liquidity

We had $0 cash on hand at June 30, 2015, a decrease of $104 from cash on hand of $104 at March 31, 2015.  In order to proceed with our business plan, we will be required to raise substantial additional funds through debt and/or equity financings.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness is due to a lack of adequate internal controls and the absence of an audit committee.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 27, 2013, Susan Ladeau filed a Complaint against the Company and ESI in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses collectively totaling approximately $12,000, and the issuance of 40,000 shares of the Company’s common stock.  The case was designated Case No. 13CV 02277.   On April 10, 2015, the Superior Court of the County of Iredell, North Carolina, in the case designated Case No. 13CV 02277, entered judgment in favor of plaintiff Susan Ladeau in the sum of $29,634, together with interest at the rate of 8% on that sum, compounded annually until paid in full.  The Company has recorded the liability for this judgement, but has not made any payment towards it.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended June 30, 2015, we did not issue any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None; not applicable.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Arthur R. Batson, Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Hoelscher, Chief Financial Officer.
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Arthur R. Batson, Chief Executive Officer and Stephen J. Hoelscher, Chief Financial Officer.

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

ANPATH GROUP, INC.

Date:	August 5, 2015	By:	/s/Arthur R. Batson
Arthur R. Batson, Chief Executive Officer and President

Date:	August 5, 2015	By:	/s/ Stephen J. Hoelscher
Stephen J. Hoelscher, Chief Financial Officer and Secretary