Form 10-Q
period 2015-09-30
Anpath Group, Inc.
filed 2015-11-12
CIK 1310527

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 10, 2015 - Common – 1,835,312

November 10, 2015 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of Anpath Group, Inc., a Delaware corporation (the “Company,” “Anpath,” “we,” “our,” “us” and words of similar import) required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ANPATH GROUP, INC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash	$-	$104
Prepaid expenses	8,150	22,456
TOTAL CURRENT ASSETS	8,150	22,560

TOTAL ASSETS	$8,150	$22,560

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$141,672	$71,482
Note payable	446,640	452,529
Advance from stockholder	114,678	86,803
Derivative Liabilities	738,203	54,118
TOTAL CURRENT LIABILITIES	1,441,193	664,932

TOTAL LIABILITIES	1,441,193	664,932

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,835,312 and 1,835,312 shares issued and outstanding	183	$183
Additional paid-in capital	5,578,704	5,578,704
Accumulated deficit	(7,011,930)	(6,221,259)
TOTAL STOCKHOLDERS' DEFICIT	(1,433,043)	(642,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,150	$22,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) _____________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

EXPENSES
Payroll	$2,000	$22,157	$5,080	$73,337
Professional fees	55,576	266,107	84,881	318,007
Product development and regulatory	-	2,682	-	5,363
Directors and officers insurance	6,199	3,822	14,306	7,868
Occupancy and office	(254)	82	24	2,353
State and local taxes	1,035	-	1,509	2,896
Total Expenses	64,556	294,850	105,800	409,824

LOSS FROM OPERATIONS	(64,556)	(294,850)	(105,800)	(409,824)

OTHER INCOME (EXPENSE)
Interest expense	(544)	(145,220)	(786)	(150,081)
Gain (loss) on derivative liability	(176,949)	412,150	(684,085)	412,150
Loss on debt extinguishment	-	(361,155)	-	(361,155)
Total Other Expense	(177,493)	(94,225)	(684,871)	(99,086)

NET LOSS	$(242,049)	$(389,075)	$(790,671)	$(508,910)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.22)	$(0.43)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,835,312	1,753,829	1,835,312	1,753,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Six Months Ended
		September 30,
		2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(790,671)	$(508,910)
Stock issued for services		-	240,000
(Gain) Loss on derivative security		684,085	(412,150)
Amortization of debt discount		-	134,820
Loss on extinguishment of debt		-	361,155
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in prepaid expenses		14,306	12,607
Increase (decrease) in accounts payable & accrued expenses		70,190	2,010
Net cash used in operating activities		(22,090)	(174,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable		(5,889)	(9,254)
Proceeds from debentures		-	210,000
Advances from stockholder		27,875	-
Net cash provided by financing activities		21,986	200,746

NET INCREASE (DECREASE) IN CASH		(104)	26,258

CASH - Beginning of period		104	395

CASH - End of period		$-	$26,653

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid		$224	$-
Income taxes		-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on conversion option and warrants	$		$386,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANPATH GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 AND March 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Anpath Group, Inc. (“Anpath” or “the Company”) for the three months ended September 30, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2015 Annual Report on Form 10-K.The principal business of Anpath Group, Inc. (hereinafter “the Company”) is a holding company. The Company’s sole subsidiary is EnviroSystems, Inc. (hereinafter “ESI”).

The Company through its subsidiary, ESI, plans to begin producing disinfecting, biocidal, sanitizing, and cleaning products designed to help prevent the spread of infectious microorganisms and control the growth of these disease-causing microbes, while minimizing the harmful effects to people, animals, surfaces and the environment. ESI intends to exploit its technology platform through the development and licensing/private labeling of its technology in several product categories.  The Company’s chemical emulsion technology will permit ESI to offer a wide range of disinfectant/biocides/sanitizer/cleaner/antiseptic products for a variety of applications and markets. The Company’ primary focus is the market introduction of GeoTru™ Geobiocide, for use in the oil and gas industry, specifically for hydraulic fracturing and microbial control in fracking fluids.  ESI will also opportunistically seek to license/private label its technology/products for surface disinfection.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $790,671 and $508,910 for the six months ended September 30, 2015 and 2014, respectively. In addition, we have an accumulated deficit of $7,011,930 and a working capital deficit of $1,433,043 as of September 30, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative Liabilities	$738,203	-	-	$738,203

On July 2, 2014, the Company issued debentures that were convertible into shares of common stock. The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the Company issued in connection with the debentures 2,905,000 warrants to purchase the company common stock.  The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares to be issued upon settlement they are classified as liabilities under ASC 815. On July 22, 2015, the Company effected a 1 for 7 reverse stock split, due to this split, the outstanding warrants were reduced to 415,000 and the conversion price was increased to $2.45 per warrant. The conversion option and warrants had a fair value of $1,088,839 of which $386,706 was classified as a debt discount on the debentures and $340,978 was recorded as a day 1 loss on the fair value of the derivative liability as the total discount is capped at the fair value of the debt.  The change in fair value from the grant date to the year ended March 31, 2015 was recorded as a gain in the income statement of $693,743 The change in fair value for the six months ended September 30, 2015 was recorded as a loss in the income statement of $684,085.

On September 23, 2015, the Company and the holders of the debentures agreed to modification of the terms of the debentures. In the agreement, the maturity date of the debentures was extended to July 31, 2016 and the conversion price was restated to $.21 In accordance with ASC 470-60, the Company assessed if the modification qualifies as a Trouble Debt Restructuring. Based on this assessment, there were no accounting impact to debentures value.

The following is a reconciliation of the conversion option liability and embedded warrant liability for which Level 3 inputs were used in determining fair value

Beginning balance March 31, 2015	$ 54,118

Additions due to new convertible debt and warrants	-

Mark to market of debt derivative	684,085

Debt derivative as of September 30, 2015	$ 738,203

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

NOTE 4 – STOCK WARRANTS

A summary of the status of the Company’s stock warrants as of September 30, 2015 is presented below:

September 30, 2015
Warrants outstanding at beginning of period	2,905,000
Warrants granted	-
Warrants exercised	-
Change in warrants due to reverse stock split on July 22, 2015	(2,490,000)
Warrants canceled	-
Warrants outstanding at end of period	415,000

The following table summarizes the information about the stock Warrants as of September 30, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$2.45	415,000	3.75	$2.45	415,000	$2.45

NOTE 5 – CORRECTION OF PRIOR PERIOD ACCOUNTING ERROR

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

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2015 and March 31, 2015 a stockholder controlling 52.3% of the outstanding common stock had advances to the Company totaling $71,270.

During the six months ended September 30, 2015, a Director, made advances to the Company totaling $21,553.

The balance of all advances from related parties at September 30, 2015 and March 31, 2015 was $114,678 and $86,803.

During the six months ended September 30, 2015, Q2Power made advances on the Company’s behalf of $21,855. The Company has signed a Merger Agreement with Q2Power (See Note 8 – Subsequent Events, Potential Merger).

NOTE 7 – REVERSE STOCK SPLIT

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

NOTE 8 – SUBSEQUENT EVENTS

Related Party Transactions

In October, a Director advanced the Company an additional $6,320. This amount was used to make the final payment on the premium finance note payable in the principal amount of $5,890. The Company also paid $430 in interest expense. The balance of advances from a Director is now $27,875. On November 11, 2015, this debt was converted into 225,000 shares of the Company’s common stock.

Potential Merger

On August 24, 2015, AnPath, its newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), and Q2Power Corp., a Delaware corporation (“Q2P”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”) and certain other documentation necessary to complete the Merger Agreement. Upon the satisfaction of certain closing conditions and the filing of appropriate documents with the State of Delaware, the Merger Subsidiary will merge with and into Q2P, and Q2P will be the surviving company and become a wholly-owned subsidiary of AnPath (the “Merger”).  The closing of the Merger is subject to certain pre-closing conditions, which were disclosed, along with the material terms of the Merger Agreement, in our Current Report on Form 8-K dated August 24, 2015, filed with the Securities and Exchange Commission on August 26, 2015.  In the event that these pre-closing conditions are met and we are able to close the Merger Agreement, our principal operations will be those of Q2P.  The material terms of Q2P’s business operations were disclosed in the above-referenced Current Report.  There can be no assurance that the Merger Agreement will be closed or that, if it is, our business operations will be successful.

Legal Proceedings

On October 28, 2015, the Civil Superior Court for Cabrarrus County, North Carolina issued an Order and Liquidated Damages and Attorney’s Fees against the Company’s wholly owned subsidiary, ESIs. Previously ESI has recognized $29, 634 as damages due to the plaintiff. This new order adds $29,634 in additional liquidated damages and $31,750 in attorney fees to be paid to the plaintiff’s attorney.

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

Plan of Operation

On August 24, 2015, AnPath, its newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), and Q2Power Corp., a Delaware corporation (“Q2P”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”) and certain other documentation necessary to complete the Merger Agreement. Upon the satisfaction of certain closing conditions and the filing of appropriate documents with the State of Delaware, the Merger Subsidiary will merge with and into Q2P, and Q2P will be the surviving company and become a wholly-owned subsidiary of AnPath (the “Merger”).  The closing of the Merger is subject to certain pre-closing conditions, which were disclosed, along with the material terms of the Merger Agreement, in our Current Report on Form 8-K dated August 24, 2015, filed with the Securities and Exchange Commission on August 26, 2015.  In the event that these pre-closing conditions are met and we are able to close the Merger Agreement, our principal operations will be those of Q2P.  The material terms of Q2P’s business operations were disclosed in the above-referenced Current Report.  There can be no assurance that the Merger Agreement will be closed or that, if it is, our business operations will be successful.

Results of Operation

For The Three Months Ended September 30, 2015 Compared to The Three Months Ended September 30, 2014.

During the quarter ended September 30, 2015 and 2014, Anpath recorded no revenues.

Our operating expenses decreased to $64,556 during the quarterly period ended September 30, 2015, from $294,850 in the year-ago period.  This decrease was driven principally by a decrease in professional fees of $210,531 and a decrease in payroll of $20,157 in the September 2015 quarter as compared to the year-ago period.  Product development and regulatory expenses decreased to $0 from $2,682; directors’ and officers’ insurance increased to $6,199 from $3,822; office expense decreased $336; and taxes increased to $1,035, from $-0-.  We had interest expense of $544 for the September 30, 2015 quarter compared to $145,220 in the quarter ended September 30, 2014, and loss on derivative liability was $176,949 in 2015 compared to a gain of $412,150 in the quarter ended September 30, 2014.

Anpath incurred a net loss of $242,049 or $0.13 per share, for the quarter ended September 30, 2015, as compared to net loss of $389,075, or $0.22 per share, for the quarter ended September 30, 2014. A significant amount of our net loss is attributable to derivative liability accounting and not cash items.

For The Six Months Ended September 30, 2015 Compared to The Six Months Ended September 30, 2014.

During the six months ended September 30, 2015 and 2014, Anpath recorded no revenues.

Our operating expenses decreased to $105,800 during the six months ended September 30, 2015, from $409,824 in the year-ago period.  This decrease was driven principally by a decrease in professional fees of $233,126 and a decrease in payroll of $68,257 in the six months ended September 30, 2015 as compared to the year-ago period.  Product development and regulatory expenses decreased to $0 from $5,363; directors’ and officers’ insurance increased to $14,306 from $7,868; office expense decreased to $24 from $2,353; and taxes decreased to $1,509, from $2,896.  We had interest expense of $786 for the six months ended September 30, 2015 compared to $150,081 in the prior period of September 30, 2014, and loss on derivative liability was $684,085 in 2015 compared to a gain of $412,150 in the period ended September 30, 2014.

Anpath incurred a net loss of $790,671 or $0.43 per share, for the six months ended September 30, 2015, as compared to net loss of $508,910, or $0.29 per share, for the quarter ended September 30, 2014. . A significant amount of our net loss is attributable to derivative liability accounting and not cash items.

Liquidity

We had $0 cash on hand at September 30, 2015, a decrease of $104 from cash on hand at March 31, 2015.  In order to proceed with our business plan, we will be required to raise substantial additional funds through debt and/or equity financings.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness is due to a lack of adequate internal controls and the absence of an audit committee.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 27, 2013, Susan Ladeau filed a Complaint against AnPath and its subsidiary, ESI, in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses collectively totaling approximately $12,000, and the issuance of 40,000 shares of the Company’s common stock.  The case was designated Case No. 13CV 02277. On April 10, 2015, the Superior Court of the County of Iredell, North Carolina, in the case designated Case No. 13CV 02277, entered judgment against ESI in favor of plaintiff Susan Ladeau in the sum of $29,634, together with interest at the rate of 8% on that sum, compounded annually until paid in full.  Claims made by Ms. Ladeau against AnPath and certain of the officers and directors of Anpath at that time were dismissed by the Court. The Company has recorded the liability for this judgement, but has not made any payment towards it. On October 27, 2015, the Court awarded additional liquidated damages against ESI in the amount of $29,634 and attorney’s fees in the amount of $31,750, plus additional interest.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended September 30, 2015, we did not issue any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

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

ANPATH GROUP, INC.

Date:	November 11, 2015	By:	/s/Arthur R. Batson
Chief Executive Officer and President

Date:	November 11, 2015	By:	/s/ Stephen J. Hoelscher
Stephen J. Hoelscher, Chief Financial Officer and Secretary