Form 10-KT
period 2015-12-31
Q2Power Technologies, Inc.
filed 2016-04-14
CIK 1310527

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended:

Or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended: December 31, 2015

Q2Power Technologies Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	000-55148	20-1602779
(State or Other Jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification No.)
Incorporation)

1858 Cedar Hill Rd.

Lancaster, Ohio 43130

(Address of Principal Executive Offices)

(740) 415-2073

(Registrant’s Telephone Number, including area code)

(Former name or former address, if changed since last report.)

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed fiscal quarter.

March 31, 2016 - $7,651,014.  There are approximately 25,503,380 shares of common voting stock of the Registrant beneficially owned by non-affiliates on March 31, 2016.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing bid price of $0.30 per share of the Registrant's common stock on the OTCQB.

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

April 14, 2016:  Common – 27,802,622

                           Preferred -- 600

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under "RISK FACTORS" and elsewhere.  These factors may cause our actual results to differ materially from any forward-looking statement.  Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

•

We fail to raise capital;

•

We fail to implement our business plan;

•

We fail to compete at producing cost effective products;

•

Risks related to delays and expenses of engine technology development and pilot programs;

•

The inability of our engines to compete with other forms of renewable energy;

•

Market demand for electricity and alternative energy sources;

•

The availability of additional capital at reasonable terms to support our business plan;

•

Economic, competitive, demographic, business and other conditions in our markets;

•

Changes or developments in laws, regulations or taxes in the energy industry;

•

Actions taken or not taken by third-parties, including our suppliers and competitors;

•

The failure to acquire or the loss of any license or patent;

•

Changes in our business strategy or development plans;

•

The availability and adequacy of our cash flow to meet its requirements; and

•

Other factors discussed under the section entitled “RISK FACTORS” or elsewhere herein.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, future financings, performance, or achievements.  Moreover, we do not assume any responsibility for accuracy and completeness of such statements in the future.  We do not plan to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results.

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

PART I

ITEM 1. BUSINESS

Business Development

Organizational History

In this Annual Report, references to “Q2Power,” the “Company,” “we,” “our,” “us” and words of similar import refer to “Q2Power Technologies, Inc.,” the Registrant, a Delaware corporation. References to “Q2P” or the “Subsidiary” refer to Q2Power Corp., a Delaware corporation, our subsidiary and operating company.

The Company, formerly known as Anpath Group, Inc. (“Anpath”), was organized pursuant of the laws of the State of Delaware on August 26, 2004, under the name “Telecomm Sales Network, Inc.”.  On January 10, 2006, the Company completed the acquisition of EnviroSystems Inc., a Nevada corporation (“ESI”), pursuant to which ESI became a wholly-owned operating subsidiary of the Company. The Company conducted all its business through ESI, and on January 12, 2007, changed its name to Anpath.  On May 20, 2010, Anpath filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, which the Company emerged from on December 23, 2010.  On December 28, 2010, the Company filed with the SEC a Form 15 suspending its duty to file reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Upon effectiveness of a Registration Statement on Form 10, as amended, on April 20, 2014, Anpath once again became obligated to file such reports under Section 13 of the Exchange Act.  Effective August 5, 2015, Anpath effected a one for seven (1 for 7) reverse split of our outstanding common stock (the “Reverse Split”).  All computations contained herein take into account the Reverse Split.

The Merger

On November 12, 2015, the Company, its newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), and Q2P consummated their Agreement and Plan of Merger (the “Merger Agreement”), resulting in the Merger Subsidiary merging with and into Q2P.  As a result, Q2P was the surviving company and a wholly-owned subsidiary of AnPath (the “Merger”).

As a result of the Merger, all outstanding shares of Q2P were exchanged for 24,034,475 shares of the Company’s common stock, representing approximately 93% of the total issued and outstanding common stock of the Company, excluding stock options, warrants and convertible notes outstanding at such time.  In addition, the Company assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”), and 1,095,480 options outstanding thereunder.  Also pursuant to the Merger, the officers and directors of Q2P took over the management and Board of Directors of the Company.

In connection with the Merger, the Company sold the former operating entity of Anpath, ESI, to three former officers and shareholders of Anpath in exchange for the return of 470,560 shares of common stock of the Company and ESI retaining all of the old liabilities of ESI including a litigation judgment.

In December 2015, the Company officially changed its name to Q2Power Technologies, Inc. to reflect the new business direction of the Company – that of Q2P – after the Merger.  In February 2016, the Company changed its fiscal year end from March 31 to December 31 to reflect the year-end of its operating Subsidiary, and up-listed its common stock to the OTCQB.  The financial statements and footnotes to the financial statements reflect this change of fiscal year end.

Q2P History prior to Merger

The business of the Company is the development of waste-to-power technologies and systems, as conducted through its operating Subsidiary, Q2P.  On July 28, 2014, Q2P (which at such time was called WHE Generation Corp., and renamed Q2Power Corp. on January 26, 2015) commenced operations as an independent company after receiving its initial round of seed funding and signing a formal Separation Agreement with Cyclone

Power Technologies, Inc. (“Cyclone”).  Cyclone had originally established Q2P as a wholly-owned Florida limited liability company (“LLC”) in 2010.  In April 2014, in contemplation of its separation from Cyclone and initial funding, the Company redomiciled from Florida to Delaware and converted from an LLC to a corporation.  At December 31, 2014 and 2015, Cyclone owned approximately 18% of the outstanding stock of the Q2P and 3% of the outstanding stock of the Company (post-Merger), respectively.

The Separation Agreement between Q2P and Cyclone provided for a formal division of certain assets, liabilities and contracts related to Q2P’s business, as well as establishing procedures for exchange of information, indemnification of liability, and releases and waivers for the principals moving forward.  Also as part of the separation from Cyclone, Q2P received a license to use Cyclone’s patented engine technology for Q2P's waste-to-power systems on a worldwide exclusive basis for 20 years, with two 10-year renewal terms.  Q2P also received a lien on all of Cyclone’s patents in the instance that Cyclone declares bankruptcy in the future.

Business Strategy, Vision and Mission

  Q2Power strives to give businesses and communities the power to manage and monetize their waste through scalable technology and networked business solutions. We seek to eliminate costs and regulatory liabilities of waste disposal for under-served customers by using these waste resources to generate distributed renewable energy and other valuable reuse co-products. We call our small-scale, customer-centric solutions “Resource Ecosystems”, and see them as critical steps towards what we believe to be the inevitable decentralization (reducing transportation and increasing resource utilization) of the $75 Billion waste management industry in the United States. Our vision is to become an agent of change and global leader in this transformational shift from “wasteful” to “resourceful” attitudes and practices. In this way, we will work to contribute to the long term sustainability of our customers and our planet.

The Company’s prime target market for development of our Resource Ecosystems are small-scale Waste Water Treatment Plants (“WWTPs”) and other sites such as farms that utilize Anaerobic Digestion – a proven process that reduces bio-solid volume, treats pathogens, and produces methane (a useful fuel, but also powerful greenhouse gas if not eliminated) as a by-product. Approximately 400 of these WWTPs (out of about 1200 nationwide) process under 20 million gallons per day (“MGD”) of waste water; but only 55 of them (14%) utilize their waste methane for power or heat, according to the U.S. Department of Energy (“DOE”) and Environmental Protection Agency (“EPA”). Further, most of these WWTPs send their bio-solids (i.e., sludge, the resulting waste of the AD process) to landfills, which is a major cost item. In the Company’s observation and research, these WWTPs are generally over-looked by established waste management and waste-to-power companies because they are too small for traditional, power and waste solutions.

We also focus on commercial and smaller industrial customers that produce waste fuels in their primary manufacturing processes.  To the extent that we can combust these fuels on site while meeting EPA air quality guidelines, we can utilize our proprietary technology to generate electric power and useful process heat with resources that previously constituted a disposal cost item for the facility owners.  In doing so, we may be able to reduce their operating costs and power consumption from the grid, while eliminating certain liabilities and expenses of waste fuel transportation and disposal.

Proprietary Technology

Our business model is based in large part on our proprietary technology, which currently includes a unique reciprocating piston external heat engine (the “Q2P Engine”).  The foundation for this technology comes from our 20-year (with two 10-year renewal periods) worldwide exclusive license agreement with Cyclone, our former parent.  Independently from Cyclone, we have developed this core technology to a working “pilot stage” product currently in the field, and have recevied our first commercial purchase order to be delivered in Q2 2016.

We have also developed other critical technologies to support a total combined heat and power (“CHP”) system around the Q2P Engine, such as waste fuel burners, controls and other subcomponents (collectively with the Q2P Engine, referred to as a “CHP System”). The CHP System produces grid-ready electric power and process heat from the input of waste liquid or gasseous fuels such as methane, biogas, used motor oil, and other similar non-spec fuel resources.  Early internal testing of our combustion system shows relatively clean emissions from these waste fuels, meaning that we believe we can meet EPA air-quality standards for similarly-sized power systems; however this has not yet been verified by an independent third party.  Our complete CHP System package is housed in a portable shipping container, and has modular functionality, so Q2P Engines can be added to generate additional power, as needed.

The Q2P Engine itself runs on a steam-based Rankine cycle, similar to how large-scale coal and nulear plants produce power; however, our technology is designed for small-scale distributed power generation applications.  This engine produces mechanical power when the working fluid (water) is presurized and super-heated to about 600F in a heat exchanger that is placed in the hot exhaust stream of another work-producing piece of equipment (such as our proprietary methane/biogas burner system). Through a specialized valving subsystem, this fluid is piped to the Q2P Engine’s cylinders where it expands rapidly to push pistons and turn a crank shaft.  The cooling gas then goes into a condensor where it turns back into a liquid to start the process again.  In this way, the system is “closed-loop”, not requiring any additional fluids to be added.  The Q2P Engine has been running both in our facility and in initial field pilot programs for over one year, logging hundreds of hours of operating time.

Beyond the Q2P Engine and CHP Systems, we are reviewing other technology and products offerings that can provide additional value to our target customers, and expand our total addressable market.  For instance, our CHP Systems can generate electricity and process heat from methane produced by Anaerobic Digesters at wastewater treatment plants (“WWTPs”). We currently have a pilot project in the field which is generating power at a WWTP in central Ohio.  A large portion of a WWTP’s operating expenditures are spent removing the residual sludge from digesters, either by combusting or landfilling this material.  Technologies that can convert sludge to other useful products, such as compost, engineered soils or nutrients, could provide additional value for our future customers and new revenue streams for the Company.  We are pursuing synergistic alliances with companies that have both technology and business networks for the manufacturing and sale of such beneficial re-use products from waste like sludge.

Business Model

We currently pursue direct sales of our Q2P Engine and CHP Systems to commercial and municipal customers.  We received our first purchase order in January 2016 for a 10kW CHP System that is capable of running on waste liquid fuels. This CHP System is expected to be delivered in Q2 2016, and we are receiving milestone-based payments for work completed during the contract period. We believe that there are many other similar customers in the US that could benefit from one of our CHP Systems by reducing waste liquid fuels that typically present a cost for the facility to dispose (as well as an EPA liability in some cases), and converting that negative value feedstock into power and process heat.

As we grow, we intend to transition our business model to one that compensates the Company for the value we create for our customers over time. For instance, we may be able to market Power Purchase Agreements (PPAs) and leasing programs directly to municipal, commercial and industrial facility owners.  In this manner, we would retain ownership of our equipment and sell electricity and heat to our customers at a cost below their standard utility rates over a long-term agreement (typically 10 years).  These types of PPAs have been utilized for decades in the commercial and residential solar power industry.  Furthermore, we may be able to receive fees from certain customers for the disposal of some types of waste fuels.  This revenue stream is called a “tipping fee”, and in certain situations, waste disposal and environmental liability avoidance can be of more value to both the customer and the Company than the production of power and heat.

We believe that our CHP Systems may provide a strong base to allow us to expand our product and service offerings with our customers.  For instance, a WWTP that uses our CHP System to generate power and maintain the operating temperatures within their Anaerobic Digester, could also retain our services to remove sludge and convert that typically landfilled waste into useful co-products like compost and engineered soils.  In doing so we could provide a total waste solution for these customers that may reduce their operating costs, eliminate regulatory liabilities of flaring methane and landfilling bio-solids, and allow them to become a more sustainable “green” facility – which has important public / political benefits for municipal facilities.

For the Company, such an expanded business model offering could build value by potentially increasing annualized revenue from each customer (by now including tipping fees for bio-solids), and providing the feedstock for production and sales of revenue generating co-products. Such a strategy could also allow us to become more involved in the sustainability of small WWTPs and other commercial and industrial facilities; and create manufacturing economies of scale, infrastructure and sales networks that can be applied to the growing commercial and agricultural Anaerobic Digester markets over the following decade.

As of the current date, the Company has installed one pilot system at a WWTP in central Ohio, which has been generating up to 10kW of power for that facility. We do not receive revenue from this installation, and have been using it primarily to test equipment, components and business models for future sales.   We are currently in discussions to install additional units at nearby facilities that are larger in size and will utilize heat recapture technology to place our waste heat back into the anaerobic digestion process.  In this way, our systems can provide two useful outputs (electricity and heat) from the host site’s waste methane, thereby increasing value to and potential revenue from each facility.

To market our products and services, we intend on developing agreements with distributors, value added resellers (VARs), contracted engineering companies, and other similar parties that have access to a broad base of customers.  For instance, we currently have a Collaboration Agreement with a company called Phoenix Power Group that develops steam generating equipment utilizing waste motor oil furnaces, and has access to a distribution network of tens of thousands of current users of these furnaces, such as garages, lube shops and car dealerships.  Our agreement with Phoenix Power allows them to purchase our Q2P Engines, control systems and other components to integrate with their steam generation and waste oil furnace system, and sell through their network this combined technology product, which is capable of generating up to 10 kW of grid-ready electric power and 80kW of space /water heating for a facility. The agreement also allows us to purchase their equipment, combine it with our technology, and sell that product to our customers provided we do not compete directly with their current market of garages, lube shops and other similar locations in the U.S. and Canada.

Market Drivers

The waste-to-energy market is expected to reach $40 billion annually by 2020. Lawrence Berkeley National Laboratory has estimated that energy recycling represents nearly 100 gigawatts (GW) of untapped electrical capacity. This figure is roughly equal to 10% of current U.S. electric capacity and, as an alternative electricity source, would reduce carbon dioxide emissions (C02) by nearly 400 million metric tons.

The Company sees a major trend in the waste-to-energy market being smaller, scalable facilities that are located closer to where waste is created, and in turn, where the resulting power and heat can most effectively be utilized.  In doing so, the costs and liabilities of waste transportation may be eliminated, and the value of electrical power and process heat could be maximized.

Within this trend, we believe that Anaerobic Digestion will play a bigger part in sustainable waste management strategies in the future in the U.S. as new commercial scale facilities are developed. The DOE and EPA estimate that over 11,000 commercial Anaerobic Digesters could be developed nationally over the next decade – there are currently only about 250 of such commercial plants in this country, mainly on livestock farms. The U.S. is substantially behind regions like Europe in the development and use of Anaerobic Digestion, where currently tens of thousands of such plants are in operation.

States like California and others in the Northeast are already developing legislative and regulatory imperatives for organic wastes like food and plant waste to be diverted from landfills to waste converting facilities like these. The EPA is developing stricter guidelines for the flaring, destruction and utilizing of methane.  Management believes regulations like these on the state and federal level requiring sustainable waste management practices that conserve resources and protect the environment will become more prominent over the coming years.

The main drivers for these growth trends include uncertain long-term energy costs, concerns over traditional fuel resources, growing environmental issues such as climate change, increasing waste generation, and restricted landfilling capacities.  Experts agree that waste-to-energy systems would help solve these issues by diversifying energy resources, reducing the waste volume, and cutting down on greenhouse gas emissions.

The Company’s CHP Systems are designed for micro-grid waste-to-power applications less than 250kW in output size. We believe that this sub-category to the larger waste-to-power market can be a $2 billion or greater opportunity over the following years, especially if this trend towards smaller facilities closer to waste generation is realized. Creating expanded products and services like co-products from sludge, in the Company’s opinion, could strengthen the economic case for technologies like Anaerobic Digestion, especially smaller facilities where generating value and revenue from every by-product is critical to financial success.  This could create substantial opportunities for the Company in the larger $75 Billion waste management industry in the U.S. over the coming years.

Manufacturing

Manufacturing Agreement. Q2P has a manufacturing agreement with Precision CNC LLC (“PCNC”) a related party, located in Lancaster, Ohio. This relationship covers a substantial part of our engine manufacturing currently, and is expected to continue to do so over the following three to five years.  PCNC is an ISO 9000 certified manufacturing company that specializes in tight tolerance, multi-axis, high speed machining and turning for high or low quantity production need, and possesses significant prototype production and manufacturing expertise.

Pursuant to our agreement, we are also subleasing approximately 2,500 square feet of facility space from PCNC consisting of approximately 1,000 square feet for engineers, 500 square feet for assembly of the Q2P Engines, and 1,000 square feet for testing and inventory. For this operating space, the Company is paying PCNC a monthly flat fee of $2,500 including utilities.  The two principals of PCNC, including Nate Hawkins who is the Company’s VP of Manufacturing, both receive compensation from the Company for their services and expertise in the manufacturing process of our technology.  The Company considers our working relationship with PCNC to be good, and believes that it provides us with great value in terms of cost and time reductions in both the R&D and production phases of our business. Loss of this relationship could have a material adverse effect on our results of operations if we were unable to find a partner with similar skills, resources and desire to assist the Company develop its technology.

Materials and Parts.  Parts production and fulfillment comprise a major portion of our cost in manufacturing our Engines and CHP Systems.  This is predominantly due to the fact that the Q2P Engine is just emerging from its prototype phase.  Because we are constantly testing and improving part design, we have not yet invested in dies and molds required to achieve volume efficiencies of scale.  There are approximately 20 major parts and components in each Q2P Engine (some require multiple pieces per engine) that require custom manufacturing.

We intend to use a portion of the proceeds in our future offerings to ramp-up our manufacturing capabilities, including investing in dies and molds starting with the units which will have the greatest impact on our cost structure. We expect that this investment will substantially reduce the costs of parts, and consequently, our total cost of manufacturing each power system. We estimate that we can reduce total costs by over 50% once part production has been automated, and approximately another 10 – 20% as volume increases.

Assembly.  We currently assemble and test all Engines and CHP Systems in-house. We may hire additional technicians who are each capable of assembling 1 to 2 engines per day, and 1 system per week, although we are not yet at that level of production.  With proper funding and demand, we estimate that we can scale up to 10 to 20 engines per month (3 to 5 systems) in our current facility at PCNC, and eventually scale-up to 90 to 100 engines (20 to 25 systems) per month over the following two to three years.  Should we need additional manufacturing and assembly capacity, we can seek other contractors to perform such services for us in the future.

Warranties and Maintenance. We intend to provide customers with a warranty covering the replacement of parts and materials.  Such warranties will generally extend between two and five years, subject to the useful life and payback expectations of the particular engine and system. It is our expectation that our vendors and customers (such as equipment manufacturers) will provide additional warranties on their products, service and work for a commensurate period of time.  With respect to PPAs, since we own the equipment during the agreement term, we will be required to maintain, and fix or replace engines and system components during this term.

Testing and Quality Compliance. We expect to implement rigorous testing protocols for our products as we enter into the production phase of our business.  This will include testing for performance, efficiencies, durability and safety.  We expect our engines to be engineered to perform for up to 10,000 hours of operation, and meet all consumer safety regulations.  We may also contract testing labs to perform and report on these tests procedures.

Competitive Business Conditions

Competitive Technologies. The waste-to-power (“WtP”) market is still relatively underdeveloped.  Most systems that exist are large-scale and capital intensive, generating multi-megawatts of electricity through steam and combined cycle turbines.  This is not our market.

The Company’s primary competition in small-scale waste-to-power applications comes from a patchwork of equipment and technologies that are usually “make-do” options, operating at relatively low efficiencies and high maintenance and capital costs.  Management believes that the Q2P system can provide a lower cost, highly efficient solution that is not otherwise available. However, the following equipment and alternative technologies do exist:

1)

Internal Combustion (IC) engines modified to run “dirty” syngas and methane: In most WtP systems that use biomass or bio-waste as the feedstock, either a biogas (such as through anaerobic digestion) or a syngas (such as through gasification) is created through the processing of an organic feedstock.  These gasses must usually be scrubbed, filtered, cooled, and compressed before they are fed into an IC engine to combust. The process of removing sulfides, siloxines, tars, water and other impurities from biogas and syngas sufficiently to use in IC engines is expensive, requires routine maintenance, and limits the types of feedstock that can be used (as different biomass has different chemical properties).  One of the major benefits of the Q2P Engine is that such “dirty” gasses are never introduced into our engine, and therefore, we are much less affected by the quality of the fuel. On a larger scale – 500kW to multi-megawatts – companies like GE/Jenbacher are major players in the IC engine market for WtP applications. At this size, the economics of using advanced filtration systems with routine maintenance cycles works better than at the micro-scale.  Once again however, this is not our market niche.

2)

Gas Micro-Turbines: Similar to the IC engine, a gas micro-turbine can be used after the biogas or syngas is cleaned and compressed. Once again, this is inefficient and expensive for micro-grid sized applications. Also, turbines typically work better at larger scale – for instance in industrial and power plant sized units. However, there are companies in this micro-sized field, including Capstone Turbine, building these systems.

               3)   Organic Rankine Cycle (ORC) systems:  ORC heat engines – which may be scroll turbines, similar to super-chargers in automobiles – use an organic working fluid that has a lower boiling point, higher vapor pressure, higher molecular mass, and higher mass flow compared to water.  ORC systems can be utilized for waste heat recovery (WHR) with heat sources as low as 300F, whereas steam systems are limited to heat sources greater than 500F. ORCs have commonly been used to generate power in geothermal power plants and pipeline compressor heat recovery applications. For high heat applications, ORC systems are relatively inefficient, expensive and wasteful of useful energy resources.

               4)   Future Technologies: There are a number of advanced technologies in the research and development stage that can generate electricity directly from heat, and that could in the future provide additional options for power generation from waste heat sources. These technologies include thermoelectric, piezoelectric, thermionic, and thermo-photovoltaic (thermo-PV) devices. Several of these have undergone prototype testing in automotive applications and are under development for larger heat recovery.  All devices demonstrated to date, however, have been very small (several watts) and expensive.

               Competitive Advantages. In comparison to other products on the market today, management believes that the competitive advantages of the Q2P Engine are vast.  They include: (1) size of the engine (for equipment placement and portability issues); (2) operation of the engine with virtually unlimited heat sources and feedstock; (3) robustness of the engine during fluctuating heat inputs; and (4) cost of the engine to manufacture and operate.  In many circumstances, we have found that there are no viable alternative technologies for certain customer needs, and therefore, the Q2P Engine can fill an important gap in the market.

COMPETITIVE ADVANTAGES	BENEFITS / APPLICATIONS FOR CUSTOMERS
Highly compact, scalable units:

o

On-site system location allows for combined heat & power; “palletized” portability

o

Eliminates cost of transporting solid wastes to a central facility

o

Creates value for methane / flare gas / waste heat which do not transport easily or at all

Use any raw heat source

o

No limits on the type of feedstock / waste that can be used – as long as we can create “heat”

o

Reduces scrubbing / cooling of gases and resulting maintenance costs – especially compared to IC engines and turbines

Fewer systems and higher efficiencies:

o

With less filtering and cooling equipment needed, this increases the value of waste resources for the end-user

o

Provides more attractive ROI on equipment – especially when this equipment can perform multiple uses (not yet proven)

Competitive manufacturing costs	o Engine has few parts, and requires only standard manufacturing processes o No “rare earth” materials are used

Industry Regulation

Emissions. Power systems generally are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our engines, when they will ultimately be installed in power systems, will be subject to compliance with all current emissions standards imposed by the EPA, state regulatory agencies in the United States, including CARB, and other regulatory agencies around the world and established for power systems utilized in applications such as electric generators or off-highway industrial equipment. EPA and CARB regulations imposed on engines utilized in industrial off-highway equipment generally serve to restrict emissions, with a primary focus on oxides of nitrogen, particulate matter and hydrocarbons. Emission regulations for engines utilized in off-highway industrial equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment), and the type of fuel used to drive the power system. Further, applicable emission thresholds differ based upon the gross power of an engine utilized in industrial off-highway equipment.

Additionally, most emissions thresholds are designed for gasoline and diesel-powered “spark-ignited” internal combustion engines, and not small external combustion engines like the Company’s engines. Therefore, we are not entirely certain as to how the EPA and other regulatory agencies will apply these rules to our technology.

We have begun to perform emissions testing on our Power Systems to compare them with existing emission standards of the EPA and CARB. These early tests have reinforced our claims that using an external combustion system can produce emissions below stated standards for similar sized systems. Such testing is on-going, and yet to be verified by third party agencies, however preliminary results look promising.  It is also important to note that our engines alone do not produce any additional emissions.  All testing of flue gasses are performed on the combustion systems – i.e., the furnace, gasifier or flare that is combusting waste products or otherwise expelling exhaust. In this manner, our partners and VAR customers would often bear a material portion of the costs to perform any needed testing for emission standards.

Utilities / Interconnectivity. Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of interconnection restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems in the future. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential.

In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our future operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance at a lower cost when our technology is commercialized. Additionally, reduced emissions and higher fuel efficiency could help our future customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency and greenhouse gas emissions standards.

Operations.  Our operations are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future, and any failure to comply with such laws or regulations could have a material adverse effect upon our ability to do business.

Taxes / Incentives.  In February 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 ("ARRA"). ARRA has dedicated billions of dollars towards clean energy research and deployment. The future of certain of these tax credits for renewable energy is in doubt, as Congressional partisanship and other budgetary initiatives have seemingly limited or eliminated some important incentives provided previously.  In addition, certain proposed changes to the Internal Revenue Code of 1986 may result in positive tax benefits for our end users, but real world application of these tax benefits to our technology has yet to be tested.

Intellectual Property

License with Cyclone. We license the Q2P Engine technology from Cyclone, which developed and patented the relevant engines and components over the previous eight years with over $8 million in R&D expenditures during this time.  The following summary of our Amended and Restated License Agreement (the “License”) does not purport to be a complete description of the terms and conditions of the Amended and Restated License Agreement, and is qualified entirely by reference to the License, which we filed with our Current Report on Form 8-K, on November 18, 2015.  Key terms of the License between the Company and Cyclone are as follows:

•

Term: We have a 20-year exclusive right to manufacture, market, sell, sub-license and sub-contract all Cyclone technology, including engines, components and other devices, for the WtP and WHR markets.  The term has two 10-year renewal periods.  We are currently in the second year of this agreement.

•

Territory: Our rights are worldwide.

•

Royalties: We pay a 5% royalty to Cyclone on all sales of the Q2P Engine.  We do not pay any royalties on the complete Power System, including other components that we have developed or purchased.

•

Guarantees: There are no minimum annual guarantees during the license term, but if Q2P is not using specific engine models within the first 7 years, our license rights will be non-exclusive with respect to those specific engine models.

•

Up-Front Fee: We paid a one-time payment of $175,000 in September 2014 for the rights in the license.

•

Transfers: We must receive the approval of Cyclone to sell or transfer our license. No approval is needed in connection with a merger of our Company. We do not need approval for sub-licensing, only notice to Cyclone.

•

Improvements: We share equally with Cyclone the patent rights of all improvements we make to the licensed technology. New patents will be owned 50:50 with commercial rights to such improvements for WtP and WHR applications exclusively held by Q2P, and other applications exclusively held by Cyclone.  If Cyclone declares bankruptcy, its 50% ownership of these co-owned patents will automatically vest in the Company.

•

Right to First Opportunity: In the instance Cyclone declares bankruptcy, we shall have the first right to purchase Cyclone’s patents, which must be exercised within 30 days.  We have filed a lien on the Cyclone patents to protect our interests in this event.

•

Infringement: We have the obligation to participate in the defense of patent infringement cases involving the Q2P Engine or improved technology.

Patents. Currently, the Q2P Engine is protected by one issued patent in the United States, and four internationally, according to our latest communications with Cyclone. In addition, Cyclone has stated to us that they have 29 other patents on the Cyclone engine technology and its components generally. All of these patents, as well as the know-how and other trade secrets for the technology, are covered under our License.

Our success depends in part on our and Cyclone’s ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents and trade secrets, as well as employee and third party confidentiality agreements and our license agreement with Cyclone, to safeguard our intellectual property.

The patents covered under our License with Cyclone include:

US Patents

Waste Heat Engine (US Patent No. 7,992,386)

Heat Regenerative Engine (US Patent No. 7,080,512 B2)

Heat Regenerative Engine (Continuation) (US Patent No. 7,856,822 B2)

Steam Generator in a Heat Regenerative Engine (US Patent No. 7,407,382)

Engine Reversing and Timing Control Mechanism (US Patent No. 7,784,280 B2)

Centrifugal Condenser (US Patent No. 7,798,204 B2)

Valve Controlled Throttle Mechanism (US Patent No. 7,730,873 B2)

Pre-Heater Coil in a Heat Regenerative Engine (US Patent No 7,856,823 B2)

Spider Bearing (US Patent No. 7,900,454)

International Patents on Heat Regenerative Engine
European Union (10)	Australia	South Africa	Canada
Russia	China	Korea	Indonesia
Mexico	Japan	India	Brazil

Trade Secrets. With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on among other things, trade secret protection and confidentiality agreements to safeguard our interests.  We believe that some elements of our system involve proprietary know-how, technology or data that are not covered by patents or patent applications, including certain technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates and employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Trademarks. We have received approval from the USPTO for use of our Q2P and Q2Power trademarks.  We acquired from Cyclone the U.S. trademarks for “WHE”, WHE Generation” and “Generation WHE” in connection with our Separation Agreement.  The Company is not currently using these WHE marks.

Litigation

There are no legal proceedings pending, or to our knowledge, threatened against the Company.

Exchange Act

We are subject to the following regulations of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act increases our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Emerging Growth Company

We are also an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

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

Sarbanes/Oxley Act

Except for the limitations excluded by the JOBS Act discussed under the preceding heading “Emerging Growth Company,” we are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act like we are to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have 6 full-time employees and 2 part-time employees, and one consultant, our CFO.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their Internet site www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

A number of factors could affect the business of the Company and and/or our operating subsidiary, Q2P.  Any factor which could adversely affect the business of Q2P could, by extension, have a negative effect on the Company’s own financial performance.  Among these potential factors are the following:

The Company will need to raise capital to fund operations, and its failure to obtain funding when needed may force the Company to delay, reduce or eliminate product development efforts.

The Company will need to obtain operating capital either through equity offerings, debt offerings or a combination thereof, of approximately $2.0 to $2.5 million over the next 12 months to continue its planned business operations.  In addition, if in the future the Company is not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, the Company may have to raise funds to permit Q2P to continue the development, commercialization, marketing and sale of its products.  We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts.  The Company cannot be certain that funding will be available on acceptable terms, or at all.  To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact its ability to conduct business.  If the Company is unable to raise additional capital if required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its products, restrict its operations or obtain funds by entering into agreements on unattractive terms.

To date, both the Company and Q2P have had significant operating losses, an accumulated deficit and have had limited revenues, and they do not expect to be profitable for at least the foreseeable future, if ever.

The Company and Q2P have been operating at a loss each year since the Company and Q2P’s inception, and the Company and Q2P expect to continue to incur losses for the next 12 to 18 months.  Historically, Q2P has had limited revenues.  We had minimal revenue in the year ended December 31, 2015 and no revenue in the year ended December 31, 2014.  Further Q2P may not be able to generate significant revenues in the future.  We realized a loss of $3,536,021 in the year ending December 31, 2015.  Q2P will need to generate significant revenues in order to achieve and maintain profitability.   Even in the Company and Q2P do achieve profitability, they may not be able to sustain or increase it.  If Q2P is not able to raise sufficient funds through investments by third parties, it could result in the Company’s and Q2P’s inability to continue as a going concern

Our financial statements contain an “auditor’s ‘going concern’ opinion”

The Independent Auditor’s Report issued in connection with our audited financial statements for the fiscal years ended December 31, 2015 and 2014, expressed substantial doubt about our ability to continue as a going concern, due to our history of operating losses and our working capital deficiency.  As of December 31, 2015, our accumulated deficit totaled $5,365,379.  See the Index to Financial Statements, Item 8 of this Annual Report.

We remain at risk regarding our ability to conduct successful operations.

The results of our operations will depend, among other things, upon our ability to develop, install, manage and market waste- -to-power products and services.  Further, it is possible that our operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves.  Our operations may be affected by many factors, some known by us, some unknown, and some of which are beyond our control.  Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.  Our strategic relationships are in various stages of development. Some of our developing projects may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors.  Unanticipated obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

The development of our engine technology and power systems may take longer than anticipated and could be additionally delayed.  Therefore, there can be no assurance of timely completion and introduction of projects on a cost-effective basis, or that such projects, if introduced, will achieve market acceptance such that, in combination with existing projects, they will sustain us or allow us to achieve profitable operations.

For the foreseeable future, our success will be dependent upon our management.

Our success is dependent upon the decision making of our directors, executive officers and other key employees.  We believe that our success depends on the continued service of these employees and our ability to hire additional key employees when and as needed.  Although we currently intend to retain our existing management, we cannot assure you that such individuals will remain with us.  We have fixed term employment agreements with only a few of our key employees, and have not obtained key man life insurance on the lives of any of them.  The unexpected loss of the services of one or more of our key executives, directors and advisors, and the inability to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on the economic condition and results of operations of the Company.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources.  The growth of our business will require significant investments of capital and increased demands on our management, workforce and facilities.  We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

We may pursue acquisitions, investments or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful and could dilute holders of its common stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions involve numerous other risks, including:

•

Diversion of management time and attention from daily operations;

•

Difficulties integrating acquired businesses, technologies and personnel into the Company’s business;

•

Inability to obtain required regulatory approvals;

•

Inability to obtain required financing on favorable terms;

•

Entry into new markets in which the Company has little previous experience;

•

Potential loss of key employees, key contractual relationships or key customers of acquired companies or of the Company itself; and

•

Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for us to complete these transactions quickly and to integrate these acquired operations efficiently into our current business operations. Any acquisitions, investments or other strategic relationships and alliances by the Company may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.

We are dependent to certain extent on the success of our licensor.

While we operate independently of our licensor and former parent company, Cyclone Power Technologies, the success or failure of Cyclone could have an effect on our reputation, results of operations, our assets, and our ultimate success.  A failure of Cyclone to maintain patents, defend patent infringement claims, or improve upon its technology could affect our business.  A failure of Cyclone to remain a going concern and satisfy its creditors could result in Q2P and its contracts with Cyclone being the subject of costly and/or protracted litigation, which would also negatively affect our operations, assets and our ability to raise capital. Should Cyclone become bankrupt or insolvent, Q2P has a UCC-1 lien on all Cyclone’s patent rights, but we cannot guaranty that such a security interest can be enforced when required.

Risks Related to Our Common Stock

Our common stock is quoted on the OTCQB and there is an extremely limited trading market for our common stock.

Our common stock is quoted on the OTCQB. There is extremely limited and sporadic trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained. As a result, investors in our common stock may be unable to sell their shares.

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

The trading market for our common stock may be affected by research and reports that industry or financial analysts may in the future publish about us or our business, over which we will have no control. There are many large, well-established publicly traded companies active in our industry and market, which means it will be unlikely that we will receive widespread, if any, analyst coverage. Furthermore, if one or more of the analysts who in the future elect to cover us, downgrade our stock, our stock price would likely decline rapidly.

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

Risks Related to Our Business and Industry

We must hire qualified engineering, development and professional services personnel.

We cannot be certain that we can attract or retain a sufficient number of highly qualified mechanical engineers, industrial technology and manufacturing process developers, and professional services personnel. To quickly and efficiently deploy our products, maintain them and enhance them, we will require an increasing number of technology developers. We expect customers that purchase or license our technology will typically engage our professional engineering staff to assist with support, training, consulting and implementation. We believe that growth in sales depends on our ability to provide customers with these services and to attract and educate third-party consultants to provide similar services. As a result, we plan to hire professional services personnel to meet these needs. New technical and professional services personnel will require training and education and it will take time for them to reach full productivity. To meet our needs for engineers and professional services personnel, we also may use more costly third-party contractors and consultants to supplement our own staff. Competition for qualified personnel is intense. Additionally, we will rely on third-party implementation providers for these services. Our business may be harmed if we are unable to establish and maintain relationships with third-party implementation providers.

Our sales cycles may be long.

We expect that the period between our initial contact with a potential customer and the purchase of our products and services will often be long and subject to delays associated with the budgeting, approval, and competitive evaluation processes which frequently accompany capital expenditures. We are attempting to overcome these risks by offering our customers zero-capital cost financing methods for our power generation services, including Power Purchase Agreements; however, we have not yet proven that such financing strategies will be accepted by our future customers, nor do we have adequate funding or structures in place to provide such arrangements currently. We believe that a customer’s decision to purchase our engines or power services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our engines or power services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources.

We must be prepared to enforce our IP, which may place unanticipated financial burdens on us.

If we are unable to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights. Our success depends, in part, upon our proprietary technology and other intellectual property rights.  We plan to file new patent applications domestically and internationally as they apply to the core engine technology and its components. Although our licensor, Cyclone, holds the rights to certain patents and patent applications pending on the core engine and other engine technology, there can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors.  Certain critical technology incorporated in the products is also protected by trade secrets and confidentiality and licensing agreements.  We intend to rely upon a combination of trade secret and patent laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology.

Under our license agreement with Cyclone, we have the financial responsibility for sharing in the enforcement and protection of the intellectual property rights related to the engine, including any advancements or improvements thereto.  Such enforcement would most likely be very costly, and we may not have the financial resources to pursue required action.  Even if we were to litigate to enforce our intellectual property rights or protect our trade secrets, we may not be successful. There can be no assurance that such protection will prove adequate or that we will have adequate remedies for disclosure of the trade secrets or violations of the intellectual property rights. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

We may experience claims of infringement upon proprietary rights of others.

We may be exposed to future litigation based on claims that our products and/or the intellectual property related to the use of our products infringe on the intellectual property rights of others, including, but not limited to, the patent, copyright, trademark, and publicity rights of others.  Claims of infringement could require us to re-engineer our products or seek to obtain licenses from third parties in order to continue offering our products.  In addition, an adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim, could place a significant strain on our financial resources and harm our reputation.

Our failure to further refine our technology and develop and introduce improved products could render our systems uncompetitive or obsolete.

We will need to invest significant financial resources in research and development to keep pace with technological advances in the alternative energy industries. However, research and development activities are inherently uncertain and we could encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing technologies and could produce solutions that prove more cost-effective or have better performance than our engine systems. As a result, our engines may be rendered obsolete by the technological advances of our competitors which could reduce our net sales and market share.

Our future success depends on our ability to ramp-up manufacturing and add or outsource production lines in a cost-effective manner, both of which are subject to risks and uncertainties. Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. If we cannot do so, we may be unable to expand our business, decrease our cost per watt, maintain our competitive position, satisfy future contractual obligations or sustain profitability.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.

Our engines will be sold with a materials and workmanship warranty for technical defects. As a result, we bear the risk of extensive warranty claims long after we have sold our engines and recognized net sales. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective engines, which could have a material adverse effect on our financial results.

We may encounter adoption risks of our technology.

If our waste-to-power technology is not suitable for widespread adoption, or if sufficient demand for waste-to-power solutions does not develop or takes longer to develop than we anticipate, a major portion of our business may fail to develop.  The waste-to-power market (especially at the micro-grid scale) is at a relatively early stage of development and the extent to which such systems will be widely adopted is uncertain. If such technology proves unsuitable for widespread adoption or if demand for renewable power fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for waste-to-power solutions in our targeted markets —mainly the United States — may not develop or may develop to a lesser extent than we anticipate.  Many factors may affect the viability of widespread adoption of this technology including the following:

•

Cost-effectiveness of waste-to-power systems compared to conventional and other non-renewable energy sources and products;

•

Performance and reliability of waste-to-power technology compared to conventional and other non-renewable energy sources and products;

•

Availability and substance of government subsidies and incentives to support the development of the waste-to-power, waste heat recovery and cogeneration industries;

•

Fluctuations in economic and market conditions that affect the viability of conventional and non- renewable energy sources, such as increases or decreases in the price of oil, natural gas and other fossil fuels;

•

Fluctuations in capital expenditures by end-users, which tend to decrease when the economy slows and interest rates increase; and

•

Deregulation of the electric power industry and the broader energy industry to permit wide spread adoption of renewable micro-grid electricity.

Elimination or expiration of government subsidies, economic incentives and other support for alternative energy could reduce demand for our power systems.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid alternative power may result in the diminished competitiveness of solutions relative to conventional and non-renewable sources of energy, and could materially and adversely affect the growth of the alternative energy industry and our sales. We believe that the near-term growth of the market for on-grid applications, where energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. For instance, currently the cost of many renewable power forms (such as solar and wind) exceeds the retail price of electricity in most significant markets in the world. As a result, federal, state and local governmental bodies in many countries, including the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of renewable power products. Many of these government incentives expire (such as the current 2016 expiration of the Investment Tax Credit in the US), phase out over time, exhaust the allocated funding or require renewal by the applicable authority.

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid alternative energy applications, especially those in our target markets, could cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

Tightening of the supply of capital by global financial markets may make it difficult for end-users or us to finance the cost of our systems and could reduce the demand for our products.

We expect that many of our end-users will depend on debt financing to fund the initial capital expenditure required to purchase and install a power system utilizing our technology. Further, our PPA financing model for our customers requires us to raise substantial funding, which may ultimately need to be debt financing. As a result, increases in interest rates could make it difficult for our end-users or us to secure the financing necessary to purchase and install a system on favorable terms or at all, and thus lower demand for our products and reduce our net sales. In addition, the reduction in the supply of non-recourse project debt financing or tax equity investments could reduce the number of power projects that receive financing and thus lower demand for our products. An increase in interest rates or decrease in access to capital could make alternative investments more attractive relative to our products.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of power products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of alternative power products and investment in the research and development of this technology. For example, without a mandated regulatory exception for waste-to-power and waste heat recovery systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to end-users of using Q2P-based systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. We anticipate that our power systems and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our products.

We shall be dependent upon our suppliers for the components used in the systems we install.

Many of the components used in our anticipated engine systems are to be purchased from a limited number of manufacturers, including our agreement with Precision CNC for the machining of custom parts. We are subject to market prices for the components that we purchase for our planned installations, which are subject to fluctuation.  We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control.  An increase in the price of components used in our potential systems could result in reduced margins and/or an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. There is no assurance that we will be able to have our Engine and Systems manufactured on acceptable terms or of acceptable quality, the failure of which could lead to a loss of sales and revenues.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a competitive environment that is characterized by price inflation and rapid technological change. We will be competing with major international and domestic companies with substantially greater resources than our own.  Our major competitors include General Electric, Siemens, Cummins, Caterpillar, Capstone Turbine and similar companies on a large scale, plus numerous other smaller players and other similar companies. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do.  Many of our competitors are developing and are currently producing and/or installing products based on waste-to-power and cogeneration energy technology and services that may ultimately have costs similar to, or lower than, our projected costs.  Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of products than we can. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

We have experienced technological changes in our industry. New technologies may prove inappropriate and result in liability to us or may not gain market acceptance by our customers.

The waste-to-power industry (and the alternative energy industry, in general) is subject to rapid technological change. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. Significant improvements in the efficiency of alternative engine systems may give competitors using those products competitive advantages that we cannot overcome.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.  Not required for smaller reporting companies.

ITEM 2. PROPERTIES

Q2Power conducts its business from the offices of Q2P in Lancaster, Ohio.  This facility consists of approximately 2,500 square feet of facility space, which is sublet from PCNC, includes approximately 1,000 square feet for engineers, 500 square feet for assembly of the Q2P Engines, and 1,000 square feet for testing and inventory. For this operating space, the Company is paying PCNC a monthly flat fee of $2,500 including utilities and shared staff. The Company also maintains an executive office in Florida, for which it has paid on average about $550 per month since July 2014. The Company has no agreement for this space, which is leased by Greenblock Capital, a company for which our CEO is also Managing Director.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding and, to the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer, affiliate of ours, or owner of record or beneficially of more than five percent of our common stock is a party adverse to the Company or has a material interest adverse to us in any proceeding.

When the Company sold the ESI subsidiary to three former shareholders following the Merger, that company had a judgment against it from a litigation brought in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses.  On April 10, 2015, the Court entered judgment against ESI in favor of the plaintiff.  Claims made by the plaintiff against AnPath (the Company at that time) and certain of the officers and directors of Anpath at that time were dismissed by the Court. The Company does not believe it has any liability in this matter, and that the judgment was properly retained by ESI in the sale; however, the judgment is still outstanding and management cannot guaranty that it will not be brought back into the litigation or collection efforts in the future.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock.  Commencing on or about August 25, 2011, our shares of common stock were listed on the OTC Pink market under the symbol “APGR”.  As of December 2015, shares of the Company’s common stock were listed on the OTC Pink market under the symbol “QPWR”, and on January 12, 2016 we up-listed our common stock to the OTCQB market.  No assurance can be given that any market for our common stock will develop or be maintained.  If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock will have satisfied the six-month holding period requirement of Rule 144 in May 2016.

Set forth below are the high and low closing bid prices for our common stock for each quarter of the years 2014 and 2015.  These bid prices were obtained from OTC Markets Group, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Prices reflect a 7:1 reverse split effective as of August 5, 2015.

Period	High	Low

January 1, 2014 through March 31, 2014	$4.61	$2.59
April 1, 2014 through June 30, 2014	$2.59	$1.75
July 1, 2014 through September 30, 2014	$2.10	$0.35
October 1, 2014 through December 31, 2014	$0.70	$0.38
January 1, 2015 through March 31, 2015	$0.56	$0.11
April 1, 2015 through June 30, 2015	$11.90	$0.11
July 1, 2015 through September 30, 2015	$0.70	$0.15
October 1, 2015 through December 31, 2015	$0.75	$0.30

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 320. This figure does not include an indeterminate number of beneficial owners who may hold their shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, stock appreciation rights and common stock awards*	Weighted-average exercise price of outstanding options, stock appreciation rights and common stock awards	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	5,955,480	$0.35	2,044,520
Total	5,955,480	$0.35	2,044,520

•

All securities in this table are issued under the Company’s 2014 Founder’s Stock Option Plan, 2014 Employee Stock Option Plan, and the 2016 Omnibus Plan.  All securities are common stock options, stock appreciation rights and stock awards.  There are no warrants or other securities issued under these plans.

Recent Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities by the Company in 2015 and 2016 up to the date of filing that were not previously reported in Form 10-Q or 8-K filings.  Further, the following table does not reflect sales of unregistered securities made by Q2P prior to the consummation of the Merger.

To whom	Date	Number of shares	Consideration
Consultant / Service Provider	11/12/15	1,000,000	Services over 12 months
Consultant / Executive Recruiter	1/1/16	150,000	$40,000
Legal Counsel	1/1/16	37,919	$10,845
Convertible Note Holders	2/2/16	190,476	$40,000
Key Employees (3)	2/25/16	450,000	Services over 12 months
Convertible Note Holder	3/1/16	150,000	$31,500
Term Note Holder	3/15/16	100,000	Issuance of $150,000 note
Consultant	4/8/16	100,000	Services in settlement of dispute

We issued all of these securities to persons who were “accredited investors” as that term is defined in Rule 501 of Regulation D of the SEC, or to “sophisticated investors” or key employees; and each such person had prior access to all material information about us prior to the offer and sale of these securities, and had the right to consult legal and accounting professionals. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company and our wholly-owned subsidiary, Q2P, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Current Report, particularly in “RISK FACTORS.”

The Company’s operating subsidiary, Q2P was originally formed by Cyclone Power Technologies Inc. (“Cyclone”) in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it is today: to pursue waste-to-power and waste heat recovery business opportunities on a global basis.  The Company re-domiciled to Delaware as a corporation in April 2014, formally split from Cyclone in July 2014 pursuant to a Separation Agreement, and changed its name to “Q2Power Corp.” in February 2015.  It is licensed to do business in Florida and Ohio, where it maintains offices.

On November 12, 2015, Q2P consummated its Agreement and Plan of Merger (the “Merger Agreement”) with the Company (then called Anpath Group, Inc.) and the Company’s newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), resulting in the Merger

Subsidiary merging with and into Q2P.  As a result, Q2P was the surviving company and a wholly-owned subsidiary of AnPath (the “Merger”).

As a result of the Merger, all outstanding shares of Q2P were exchanged for 24,034,475 shares of the Company’s common stock, representing approximately 93% of the total issued and outstanding common stock of the Company, excluding stock options, warrants and convertible notes outstanding at such time.  In addition, the Company assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”), and 1,095,480 options outstanding thereunder.  Also pursuant to the Merger, the officers and directors of Q2P took over the management and Board of Directors of the Company.

In connection with the Merger, the Company sold the former operating entity of Anpath, ESI, to three former officers and shareholders of Anpath in exchange for the return of 470,560 shares of common stock of the Company and ESI retaining all of the old liabilities of ESI including a litigation judgment.

In December 2015, the Company officially changed its name to Q2Power Technologies, Inc. to reflect the new business direction of the Company – that of Q2P – after the Merger.  In February 2016, the Company changed its fiscal year end from March 31 to December 31 to reflect the year-end of its operating Subsidiary, and up-listed its common stock to the OTCQB.  The financial statements and footnotes to the financial statements reflect this change of fiscal year end.

A.

Plan of Operation

During the next 12 months we expect to spend approximately $2.0 to $2.5 million on operations, a material portion of which will go towards the development of our technology, deployment of additional pilot units, sales efforts, executive / administrative salaries, and general costs of being a public company. We may also pursue partnerships with or acquisitions of other synergistic revenue-producing business lines. We anticipate launching our commercialized Q2P Engine and CHP System and commencing sales of these products in 2016. This plan has already begun to generate revenue for the Company, as we signed our first sales agreement for a 10kW CHP System running on waste liquid fuels in January 2016, and expect additional orders like this in the coming quarters.  Revenue from these sales will help off-set our operational burn rate, in particular our R&D expenses (including salaries of technical personnel), some of which will become costs of goods sold and inventory as we enter into our commercial phase.

In the next 12 months we will need to raise additional funds to keep us operating at full capacity and on schedule with these plans. Our average monthly burn-rate is currently $150,000 per month, which has been reduced by management from about $200,000 per month in the first half of 2015. However, we estimate that this will increase again to approximately $200,000 per month by the middle of 2016 as we ramp-up development and sales efforts, including the hiring of new personnel.

It is our goal to have our sales revenue support our engineering and technical operational expenses by the end of 2016, reducing our monthly burn rate to primarily executive / administrative expenses, legal and accounting, and other costs of being a public company.  Management believes the Company will start generating higher revenues through the sale of its Q2P Engine and CHP Systems within the next six months, and may start generating revenue from other business lines such as bio-solid co-products by the end of the year.  Funds to cover operational short-falls over the following 12 months, estimated to be between $2.0 and $2.5 million, may be raised through the issuance of equity securities and/or debt funding.  Management is actively pursuing such financing, however, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014.

On February 12, 2016, the Board of Directors approved a change in the fiscal year end for the Company from March 31 to December 31.  This change is a result of the Merger, and reflects the fiscal year end period for

Q2P, the operating Subsidiary.  The Company’s financial statements further reflect the operations of Q2P in 2014 and 2015 up until the date of the Merger, November 12, 2015, and thereafter, the combined operations of Q2P and the public Company.

Statement of Operations

During the year ended December 31, 2015, the Company generated $20,000 of sales related to Q2P providing engineering services to one customer.  During the year ended December 31, 2014, the Company recorded no revenues.  Cost of sales during these periods were $5,802 and $0, respectively.

Q2Power recorded total expenses of $3,398,997 in the year ended December 31, 2015, an increase of $1,791,295 (111%) from our total expenses of $1,607,702 for the year ended December 31, 2014.  This increase in expenses resulted in a loss from operations of $3,384,799 in 2015, up from 1,607,703 (111%) in the previous year period. Some of the principal reasons behind the higher expenses and loss from operations in 2015 over the previous year were: intensive operations for Q2P in 2014 were only conducted for approximately half the year subsequent to the separation from Cyclone and initial round of funding at the end of July; operations for Q2P in 2015 involved a significant amount of personnel and R&D ramp-up and growth; and the Merger in 2015 resulted in materially higher professional fees.

Included in the expenses for 2015 and 2014 were the following material items:  Payroll increased to $559,219 in 2015 from $71,472 in the prior year (682%), which was principally due to the half year of payroll in 2014 plus additional engineers and other business and technical personnel being added in 2015.  Professional fees increased to $1,134,543, from $748,975 in the prior year (52%), primarily due to additional consultants on staff (paid in cash and stock), and higher legal and accounting costs in connection with the Merger and being a public company.  Research and development increased to $1,423,769 in 2015 from $565,431 in the previous year (152%) primarily due to the half year of operations in 2014, expanded technical and engineering staff, and more rigorous R&D efforts, including the deployment of the Company’s first pilot system in July 2015.

In total, the Company incurred a net loss of $3,536,021 in 2015 compared to $1,612,094 in 2014, an increase of $1,923,927.  The change in net loss was due to the higher operating expenses in 2015, as described above, plus a derivative liabilities loss of $131,530.  These derivative liabilities are further explained below.

Balance Sheet

Material changes in the Company’s balance sheet in 2015 over 2014 were due in part to 2015 reflecting the combined Q2P and public company assets, liabilities and equity.  In particular, Q2P assumed two Convertible Debentures in the total principal amount of $435,750 that existed with the public company prior to the Merger. Additionally, these Convertible Debentures, plus the Warrants that accompanied them, carried with them derivative liabilities due to the right of the holder to reduce the conversion price in the instance the Company issued stock at a lower price than $0.21 per share.  The derivative liability for these securities, plus the additional derivative liabilities in connection with the issuance of 500 shares of our Series A Preferred Stock for a $500,000 investment and the Warrants that accompanied that funding amounted to total derivative liabilities of $1,067,989 at the end of 2015, which did not exist in 2014.

Primarily as a result of the Convertible Debentures and derivative liabilities, as well as accounts payable that increased by $337,493 in 2015 over 2014, the Company’s total current liabilities in 2015 increased to $2,465,292 from $626,532 in 2014.  Accumulated deficit at December 31, 2015 was $5,365,379 as compared to $1,829,358 at the end of 2014, resulting from the higher net loss, and off-set in part by $942,544 in additional paid-in capital from our financings.

Cash Flow

Net loss in 2015 of $3,536,021 was off-set by non-cash operating expenses of: $717,082 in stock issued for services and related amortization expense, $517,039 in stock options issued to employees, $131,530 in derivative liability losses, $84,251 of depreciation and amortization, and $219,787 increase in accounts payable and accrued expenses.  As a result net cash used in operating activities amounted to $1,868,962 in 2015.

Financial Condition, Liquidity and Capital Resources

Since July 2014, the Company through Q2P has primarily devoted its efforts to commercializing the Q2P Engine and CHP System, developing its business model and recruiting executive management and key employees.   As a new entity, the Company has limited current business operations and nominal assets. The Company currently operates at a loss with minimal revenue and approximately $150,000 a month in operating expenses, which is comprised of salaries and fees to officers, directors and employees, our R&D budget, legal and accounting expenses, some marketing and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year. Since 2015 we have reduced our monthly burn from about $200,000 per month by terminating or renegotiating some consulting fees and employment contracts, and making other cuts in our operational budget. This monthly burn is expected to increase materially, however, over the following months as we add costs of being a public company and fund our growth.  The Company's burn rate and limited funds raise substantial doubt about the Company's ability to operate as a going concern.  See "Note 2 -- Basis of Presentation and Going Concern" in the Company's consolidated financial statements.

Since July 2014, Q2P has raised approximately $3.8 million in capital over four separate financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, the Company has been able to complete the prototype stage of its technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, secure top tier Directors with significant industry experience, and generate our first commercial product sale.  We will attempt to raise additional funding in 2016 to advance the Company’s technology through full commercialization and manufacturing. Details of these prior financings follows:

During the year ended December 31, 2014, Q2P raised $353,501 in its initial Seed Round Funding, excluding transaction costs of $51,000, in a convertible debt security which automatically converted to common stock at a post-Merger equivalent of approximately $0.35 per share on September 30, 2014.

Q2P raised $1,416,367 at a post-Merger stock price equivalent of approximately $0.79 per share in its Series A Funding Round during the year ended December 31, 2014.  Direct offering costs related to the Series A Funding Round were $30,000.  In January 2015, Q2P closed a continuation round of its Series A Funding, whereby it raised an additional $362,360 at the same price and terms.

On May 14, 2015, Q2P’s Board of Directors authorized a Rights Offering whereby each shareholder of Q2P received one Subscription Right for each share of common stock owned as of that date. The Subscription Rights allowed participating shareholders to purchase shares of common stock in Q2P at a post-Merger stock price equivalent of approximately $0.18 per share. The Rights Offering closed on June 3, 2015, at which time Subscriptions from approximately 90% of the Q2P shareholders totaling $1,061,975 had been received, inclusive of $821,516 in cash, the cancellation of $83,158 and $103,251 of payables and accrued expenses incurred in 2014 for outside and employee services, respectively, and $54,050 of subscriptions receivable.  Transaction costs associated with the Rights Offering totaled $10,000.

At the time of the Merger, Q2P had 70,689,632 shares of common stock outstanding, which converted to 24,034,475 shares of the Company pursuant to the Merger. Shares purchased in the Rights Offering accounted for approximately 75% of the shares converted for Company common stock.

Subsequent to the Merger, the Company raised an additional $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively.  The Preferred Stock is convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable after two years if not converted, and has no voting rights until converted to common stock.  The Preferred Stock holders also received 50% warrant coverage at an exercise price of $.50, with a five-year term and similar price protections as in the Preferred Stock.

All promissory notes and shares in these offerings were sold pursuant to an exemption from the registration requirements of the Securities Exchange Commission under Regulation D to accredited or sophisticated investors who completed questionnaires confirming their status. Unless otherwise described in this Current Report, reference to “restricted” common stock means that the shares have not been registered and are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

Separation from Cyclone and Related License Agreement

On July 29, 2014, Q2P (which at such time was called WHE Generation Corp., and renamed Q2Power Corp. on January 26, 2015) commenced operations as an independent company after receiving its initial round of seed funding and signing a formal separation agreement (the “Separation Agreement”) from Cyclone.  The Separation Agreement between Q2P and Cyclone provided for a formal division of certain assets, liabilities and contracts related to Q2P’s business, as well as establishing procedures for exchange of information, indemnification of liability, and releases and waivers for the principals moving forward.  As part of the separation from Cyclone, Q2P also purchased for $175,000 certain licensing rights to use Cyclone’s patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business (the “License Agreement”).   The License Agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone.

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.  The net balances as of December 31, 2015 for the Cyclone licensing rights and the Phoenix deferred revenue were $113,201 and $250,000, respectively. The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the December 31, 2015 and December 31, 2014 consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the years ended December 31, 2015 and 2014 was $43,750 and $18,229, respectively.

Stock Repurchase Agreement

On September 25, 2014, Q2P entered into a Stock Repurchase Agreement with Cyclone (the “Stock Repurchase Agreement”) whereby Q2P agreed to purchase 2,083,333 shares of common stock of the Company at a purchase price of $0.24 per share, for total consideration of $500,000.  Of the purchase price, $350,000 was paid on September 30, 2014, at which time Q2P retired 1,458,333 shares previously held by Cyclone.  The $150,000 balance of the purchase price was recorded as Related Party Obligation – Cyclone.  The 624,999 shares associated with the $150,000 portion of the purchase price were reissued to Cyclone on July 21, 2015, based on claims made by Q2P that Cyclone had not fulfilled material terms in the Stock Repurchase Agreement, as well as other claims, and as a result the balance of $150,000 would not be owed. Cyclone disputed these claims.   Q2P also recorded $567,637 against additional paid in capital related to the shares of common stock of Cyclone held as an investment by Q2P that were returned to Cyclone, payables of Cyclone paid by Q2P on behalf of Cyclone and write-off of the intercompany receivable from Cyclone. This was offset by the deferred revenue from Phoenix Power and Clean Carbon of Australia that was transferred to Q2P in the Separation Agreement.

In April 2016, the Company and Cyclone resolved their dispute regarding the Stock Purchase Agreement, whereby the parties agreed to terminate that agreement and all amounts owed by either party to the other, including a release of all claims.  The Company paid a consultant 100,000 shares of restricted common stock in connection with the negotiation and signing of that agreement.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of December 31, 2015, the Company had an accumulated deficit of $5,365,379. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

                Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).  Disclosures regarding our Critical Accounting Policies are provided in Note 3 of the footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2015.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Q2Power Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Q2Power Technologies and Subsidiary (the “Company") as of December 31, 2015, and the related consolidated statements of operations, stockholders’ and members’ equity (deficit), and cash flows for the year then ended.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q2Power Technologies and Subsidiary as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital and recurring operating losses raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Fort Lauderdale, Florida

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Q2Power Technologies, Inc. (f/k/a Q2Power Corp.)

We have audited the accompanying balance sheet of Q2Power Technologies, Inc. (f/k/a Q2Power Corp.) (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ and members’ equity (deficit), and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Q2Power Technologies, Inc. (f/k/a Q2Power Corp.) as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman

Fort Lauderdale, Florida August 19, 2015

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$1,012	$265,374
Restricted cash	-	10,010
Prepaid expenses	24,333	7,683
TOTAL CURRENT ASSETS	25,345	283,067

SOFTWARE, PROPERTY AND EQUIPMENT, NET	100,734	52,389

OTHER ASSETS
Licensing rights in Cyclone, net	113,021	156,771
Total other assets	113,021	156,771
TOTAL ASSETS	$239,100	$492,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$541,763	$204,270
Debentures-Alpha Capital Anstalt	435,750	-
Derivative liabilities	1,067,989	-
Related party obligation – Cyclone	150,000	150,000
Capitalized lease obligations-current portion	9,726	12,198
Deferred revenue and license deposits	260,064	260,064
TOTAL CURRENT LIABILITIES	2,465,292	626,532

NON CURRENT LIABILITIES
Capitalized lease obligation-net of current portion	-	10,165
Total non-current liabilities	-	10,165

TOTAL LIABILITIES	2,465,292	636,697

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 500 and 0 shares issued and outstanding at December 31, 2015 and 2014, respectively (liquidation preference of $504,028)	319,264	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 26,624,227 and 5,232,542 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,662	523
Additional paid-in capital	3,106,369	2,163,825
Treasury stock, 212,500 shares, at cost	(150,000)	(150,000)
Subscription receivable	(3,787)	(100,000)
Prepaid expenses with common stock - related parties	(135,321)	(229,459)
Accumulated deficit	(5,365,379)	(1,829,358)
TOTAL STOCKHOLDERS' DEFICIT	(2,545,456)	(144,470)
TOTAL LIABIITIES AND STOCKHOLDERS' DEFICIT	$239,100	$492,227

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2015	2014

REVENUES	$20,000	$-
COST OF REVENUES	5,802	-
Gross profit	14,198	-

EXPENSES
Payroll	559,219	71,472
Professional fees	1,134,543	748,975
Research and development	1,423,769	565,431
Selling, general and administrative	281,466	221,824
Total Expenses	3,398,997	1,607,702

LOSS FROM OPERATIONS	(3,384,799)	(1,607,702)

OTHER EXPENSE
Interest expense	(19,691)	(4,391)
Change in value of derivative liabilities	(131,530)	-
Total Other Expense	(151,221)	(4,391)

LOSS BEFORE INCOME TAXES	(3,536,021)	(1,612,093)

INCOME TAXES	-	-

NET LOSS	(3,536,021)	(1,612,093)

PREFERRED STOCK
Series A convertible contractual dividends	(4,027)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,540,048)	$(1,612,093)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC	$(0.21)	$(0.47)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - DILUTED	$(0.21)	$(0.47)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING BASIC	16,678,368	3,464,815
DILUTED	16,782,118	3,464,815

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Prepaid Expenses with Common	Subscription	Membership Interest	Prepaid Expenses with Membership	Accumulated	Total Stockholders' and Members'
	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	in LLC	Interest in LLC	Deficit	Equity (Deficit)
Balance, December 31, 2013	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ 840,000	$ (277,084)	$ (217,266)	$ 345,650

Conversion of membership interest in Cyclone-WHE, LLC to restricted shares of WHE Generation Corp.	-	-	1,924,855	192	839,808	-	-	-	(840,000)	-	-	-

Conversion of prepaid expenses with membership interest to prepaid expenses with common stock	-	-	-	-	-	-	(277,084)	-	-	277,084	-	-

Repurchase and retirement of restricted shares in connection with Cyclone Power Stock Repurchase Agreement	-	-	(495,833)	(50)	(349,950)	-	-	-	-	-	-	(350,000)

212,500 shares returned in connection with Cyclone Stock Repurchase Agreement	-	-	-	-	-	(150,000)	-	-	-	-	-	(150,000)

Separation with Cyclone	-	-	-	-	(567,637)	-	-	-	-	-	-	(567,637)

Issuance of restricted shares on cashless exercise of warrant	-	-	408,000	41	99,959	-	-	(100,000)	-	-	-	-

Issuance of restricted shares for outside services	-	-	576,363	58	392,392	-	47,625	-	-	-	-	440,074

Issuance of restricted shares for employee services	-	-	34,000	3	26,997	-	-	-	-	-	-	27,000

Sale of common stock, net of direct offering costs of $30,000	-	-	1,783,573	178	1,386,189	-	-	-	-	-	-	1,386,367

Conversion of debt and interest to equity in Seed Round, net of transaction fees of $51,000	-	-	1,001,584	100	302,401	-	-	-	-	-	-	302,501

Stock based compensation	-	-	-	-	33,667	-	-	-	-	-	-	33,667

Net loss year ended December 31, 2014	-	-	-	-	-	-	-	-	-	-	(1,612,092)	(1,612,092)

Balance, December 31, 2014	-	-	5,232,542	523	2,163,825	(150,000)	(229,459)	(100,000)	-	-	(1,829,358)	(144,470)

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Prepaid Expenses with Common	Subscription	Membership Interest	Prepaid Expenses with Membership	Accumulated	Total Stockholders' and Members'
	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	in LLC	Interest in LLC	Deficit	Equity (Deficit)
Balance, December 31, 2014	-	-	5,232,542	523	2,163,825	(150,000)	(229,459)	(100,000)	-	-	(1,829,358)	(144,470)

Issuance of restricted shares for outside services	-	-	329,153	33	261,353	-	229,459	-	-	-	-	490,845

Issuance of restricted shares for employee services	-	-	30,600	3	24,297	-	-	-	-	-	-	24,300

Sale of common stock	-	-	456,305	46	362,314	-	-	-	-	-	-	362,360

Sales of common stock in Rights Offering, net of direct offering costs of $10,000	-	-	18,117,971	1,812	1,053,952	-	(16,154)	(3,787)	-	-	-	1,035,823

Retirement of restricted shares received in connection with settlement of note receivable and subscription receivable from related party	-	-	(132,096)	(13)	(104,887)	-	-	100,000	-	-	-	(4,900)

Amortization of stock option grants	-	-	-	-	517,039	-	-	-	-	-	-	517,039

Merger Q2Power Corp with Q2Power Tech	-	-	1,835,312	184	(719,023)	-	-	-	-	-	-	(718,839)

Settlement of debt with common stock	-	-	225,000	23	27,852	-	-	-	-	-	-	27,874

Issuance of shares for Greenblock consulting agreement	-	-	1,000,000	100	129,900	-	(130,000)	-	-	-	-	-

Amortization of Greenblock agreement	-	-	-	-	10,833	-	10,833	-	-	-	-	21,666

Retirement of common stock received pursuant to sale of ESI subsidiary	-	-	(470,560)	(47)	(617,059)	-	-	-	-	-	-	(617,106)

Series A, preferred stock contractual dividends	-	-	-	-	(4,027)	-	-	-	-	-	-	(4,027)

Net loss year ended December 31, 2015	-	-	-	-	-	-	-	-	-	-	(3,536,021)	(3,536,021)

Balance, December 31, 2015	-	$ -	26,624,227	$2,662	$3,106,369	$(150,000)	$ (135,321)	$ (3,787)	$ -	$ -	$(5,365,379)	$ (2,545,456)

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,536,021)	$(1,612,093)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	84,251	22,547
Restricted shares issued for outside services	376,226	265,075
Restricted shares issued for employee services	111,397	27,000
Amortization of stock option grants	517,039	33,667
Amortization of prepaid expenses via common stock	229,459	175,000
Change in value of derivative liabilities	131,530	-
Amortization of preferred stock discount	13,492	-
Changes in operating assets and liabilities
Decrease in due to related party - Cyclone	-	59,691
Decrease in prepaid expenses	(16,121)	49,192
Increase in accounts payable & accrued expenses	219,787	207,771
Net cash used in operating activities	(1,868,962)	(772,150)

CASH FLOWS FROM INVESTINGING ACTIVITIES
Expenditures for property and equipment	(88,846)	(32,036)
Expenditures for licensing rights in Cyclone	-	(175,000)
Payables of Cyclone paid in separation	-	(78,489)
Net cash used in financing activities	(88,846)	(285,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(12,637)	(2,308)
Proceeds from note payable	-	299,000
Proceeds from loans payable - related parties	70,000	-
Repayments of loans payable - related parties	(70,000)	-
Proceeds from sales of common stock in Rights Offering, net of amounts deposited in escrow and direct offering costs	855,568	1,376,357
Repurchase and retirement of common stock – Cyclone	-	(350,000)
Receipt of restricted cash previously held in escrow	10,010	-
Proceeds from sale of redeemable preferred stock and common stock warrant	500,000	-
Proceeds from sales of common stock	362,360	-
Net cash provided by financing activities	1,715,300	1,323,049

NET (DECREASE) INCREASE IN CASH	(242,508)	265,374
CASH - Beginning of period	265,374	-
CASH - End of period	$1,012	$265,374

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$6,199	$890

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the years ended
	December 31,
	2015	2014

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Merger of Q2Power Corp with Q2Power Technologies, Inc.	$718,839	$-
Retirement of common stock received pursuant to sale of ESI subsidiary	$617,106	$-
Issuance of 64,338 shares of common stock for subscription receivable	$3,787	$-
Conversion of debt assumed in merger to 225,000 shares of common stock	$27,874	$-
Retirement of restricted shares in settlement of notes and subscription receivables from related parties	$104,900	$-
Conversion of accounts payable and accrued expenses to common stock in Rights Offering	$196,409	$-
Accrual of contractual dividends on Series A convertible preferred stock	$4,027	$-
Restricted cash held in escrow by attorney from sale of common stock	$-	$10,010
Equipment purchased under capital lease	$-	$24,671
Conversion of membership interest in Cyclone-WHE, LLC to restricted shares of WHE Generation Corp.	$-	$840,000
Conversion of prepaid expenses with membership interest to prepaid expense with common stock	$-	$277,084
Return of 212,500 restricted shares of common stock for contingent liability - Cyclone	$-	$150,000
Separation with Cyclone	$-	$567,637
Issuance of 408,000 restricted shares of common stock for cashless warrant exercise	$-	$100,000
Conversion of debt and interest to 1,001,584 restricted shares of common stock	$-	$353,501

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Power Technologies, Inc. (hereinafter the “Company”) was incorporated in Delaware on August 26, 2004. The Company is primarily a holding company for its sole subsidiary, Q2Power Corp.  Formerly, the Company’s name was Anpath Group, Inc., and prior to that, Telecomm Sales Network, Inc.

The Company, through its subsidiary, Q2Power Corp. (the “Subsidiary” or “Q2P”), operates a renewable power company focused on the conversion of waste to energy and other valuable “reuse” products.  Q2P plans to utilize proprietary technology and business models demonstrated in the solar and wind power industries to monetize waste energy resources such as methane, waste fuel and other organic waste.  The operations of the Company are essentially those of the Subsidiary.

On November 12, 2015, the Company and its special purpose merger subsidiary completed a merger (the “Merger”) with Q2P. As a result of the Merger, all outstanding shares of Q2P were exchanged for 24,034,475 shares of the Company’s common stock, which represented an exchange ratio of 0.34 shares of the Company for every one share of Q2P (the “Exchange Ratio”).  In addition, the Company assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”), and 1,095,480 options outstanding thereunder. Also pursuant to the Merger, the officers and directors of Q2P assumed control over the management and Board of Directors of the Company.  Subsequent to the Merger, the Company officially changed its name to Q2Power Technologies, Inc.

On December 1, 2015, in connection with the Merger the Company also sold its prior operating subsidiary, EnviroSystems Inc. (“ESI”), to three former shareholders in exchange for a return of 470,560 shares of the Company’s common stock. ESI assumed all debt, payables and a litigation judgment that was on its books as of the Merger date.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The Company has incurred net losses of $3,536,021 and $1,612,093 for the years ended December 31, 2015 and 2014, respectively. The accumulated deficit since inception is $5,365,379, which is comprised of operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses. The Company has a working capital deficit at December 31, 2015 of $2,439,947. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from power purchase agreements, product sales, and continuing to raise funds through debt or equity offerings. The Company will also likely continue to rely upon related-party debt or equity financing, which may not be available at the time required by the Company.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of identifiable intangible assets and other long-lived assets, derivative liabilities, income taxes and contingencies. Actual results could differ from these estimates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.

Cash

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows.  The Company maintains cash balances at two financial institutions, and has experienced no losses with respect to amounts on deposit.

At December 31, 2015 and 2014, cash held in banks totaled $1,012 and $265,374, respectively. As of December 31, 2014, restricted cash consists of funds held in escrow by an attorney in connection with the sale of common stock to investors.  These funds were released to the Company in March 2015.

Revenue Recognition

Revenue will be recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue. The Company will not allow its customers to return prototype products.

For the year ended December 31, 2015, the Company has recognized revenue of $20,000 related to two engineering services agreements with one customer, which were completed in the fourth quarter.

Research and Development

Research and development activities for product development are expensed as incurred. Costs for years ended December 31, 2015 and 2014 were $1,423,769 and $565,431, respectively.

Stock Based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50, “Equity Based payments to Non-employees”. The Company measures the fair value of the equity instruments issued based on the market price of the Company’s stock at the time services or goods are provided.

Common Stock Options

The Black-Scholes option pricing valuation method is used to determine fair value of these options consistent with ASC 718, “Share Based Payment”. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the awards and risk-free interest rates.

Derivatives

Derivatives are recognized initially at fair value. Subsequent to initial recognition, derivatives are measured at fair value, and changes are therein generally recognized in profit or loss.

Software, Property and Equipment

Software, property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Years
Software	2
Furniture and equipment	7
Computers	5

Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long Lived Assets

The Company continually evaluates the carrying value of intangible assets and other long lived assets to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, the Company has not recognized any impairment charges.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by FASB ASC 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

Basic and Diluted Loss Per Share

On July 22, 2015, the previous Board of Directors authorized that the Company effectuate a reverse split of its issued and outstanding Common Stock in the ratio of one (1) post-split share of Common Stock for every seven (7) shares of pre-split Common Stock, while retaining the current par value of $0.0001 per share, with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company, with all fractional shares that would otherwise result from such reverse split being rounded up to the nearest whole share. The reverse stock split has been retroactively adjusted throughout the consolidated financial statements.

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares issued from the conversion of convertible preferred stock and shares issued for the issuance of convertible debt. As of December 31, 2015, total dilutive shares amounted to approximately 103,750 shares, consisting of potentially dilutive shares related to convertible debentures. There were no dilutive shares as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers”, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the future impact of the ASU on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718)” or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The amendments in ASU 2014-12 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”, to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The ASU is effective for annual periods ending after December 15, 2016. The Company is currently assessing the impact of the ASU on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Assets”, requiring management to provide a classification of all deferred taxes as noncurrent assets or noncurrent liabilities. This ASU is effective for annual periods beginning after December 15, 2016.  The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, requiring management to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently assessing the impact of the ASU on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842) (the Update)”, requiring management to recognize any right-to-use-asset and lease liability on the statement of financial position for those leases previously classified as operating leases.  The criteria used to determine such classification is essentially the same as under the previous guidance, but it is more subjective. The lessee would classify the lease as a finance lease if certain criteria at lease commencement are met.  This ASU is effective for fiscal years beginning after December 15, 2018.  The Company is currently assessing the impact of the ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)”, which applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options, and requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One criterion is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract.  This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the ASU on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718, “Compensation – Stock Compensation.”  The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures.   This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  The Company is currently assessing the impact of the ASU on its financial statements.

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

The Company maintains cash accounts in two quality financial institutions. The Company has not experienced any losses in its bank accounts through December 31, 2015.

The Company purchases much of its machined parts through Precision CNC, a company that sub-leases office space to Q2P and owns a non-controlling interest in the Company.  Further, one of the principals of Precision CNC is a Vice President of Q2P.  Should Precision CNC no longer be able to provide such manufacturing services to the Company, it may prove difficult to find a suitable replacement in a timely and affordable manner, thus, the loss of this supplier could have a materially adverse impact on the Company’s operations and financial position. For the years ended December 31, 2015 and 2014 the amounts paid to Precision CNC totaled $160,601 and $110,814, respectively, and consisted of rent and research and development expenses for machined parts.

NOTE 4 – SOFTWARE, PROPERTY AND EQUIPMENT, NET

Software, property and equipment, net consists of the following:

	December 31, 2015	December 31, 2014
Software	$83,735	$24,671
Furniture and Computers	51,643	25,991
Shop Equipment	9,540	6,045
Total	144,918	56,707
Accumulated depreciation and amortization	44,184	4,318
Net software, property and equipment	$100,734	$52,389

At December 31, 2015 and 2014, the Company has software under capital leases with gross value of $24,671 and $24,671, respectively, net of accumulated depreciation and amortization of $15,419 and $3,084, respectively.

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $39,866 and $4,318, respectively.

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

On July 28, 2014, Q2P (which at such time was called WHE Generation Corp., and renamed Q2Power Corp. on January 26, 2015) commenced operations as an independent company after receiving its initial round of seed funding and signing a formal separation agreement with Cyclone Power Technologies, Inc. (“Cyclone”).  Cyclone had originally established Q2P as a wholly-owned Florida limited liability company (“LLC”) in 2010.  In April 2014, in contemplation of its separation from Cyclone and initial funding, the Company redomiciled from Florida to Delaware and converted from an LLC to a corporation.  In connection with this transaction, 1,132,268 membership interests in the LLC were exchanged for 1,924,855 shares in the Company.  At December 31, 2014, Cyclone owned 17.63% in Q2P after dilution of its interest as a result of the separation, the Seed Round of funding, a Stock Repurchase Agreement, and the subsequent Series A Funding Round (a common stock offering).  As of

December 31, 2015, Cyclone owned approximately 3% of Q2P after dilution of its interest as a result of the continuation of the Series A Round of funding and a Rights Offering in May 2015.

The separation agreement between Q2P and Cyclone provided for a formal division of certain assets, liabilities and contracts related to Q2P’s business, as well as establishing procedures for exchange of information, indemnification of liability, and releases and waivers for the principals moving forward.

As part of the separation from Cyclone, Q2P purchased for $175,000 certain licensing rights to use Cyclone’s patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business.   This agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.  The net balances as of December 31, 2015 and 2014 for the Cyclone licensing rights were $113,021 and $156,771, respectively, and the net balances as of December 31, 2015 and 2014 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the consolidated balance sheets.  Under the terms of the revised agreement with Phoenix Power Group, revenue associated with these deferrals will be recognized subject to the achievement of certain milestones, as follows:  (1) on the completion of certain performance testing of the engine, deferred revenue of $150,000 will be recognized; and (2) on the delivery of the first 10 “Generation 1 Engines”, other deferred revenue will be recognized at a rate of $10,000 per delivered engine.

In connection with the separation from Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the December 31, 2015 and 2014 consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the years ended December 31, 2015 and 2014 was $43,750 and $18,229, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Expenses prepaid with common stock for the years ended December 31, 2015 and 2014 totaled $135,321 and $229,459, respectively.  The balance at December 31, 2015 relates to stock issued to Greenblock Capital ("GBC") for future services with a remaining amount of $119,167, and shares purchased by the CEO and paid for through salary deductions with a remaining amount of $16,154.  The balance at December 31, 2014 relates to stock issued to Precision CNC for future services.

The Company sub-leases approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio.  The sublease provides for the Company to pay rent monthly in the amount of $2,500, which covers space and some utilities.  Occupancy costs for the years ended December 31, 2015 and 2014 were $30,000 and $20,000, respectively.  The sublease is month-to-month, however, Precision CNC must provide the Company 90 days notice to terminate.  The Company also purchases much of its machined parts through Precision CNC.  Precision CNC owns a non-controlling interest in the Company, and one of the principals of Precision CNC is a Vice President of Q2P.  The Company also maintains an executive office in Florida, which is leased by GBC.  The Company has no formal agreement for this space, but paid GBC $10,000 and $0 for the space for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, the amounts paid to Precision CNC totaled $160,601 and $110,814, respectively, and consisted of rent and research and development expenses for machined parts. Accounts payable and accrued expenses at December 31, 2015 and 2014 includes $31,048 and $33,281, respectively, to Precision CNC.

In September 2015, the Company received $10,000 from a member of the Board of Directors, who also serves as the Company’s SEC counsel, in exchange for a promissory note to repay this amount plus $500 interest on demand but no earlier than October 1, 2015.  This principal and interest were repaid in December 2015.

GBC loaned the Company $60,000 in 2015, which was repaid without interest in the same period.  In connection with the Merger, GBC received 1,000,000 shares of unregistered common stock for consulting services to be rendered in the amount of $260,000. The Company’s (Anpath’s) former director, Christopher J. Spencer, owns a majority interest in GBC, and our CEO is a Managing Director of GBC, although he has no equity or voting rights in GBC.

NOTE 7 – INCOME TAXES

                A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2015 and 2014 (computed by applying the U.S. Federal corporate tax rate of 34 percent to the loss before taxes) is as follows:

	2015	2014
Tax benefit at U.S. statutory rate	$1,202,247	$548,111
State taxes, net of federal benefit	--	--
Stock and stock based compensation	(350,942)	(196,730)
Net derivative expenses	(44,659)	--
Derivative expense	(4,587)	--
Other permanent differences	(1,213)	(757)
Increase in valuation allowance	(800,846)	(350,624)
	$--	$--

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Net operating loss carry-forward	$1,165,617	$353,439
Deferred tax liabilities – accrued salaries	(14,656)	(2,815)
Depreciation expense	509	--
Net deferred tax assets	1,151,470	350,624
Valuation allowance	(1,151,470)	(350,624)
Total net deferred tax asset	$--	$--

At December 31, 2015 and 2014, the Company had net deferred tax assets of $1,151,470 and $350,624 principally arising from net operating loss carry-forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2015 and 2014. At December 31, 2015, the Company has net operating loss carry forwards totaling $3,428,285, which will begin to expire in 2034.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC.  During the year ended December 31, 2015 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

The limitations imposed by the IRC would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly.  However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

NOTE 8 – NOTES PAYABLE AND DEBENTURES

On July 2, 2014, the Company closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures in the total aggregate principal amount of $435,500 due March 31, 2015, and a Common Stock Purchase Warrant to purchase a total of 415,000 shares at $2.45 per share (based on post 7:1 reverse split numbers), exercisable for a period of five years. The debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the debentures, including our Subsidiary and its assets. The debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the debentures, as well as other standard protections for the holder.

On September 23, 2015, the Company entered into a Modification and Extension Agreement to modify the terms of the debentures to extend the maturity date of the debentures to July 31, 2016, and reset the conversion price of the debentures to $0.21. Pursuant to the Merger, the debentures and warrants remained an outstanding obligation of the Company, thus were assumed by Q2P.

NOTE 9 – FAIR VALUE MEASUREMENT AND DERIVATIVES

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

All derivatives recognized by the Company are reported as derivative liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date.  Unrealized gains and losses on derivative instruments are included in change in value of derivative liabilities on the consolidated statement of operations.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$376,065	$-	$-	$376,065
Ratchet provision in common stock warrants included with preferred stock	51,203	-	-	51,203
Debenture embedded conversion feature	560,778	-	-	560,778
Ratchet provision in common stock warrants included with debentures	79,943	-	-	79,943
Total derivatives	$1,067,989	$-	$-	$1,067,989

There were no derivative liabilities at December 31, 2014.

There were no transfers between levels during the year to date ended December 31, 2015.

 As part of the Merger, the Company assumed debentures that are convertible into shares of common stock, which Anpath issued in July 2014. The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the Company issued in connection with the debentures 415,000 warrants to purchase the Company’s common stock.  The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares of be issued upon settlement they are classified as liabilities under ASC 815.

The terms of the convertible redeemable preferred stock (see Note 10) include an anti-dilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $0.26 per share, subject to certain defined excluded issuances.  Accordingly, we bifurcated the embedded conversion feature, which is shown as a derivative liability recorded at fair value on the consolidated balance sheet.

The agreement setting forth the terms of the common stock warrants issued to the holders of the convertible preferred stock (see Note 10) also includes an anti-dilution provision that requires a reduction in the warrant’s exercise price of $0.50 should the conversion ratio of the convertible preferred stock be adjusted due to anti-dilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the consolidated balance sheet.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the period:

	Year Ended December 31, 2015
	Preferred stock embedded conversion feature	Ratchet provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Ratchet provision in common stock warrants included with debentures	Total
Fair value,
beginning of period	$--	$--	$--	$--	$--
Net unrealized
losses on derivatives	205,509	23,503	(85,319)	(12,163)	131,530
Purchases and issuances	170,556	27,700	646,097	92,106	936,459
Sales and settlements,
included in
derivative gain (loss)	--	--	--	--	--
Gross transfers in	--	--	--	--	--
Gross transfers out	--	--	--	--	--
Fair value, end of period	$376,065	$51,203	$560,778	$79,943	$1,067,989

Changes in realized (gains)
losses, included in
income on
instruments held
at end of period	--	--	--	--	--
Changes in unrealized
losses, included
in income on
instruments held
at end of period	$205,509	$23,503	$(85,319)	$(12,163)	$131,530

The Company’s derivative liabilities are valued by using Black Scholes methods which approximate Monte Carlo Simulation methods. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These derivative liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company uses Black Scholes methods which approximate Monte Carlo Simulation methods to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 42.33 – 52.08%, risk free rates of 0.49 - 1.76% and an expected term of 0.60 years to 5.00 years.

NOTE 10 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

On July 22, 2015, the previous Board of Directors authorized that the Company effectuate a reverse split of its issued and outstanding Common Stock in the ratio of one (1) post-split share of Common Stock for every seven (7) shares of pre-split Common Stock, while retaining the current par value of $0.0001 per share, with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company, with all fractional shares that would otherwise result from such reverse split being rounded up to the nearest whole share. The reverse stock split has been retroactively adjusted throughout the financial statements.

To the extent that the common stock share issuances described below were issued before November 12, 2015, they take into account the Merger of Q2P with the Company and the Exchange Ratio received by the Q2P shareholders.

During the period ended December 31, 2015, the Company issued 21,994,341 shares of restricted common stock valued at $1,142,845 and retired 602,656 shares of restricted common stock valued at $722,006.  Details of these issuances are provided below.

In January 2015, the Company closed a continuation round of its Series A funding, whereby it raised $362,360 with the issuance of 456,305 shares of common stock.

On March 20, 2015, our Board of Directors awarded 30,600 shares of restricted common stock totaling $24,300, as a bonus to the Company’s Chief Technology Officer.

On June 3, 2015, the Company closed a Rights Offering in which it received $1,065,763 for 18,117,971 shares of common stock. Such subscriptions were inclusive of $821,516 in cash, the cancellation of $93,158 and $103,251 of payables and accrued expenses incurred in 2014 for outside and employee services, respectively, and $47,838 of subscriptions receivable. Transaction costs associated with the Rights Offering totaled $10,000. As of December 31, 2015, the balance of subscriptions receivable was $3,787.  As of December 31, 2015, future wage deferrals related to the Rights Offering, classified as expenses prepaid with common stock with related parties, amounted to $16,154.

In June 2015, the Company’s CEO surrendered 125,800 shares of restricted common stock to satisfy a promissory note owed to Q2P in the amount of $99,900 created in connection with the 2014 exercise of his warrants, which were issued in 2010 related to his services previously rendered.  Additionally, the Company’s COO surrendered 6,296 shares of restricted common stock in satisfaction of a note receivable generated in 2014 in the amount of $5,000.  The total value surrendered in connection with these shares totaled $104,900 (see Note 10).

During the period ended December 31, 2015, the Company also issued 329,153 shares of restricted common stock valued at $261,386 for consulting services.  These share issuances, along with shares issued to consultants as of December 31, 2014, were being amortized (based on the term of service), and a total of $515,145 of expense associated with these common stock issuances was recorded for the period ended December 31, 2015.

In connection with the Merger, the Company assumed 1,835,312 shares owned by the listed shareholders of Anpath, resulting in an adjustment to common stock of $184, and additional paid in capital of ($719,023).

In November and December 2015, the Company also issued 1,000,000 shares of unregistered common stock to an affiliated consultant in the Merger for services to be rendered in the amount of $260,000, and 225,000 shares of common stock to a former Director of the Company for the retirement of approximately $28,000 in debt.

Subsequent to the Merger in November 2015 in connection with the sale of its former subsidiary ESI, the Company signed an agreement and received 470,560 shares of the Company’s common stock from the buying shareholders.

On September 25, 2014, the Company entered into a Stock Repurchase Agreement with Cyclone whereby the Company agreed to purchase 708,333 shares of its common stock at a purchase price of $0.24 per share, for total consideration of $500,000.  Of the purchase price, $350,000 was paid on September 30, 2014, at which time the Company retired 495,833 shares previously held by Cyclone.  The 212,500 shares associated with the second $150,000 portion of the purchase price were received by Q2P and were included in treasury stock. As of December 31, 2015, facts surrounding Cyclone’s performance under the Stock Repurchase Agreement and Q2P’s obligation to repurchase the 212,500 shares had arisen. As a result, as of December 31, 2015, the Company had reissued and was holding a stock certificate to Cyclone in the amount of 212,500 shares and classified the balance sheet line item as “Related Party Obligation – Cyclone.”  The balance of Related Party Obligation at December 31, 2015 and 2014 was $150,000 and $150,000, respectively. On April 8, 2016, the parties settled their dispute and terminated the Stock Purchase Agreement with no additional amounts paid by the Company, and Cyclone retaining their 212,500 shares.  A consultant received 100,000 shares of Company common stock in connection with the negotiation and signing of this settlement.

Convertible Redeemable Preferred Stock

On November 17, 2015, the Company issued $500,000 of Series A 6% Convertible Preferred Stock (the “Preferred Stock”).  The Preferred Stock is convertible at $0.26 per share of the Company’s common stock (the “Conversion Price”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.  On the second anniversary of the Original Issue Date (the “Two Year Redemption Date”), the Company is obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”).  Each share of Preferred Stock receives warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

The Preferred Stock has price protection provisions in the case that the Company issues any shares of stock not pursuant to an “Exempt Issuance” at a price below the Conversion Price. Exempt Issuances include: (i) shares of Common Stock or common stock equivalents issued pursuant to the Merger or any funding contemplated by the Merger; (ii) any common stock or convertible securities  outstanding as of the date of closing; (iii) common stock or common stock equivalents issued in connection with strategic acquisitions; (iv) shares of common stock or equivalents issued to employees, directors or consultants pursuant to a plan, subject to limitations in amount and price; and (v) other similar transactions. The Certificate of Designation contains restrictive covenants not to incur certain debt, repurchase shares of common stock, pay dividends or enter into certain transactions with affiliates without consent of holders of 67% of the Preferred Stock. The unconverted shares of Preferred Stock must be redeemed in two years from issuance.

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity.  The proceeds have been allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself.   The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance.  This discount is amortized to interest expense over the term of the redemption period (2 years) which will result in the accretion of the Preferred Stock to its full redemption value.  Unamortized discount as of December 31, 2015 was $184,764.  Interest expense for the year ended December 31, 2015 was $13,492.

The Preferred Stock also carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016.  These dividends are accrued at each reporting period.  They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

The following is a summary of all outstanding common stock warrants as of December 31, 2015:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate fair value
Warrants issued in connection with issuance of Debentures	415,000	$2.45	3.30	$79,943
Warrants issued in connection with issuance of Preferred Stock	961,538	$0.50	4.95	$51,203

NOTE 11 – STOCK OPTIONS

On July 31, 2014, the Board of Directors of Q2P approved the Founders Stock Option Plan (“Founders Plan") and the 2014 Employee Stock Option Plan (the “2014 Plan”), collectively the “Option Plans”. The Option Plans were developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase restricted common stock of the Company. On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional 4 million shares of common stock, stock options, stock rights, or stock appreciation rights to be granted by the Board in its discretion.

No options were issued under the Founders Plan for the year ended December 31, 2015.

In recognition of and compensation for services rendered by employees and advisors for the year ended December 31, 2015, Q2P issued 1,137,000 common stock options under the 2014 Plan, as follows:  On March 20, 2015, the Board of Directors authorized the issuance of options to purchase 600,000 shares of restricted common stock to key employees, which contained vesting provisions that provide for vesting of the award semi-annually over a period of 3 years from the vest start date; on June 2, 2015, the Board of Directors authorized the issuance of options to purchase 250,000 shares of restricted common stock to its independent board member, which contained provisions for the vesting of the award over three months from the date of grant; and on June 30, 2015, the Board of Directors authorized the issuance of options to purchase 287,000 shares of restricted common stock to key employees and its CFO.  During the period ending December 31, 2015, 15,000 options were cancelled due to termination of employment.

The options awarded prior to the merger under the 2014 Plan in 2015 were valued at $261,223 (before cancellation) (pursuant to the Black Scholes valuation model, and as further detailed in the table detailing the calculation of fair value below), based on an exercise price of $0.27 per share and with a maturity life of 10 years.

Pursuant to the provisions of the Option Plans, upon the event of a change in control, all options outstanding under the Option Plans became immediately vested and exercisable, and, on November 11, 2015 the Board of Directors authorized the accelerated vesting of all outstanding options issued under the Founders Plan and the 2014 Plan.

As a result of the Merger, the Company assumed the Founders Plan and the 2014 Plan, and all issued option grants became subject to the Exchange Ratio.  Such option grants were assumed by the Company with an exercise price equal to the fair market value of the Company’s common stock on the date of the Merger, or $0.30.

Subsequent to the Merger and in addition to the 2015 Option grants described above, on November 15, 2015, the Board of Directors authorized the issuance of options to purchase 60,000 shares of common stock to our CFO, which contained vesting provisions that provide for vesting of the award at December 31, 2015; on November 18, 2015, the Board of Directors authorized the issuance of options to purchase 490,000 shares of common stock to key employees, options to purchase 60,000 shares of common stock to a member of the board (who abstained from the vote of the issuance of such options), and options to purchase 80,000 shares of common stock to key advisors, which contained vesting provisions that provide for vesting of the award semi-annually over a period of 3 years from the vest start date. The options awarded under the 2014 Plan subsequent to the Merger were valued at $122,820 (including options granted to the Company’s CFO) (pursuant to the Black Scholes valuation model, and as further detailed in the table detailing the calculation of fair value below), based on an exercise price of $0.30 per share and with a maturity life of 10 years.

For the year ended December 31, 2015, the charge to the consolidated statement of operations for the amortization of stock option grants awarded under these two Option Plans was $517,039.

A summary of the common stock options issued under the Option Plans for the period from December 31, 2013 through December 31, 2015 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2013	--	$--	--
Options issued	833,000	0.13	9.5
Options exercised	--	--	--
Options cancelled	(119,000)	$0.12	9.5
Balance, December 31, 2014	714,000	0.11	9.1
Options issued	1,076,580	0.30	9.2
Options exercised	--	--	--
Options cancelled	(45,100)	0.30	9.7
Balance, December 31, 2015	1,745,480	$0.30	9.1

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	1,155,480	$0.30	8.9

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended December 31, 2015			Year Ended December 31, 2014
Risk free interest rate	1.93%	-	2.35%	2.15%	-	2.58%
Expected volatility	109.95%	-	152.10%	149.4%	-	163.15%
Expected dividend yield	0%			0%
Expected term in years		3.5			3.5
Average value per options	$0.178	-	$0.230	$0.101	-	$0.249

Expected volatility is based on historical volatility of two securities which the Company believes best match the characteristics of the Company for purposes of measuring volatility in the absence of a market trading history of the Company’s common stock. Short Term U.S. Treasury rates were utilized as the risk free interest rate. The expected term of the options was calculated using the alternative simplified method codified as ASC 718 “Accounting for Stock Based Compensation,” which defined the expected life as the average of the contractual term of the options and the weighted average vesting period for all issuances.

NOTE 12 – CAPITAL LEASE OBLIGATIONS

In 2014, the Company acquired $24,671 of software via capitalized leases at an interest rate of 10.8%. Total lease payments made for the year ended December 31, 2015 and 2014 were $12,637 and 2,308, respectively.

The balance of capitalized lease obligations payable at December 31, 2015 and 2014 were $9,726 and $22,563, respectively. Future lease payments total $9,726 to be paid in 2016.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Christopher Nelson, CEO; Douglas Hutchinson, former COO; and Sudheer Pimputkar, CTO (collectively, the “Executives”).

Christopher Nelson’s agreement provides for a term of three (3) years from its Effective Date (July 31, 2014), with automatically renewing successive one-year periods starting on the end of the third anniversary of the Effective Date.  If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 24 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) all of the Executive’s stock options shall vest immediately.

On June 2, 2015, in connection with the Right Offering, the Company’s CEO agreed to an amendment to his employment agreement reducing his base salary from $180,000 per year to $138,000, and cancelled $28,000 in debt owed to him by the Company.  Also concurrently with the closing of the Rights Offering, our CEO satisfied a promissory note he owed to the Company in the amount of $99,900 created in connection with the 2014 exercise of his warrants, which were issued in 2010 related to his services previously rendered, by returning to the Company 370,000 shares of common stock.  The Company forgave $5,250 in accrued interest.  All other provisions detailed in the July 31, 2014 employment agreement remain unchanged.

Douglas Hutchinson had an employment agreement providing a base salary of $140,000 per year, for a term of two (2) years from its Effective Date (August 1, 2014), with the option to extend for two (2) additional successive one-year periods starting on the end of the second anniversary of the Effective Date if the executive has received favorable semi-annual reviews during the previous term.  If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 6 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) all of the Executive’s stock options shall vest immediately.  Mr. Hutchinson’s employment agreement was terminated by mutual agreement January 2016 and a new agreement was entered into. No termination provisions were triggered by this mutual agreement.

Sudheer Pimputkar has an employment agreement providing $170,000 per year base salary for a term of one (1) year from its Effective Date (April 1, 2015), with automatically renewing successive one year periods starting on the end of the first anniversary of the Effective Date.  If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 2 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) all of the Executive’s stock options shall vest immediately.

In June 2015, the Company implemented a compensation package for a director who also serves as SEC counsel of $4,000 per quarter and 250,000 stock options per year vesting over three months with a 10-year term and exercisable at $0.27 per share (see Note 11).

NOTE 14 - SUBSEQUENT EVENTS

On January 8, 2016, a member of the Board of Directors, made an advance to the Company totaling $10,500.  As of the date of this filing, such advance is still outstanding.

On January 11, 2016, the Company issued 100 shares of Preferred Stock to Brio Capital Management, LLC for $100,000.  Related to this share purchase, the Company issued warrants to purchase 192,307 shares of the Company’s Common Stock.  Also in January 2016, Brio purchased $105,000 in outstanding principal amount of the convertible debentures from the current holder.  The Company was not involved in this transaction.

On February 2, 2016, the two debenture holders converted a total of $40,000 of their debentures for 190,476 shares of common stock.  One of the holders converted another $31,500 in its debenture on March 1, 2016 for 150,000 shares of common stock.

On February 12, 2016, the Board of Directors of Q2Power Technologies, Inc. (the “Company”) approved a change in the fiscal year end for the Company from March 31 to December 31.  This change is a result of the Merger, and reflects the fiscal year-end period for Q2P.

On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional 4 million shares of common stock, stock options, stock rights or stock appreciation rights, to be granted by the Board in its discretion.

On February 29, 2016, the Company named Kevin M. Bolin to the Company’s Board of Directors to serve as non-executive Chairman. The appointment was approved by the Board on February 25, and formalized by written agreement on February 29.  As compensation for his services on the Board, Mr. Bolin will receive options to purchase 400,000 shares of common stock, vesting half immediately and half in six months, terminating in five years and exercisable at the higher of $0.50 or the current market price at the time of grant. In addition, Mr. Bolin will receive additional performance-based options to purchase another 1.8 million shares of common stock, which only vest if certain specific milestones are met by the Company within the timeframe provided in his agreement, including recruitment of additional top tier directors, closing of key acquisitions and strategic partnerships, and securing long-term capital. Any options that are not earned by these milestone dates shall be forfeited, and vested options will terminate five years after vesting and be exercisable at the higher of $0.50 or the current market price at the time of grant. Mr. Bolin has no family relationships with any other Board member, and is not party to any other related transaction. He has not been assigned membership in any Committee of the Board at this time.

On March 15, 2016, the Company entered into a 120 day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The holders received a 100,000 share equity kicker and a second security interest in the assets of the Company.

On March 18, 2016, the Company named Scott Whitney to the Board of Directors. As compensation for his services on the Board, Mr. Whitney will receive options to purchase 400,000 shares of common stock, vesting half immediately and half in six months, terminating in five years and exercisable at the higher of $0.50 or the current market price at the time of grant.

On April 8, 2016, the Company and Cyclone resolved their dispute regarding the repurchase of 212,500 post Merger shares of the Company’s common stock for $150,000 pursuant to their 2014 Stock Purchase Agreement. Under the settlement the parties agreed to terminate that Stock Purchase Agreement and all amounts owed by either party to the other were also terminated, including a release of all claims.  The Company paid a consultant 100,000 shares of restricted common stock in connection with the negotiation and signing of that agreement.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2015, management identified certain material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  These included a lack of knowledge and experience with accounting for derivative liabilities, reverse mergers and redeemable preferred stock.  Management was also under staffed to complete the required work in the time frame needed, due in part to a lack of funding.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

·

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the

Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified is disclosed below:

•	Management has a lack of knowledge and experience with accounting for derivative liabilities, reverse mergers and redeemable preferred stock.
•	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.
•	Management has not yet formed an audit committee.

                 As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting these material weaknesses.  Management, however, will be diligent in its efforts to continue to improve the reporting processes of the Company, including the continued development of proper accounting policies and procedures.

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

Changes in Internal Control Over Financial Reporting

Since November 12, 2015, the management of the Company has been replaced completely by the officers and directors of Q2P.  These new managers are in the process of instituting new internal controls over financial reporting based on comments provided by the Company's auditors.  We anticipate that these changes will materially improve the Company’s internal control over financial reporting in the future.

ITEM 9B: OTHER INFORMATION

There was no other information required to be disclosed in the fourth quarter of 2015 that was not filed by the Company in a Current Report on Form 8-K.

PART III

ITEM 10: DIRECTORS, EXECUTIE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. The Directors will serve until the next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Age	Date of Election or Designation	Date of Termination or Resignation
Kevin Bolin	Chairman of the Board	52	February 2016	*
Christopher Nelson	CEO & Director	46	July 2014	*
Joel Mayersohn	Director	57	July 2014	*
Scott Whitney	Director	59	March 2016
Michelle Murcia	Chief Financial Officer	48	December 2014	*
Sudheer Pimputkar	Chief Technology Officer; President, Q2Power Corp.	65	March 2015	*

*These persons presently serve in the capacities indicated.

Business Experience

Kevin M. Bolin – Chairman of the Board. Mr. Bolin is a renewable energy senior executive with over 20 years’ experience in the sector. Mr. Bolin’s current and previous industry positions include: Executive Chairman of the Board and interim CEO of Alter NRG (2009-2015), a publicly-traded (Toronto Stock Exchange) leader in plasma gasification technology acquired from Westinghouse. At Alter NRG, he oversaw the corporate restructuring, operational turnaround, capital raising of over $35 million, and eventual sale of the company in July 2015 at a 160% premium to market which represented a 7x return to investors during his tenure as Chairman.  CEO, President and Director of EnerTech Environmental (1992-2010), a renewable energy and biosolids technology company, which he grew to $20 million in annual sales anchored by long-term contracts valued at $390 million, and raised over $200 million in funding. Industrial Advisor to EQT Infrastructure (2013-present), a global private equity firm with over 20 Billion Euros under management.  In addition to these accomplishments, Mr. Bolin has won awards, been issued patents, and published numerous articles in the waste and renewable energy sectors.  He is a certified public accountant with his BBA from the University of Notre Dame.

Christopher Nelson – CEO & Director. Mr. Nelson oversees the strategic direction of the Company, including finance, business development, and legal aspects. He also serves as Managing Director of GreenBlock Capital LLC in Palm Beach, Florida, a boutique merchant bank specializing in technology investments and growth capital.  Until July 31, 2014, Mr. Nelson served as President and General Counsel of the Cyclone, positions he held since March 2011. Between January 2009 and March 2011, he was Executive Vice President and General Counsel of Cyclone. During his tenure at Cyclone, Mr. Nelson assisted and oversaw all aspects of the company’s business and legal affairs, including: public securities filings and over $8 million in financing transactions, licensing and development agreements with major corporations and the military, investors and public relations, and general corporate matters.

Mr. Nelson has practiced law in Florida for over 20 years, and since 2001 has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling.  Between 1997 and 2000, Mr. Nelson was an associate with Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies such as AutoNation, Republic Industries and Wackenhut. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law.

Scott W. Whitney – Director.  Mr. Whitney is currently CEO of Liberty Tire Recycling Co., the world’s largest provider of tire recycling services, reclaiming approximately 140 million discarded tires per year in the US and Canada. Prior to this, he was CEO of Greenwood Fuels, a Green Bay, WI based company that manufactures renewable fuel pellets from non-recyclable by-products of various manufacturing processes such as paper, label and packaging production.  For over 25 years, Mr. Whitney served in several executive roles at Covanta Holding Corp., a $2 Billion waste-to-power company traded on the NYSE, including President of Covanta’s European group, and Senior Vice President of business development at Covanta Energy Group where he oversaw the development of their waste-to-energy, independent power and water/wastewater treatment businesses in North America, South America, Europe and the Middle East.  He is a current member of the Board of Directors of Epcot Crenshaw, a research and development company based in West Chester, PA, and its subsidiary, Green Harvest, a company that develops and operates integrated anaerobic digestion and gasification facilities. In addition, Mr. Whitney is a frequent speaker at various industry events for organizations such as Forbes Magazine, UK Trade & Investment, and the US Department of Commerce. He received his BS in Marine Engineering from the United States Naval Academy and served as an officer in the United States Navy.

Joel Mayersohn – Director. Mr. Mayersohn is a Partner in the Ft. Lauderdale, FL, office of Roetzell & Andress, where he specializes in corporate, securities and business law. He advises a diversified client base in private placements, public offerings, mergers and acquisitions, financing transactions and general securities law matters. He also has experience in venture capital, bridge loans and pipe financings. Mr. Mayersohn was previously on the Board of Directors of Cyclone, until July 31, 2014. He is a member of the Florida and New York Bars, and received his J.D. and B.A from The State University of New York at Buffalo.

Michelle Murcia – Chief Financial Officer. Ms. Murcia has served as Acting CFO of Q2Power since December 2014.  Previously, Ms. Murcia served as Co-Founder and COO of Ohio Advanced Energy Economy and the Advanced Energy Economy Ohio Institute.  She also served as VP and CFO of TechColumbus, a public-private technology incubator in Columbus, OH, and for more than 7 years in finance and operating roles at Battelle Memorial Institute, a global science and technology enterprise that manages seven laboratories for the U.S. Department of Energy and conducts approximately $5 billion in annual research and development. At Battelle, Ms. Murcia served as Director, Corporate Financial Services, where she managed a 16-fund venture portfolio with strategic investments in energy and IT; managed six spin-out early stage technology companies from investment to exit; and served on the commercialization and deployment proposal team for re-compete of the National Renewable Energy Laboratory (NREL). Previously, Ms. Murcia was Director at Fletcher Spaght Ventures, a $100M venture capital fund headquartered in Boston which invests in emerging growth technology and healthcare companies, and served in finance roles at Maxwell Technologies (Nasdaq: MXWL), a power storage technology company.  Ms. Murcia received her MBA from the Ohio State University, and a B.S. in Business Administration from Califronia State University, San Marcos.  Ms. Murcia is a licensed Certified Public Accountant in the State of Ohio.

Sudheer Pimputkar – Chief Technology Officer; President of Q2P.  Mr. Pimputkar is responsible for overseeing our engineering team and setting the technological development path for the company; and in February 2016, he was made President of the Company’s Q2P operating division.  Over the last 10 years, he has focused on technology scale-up and commercialization for early stage energy companies. His responsibilities included IP strategy and management, international business negotiations, and managing investor expectations as a board member.  Before that he was with Battelle (a private, global RD&D organization with annual revenue exceeding $5 billion that consults with industry and government, has a venture arm, and manages National Laboratories).  At Battelle, Mr. Pimputkar developed and managed several large multiyear programs.  He has deep technical expertise combined with a demonstrated ability to assess business problems, drive fact-based decision-making, and lead operational solutions including organizational change.  He is an expert in creating innovative technology solutions and holds three issued patents.  Mr. Pimputkar has a Ph.D. and M.S in Mechanical Engineering from Cornell

University, and a Bachelor of Technology in Mechanical Engineering from the prestigious Indian Institutes of Technology.

Key Employees

Gerald Fly – VP Power Systems. Mr. Fly oversees design and development of the Q2P Engine program. Mr. Fly spent over 21 year with General Motors as a Senior Research Engineer. For the last 14 years, he helped run the Fuel Cell Activity division of GM in Honeoye Falls, NY, where he designed and developed new innovative fuel cell stacks including bipolar plates, seal mechanisms, cooling strategies, and new electrochemical methods of energy conversion. Mr. Fly is an expert with finite element based structural analysis of including stress analysis, vibration analysis, and thermal analysis. While at GM, he received the Chairman’s Honor Award twice.  Mr. Fly started his 38 year engineering career at Los Alamos National Lab. He holds his BS and MS in Mechanical Engineering, solid mechanics, thermodynamics from M.I.T., and has over 25 issued patents to his name.

Nathan Hawkins – VP Production.  Mr. Hawkins oversees manufacturing of the Q2P Engine, including providing on-going engineering for production support, quality control, and other key elements of the Company commercialization program. Mr. Hawkins is also co-founder and President of Precision CNC, a high-tech, high-precision machine shop, with whom the Company has partnered for engine manufacturing.  Between him and his partner at PCNC, they have over 50 years’ experience in manufacturing.

Eric Schacht – VP Systems Engineering.  Mr. Schacht is the lead systems engineer responsible for the control and automation architecture for Q2P’s technology.  He works with controls software, simulation, power electronics, circuits, and testing for various aspects of the Q2P product.  In addition, he contributes a significant amount of mechanical design expertise from automotive, energy storage systems, manufacturing, and agriculture.  He has previous experience in software and controls ranging from laboratory automation, manufacturing automation, vehicle controls, and various types of simulation.  The professional experience comes from time at General Electric (GE), General Motors (GM), CAR Technologies, and OSU Center for Automotive Research (CAR).  He has both a bachelors and masters in electrical engineering from OSU with specializations in power systems, circuits, and power electronics.  During college, he was a team member and leader of the OSU hybrid vehicle competition teams developing systems and software as well as testing the vehicle for competition.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers or any person nominated or chosen by the Company to become a director or executive officer.

Directorships

None of our directors or executive officers is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers or control person of our Company:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Person

To the best of our management’s knowledge, and except as indicated below, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2015, and to the date of this Current Report, we believe that our two newly appointed directors will need to file reports covering their stock option issuances when their option agreements are signed.  In our belife all other filings were timely filed.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was posted to our web site as November 2015.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because we have only four directors and two executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee.  We have not established an Audit Committee because we have only four directors and two executive officers and our business operations are conducted in one facility. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.  If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Indemnification of Directors and Officers.

Section 145 of the Delaware General Corporation Law provides, in general, that a corporation incorporated under the laws of the State of Delaware, such as the Company, may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (other than a derivative action by or in the right of the corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful. In the case of a derivative action, a Delaware corporation may indemnify any such person against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification will be made in respect of any claim, issue or matter as to which such person will have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery of the State of Delaware or any other court in which such action was brought determines such person is fairly and reasonably entitled to indemnity for such expenses.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that we will indemnify our directors, officers, employees and agents to the extent and in the manner permitted by the provisions of the Delaware General Corporation Law.  Any repeal or modification of these provisions shall be prospective only, and shall not adversely affect any limitation on the liability of our directors or officers existing prior to the time of such repeal or modification.  We are also permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the Delaware General Corporation Law would permit indemnification.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Executive Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Christopher Nelson, CEO	2015	138,461	25,523	0	18,000	0	0	0	$202,107
	2014	27,692	0	0	76,500	0	0	80,666	$184,858
Michelle Murcia, CFO	2015	0	0	0	54,000	0	0	80,500	$156,900
	2014	0	0	0	10,200	0	0	3,500	$13,700
Sudheer Pimputkar, CTO	2015	88,199	0	24,300	$54,720	0	0	27,783	$228,052
	2014	0	0	0	0	0	0	5,025	$5,025

(c)

Salaries include those amounts paid and accrued as an expense on the books of the Company.

(d)

Mr. Nelson’s bonus in 2015 related to a tax liability repayment to his for consulting fees the Company paid in 2014.  This bonus is accrued as an expense on the Company’s books, but has not been paid.

(e)(f)

Stock and Option Awards are calculated based on the face value of awards as of the date of grant.

(i)

All Other Compensation is comprised of consulting fees.

Outstanding Option and Stock Awards

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Christopher Nelson, CEO	255,000			$0.30	7/30/24	-	-	-	-
		60,000	60,000	$0.30	11/17/25	-	-	-	-
Michelle Murcia, CFO	34,000			$0.30	12/4/24	-	-	-	-
	34,000			$0.30	6/29/25	-	-	-	-
	34,000			$0.30	6/29/25	-	-	-	-
		60,000	60,000	$0.30	11/16/25	-	-	-	-
	60,000			$0.30	11/17/25	-	-	-	-
Sudheer Pimputkar, CTO	122,400			$0.30	3/19/25	-	-	-	-
		60,000	60,000	$0.30	11/17/25	-	-	-	-

Director Compensation

The Company paid its sole outside director in 2015 a quarterly cash retainer of $2,500, plus 85,000 stock options for the year.  Directors shall also be reimbursed for reasonable travel expenses incurred in connection with meetings of the Board of Directors.  The following table contains disclosure concerning the compensation of the Company’s directors for its year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joel Mayersohn	8,000	0	136,000	0	0	0	$144,000

In February 2016, the Company appointed Kevin Bolin to the Board as its Chairman.  As compensation for his services on the Board, Mr. Bolin will receive options to purchase 400,000 shares of common stock, vesting half immediately and half in six months, terminating in five years and exercisable at the higher of $0.50 or the current market price at the time of grant. In addition, Mr. Bolin will receive additional performance-based options to purchase another 1.8 million shares of common stock, which only vest if certain specific milestones are met by the

Company within the timeframe provided in his agreement, including recruitment of additional top tier directors, closing of key acquisitions and strategic partnerships, and securing long-term capital. Any options that are not earned by these milestone dates shall be forfeited, and vested options will terminate five years after vesting and be exercisable at the higher of $0.50 or the current market price at the time of grant.

In March 2016, the Company appointed Scott Whitney to the Board.  As compensation for his services on the Board, Mr. Whitney will receive options to purchase 400,000 shares of common stock, vesting half immediately and half in six months, terminating in five years and exercisable at the higher of $0.50 or the current market price at the time of grant.

On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional 4 million shares of common stock, stock options, stock rights or stock appreciation rights, to be granted by the Board in its discretion.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners. The following information as April 14, 2016, is provided with respect to any person (including any “group” as that term is used in section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the registrant's voting securities. The percent of class is based on 27,802,622 shares of common stock issued and outstanding as of April 14, 2016.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	Benjamin Padnos	1,925,077	6.9%
Common	GreenBlock Capital / Christopher Spencer(1)	1,776,565	6.4%
Common	Blue Earth Fund	1,418,066	5.1%

(1)  Mr. Spencer, a Director of the public company prior to the Merger, beneficially owns 439,422 shares individually, and 1,337,143 shares through GreenBlock Capital, a company that he has majority voting control over.

Security ownership of management. The following information as of April 14, 2016, is provided as to each class of equity securities of the registrant or any of its parents or subsidiaries, including directors' qualifying shares, beneficially owned by all directors and nominees, all stock options and stock appreciation rights that are vested or will vest within the following 60 days. The percent of class is based on 27,802,622 shares of common stock issued and outstanding as of April 14, 2016, and includes in the total outstanding the additional shares of common stock underlying any vested options (or vesting in the following 60 days) for the specific beneficial owner.

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	Kevin Bolin	350,000 (a)	1.3
Common	Christopher Nelson	1,822,200 (b)	6.6
Common	Joel Mayersohn	231,842 (c)	*
Common	Scott Whitney	200,000 (d)	*
Common	Michelle Murcia	206,000 (e)	*
Common	Sudheer Pimputkar	754,800 (f)	2.7
Common	All Officers and Directors	3,214,842 (g)	1.7

* Reflects less than 1%.

None of our officers and directors own any Preferred Stock or other classes of securities other than common stock options.

(a)

Kevin Bolin received two separate grants of options to purchase the Company’s common stock on February 25, 2016 totaling 2,200,000.  Of these options, 200,000 vested immediately; 150,000 vested on March 18, 2016 in connection with the appointment of Scott Whitney to the Board; 200,000 will vest in August 2016; and the balance are subject to a vesting schedule based on the successful and timely achievement of certain company milestones.

(b)

Christopher Nelson received two grants of options to purchase the Company’s common stock, one on July 31, 2014 which totaled 225,000 and was vested in full at the Merger, and one on November 18, 2015 which totaled 60,000 and vests semiannually over 3 years.  Christopher Nelson also beneficially owns 1,557,000 shares of the Company’s common stock.

(c)

Joel Mayersohn received three grants of options to purchase the Company’s common stock, one on July 31, 2014 which totaled 51,000 and was vested in full at the Merger, one on June 2, 2015 which vested in full at the Merger, and one on November 18, 2015 which totaled 60,000 and vests semiannually over 3 years.  Joel Mayersohn also beneficially owns 85,842 shares of the Company’s common stock.

(d)

Scott Whitney received a grant of 400,000 stock options on March 18, 2016, half vesting immediately and half in six months.

(e)

Michelle Murcia received five grants of options to purchase the Company’s common stock, one on December 5, 2014 which totaled 34,000 and is vested in full, two on June 30, 2015, each of which totaled 34,000 and are vested in full, one on November 15, 2015 which totaled 60,000 and which is vested in full on June 30, 2016, and one on November 18, 2015 which totaled 60,000 and vests semiannually over 3 years.  Michelle Murcia also beneficially owns 34,000 shares of the Company’s common stock.

(f)

Sudheer Pimputkar received three grants of options to purchase the Company’s common stock, one on March 20, 2015 which totaled 122,400 and was vested in full at the Merger, one on November 18, 2015 which totaled 60,000 and vests semiannually over 3 years, and one on February 25, 2016 which totaled 250,000 and vests in full on August 25, 2016.  Mr. Pimputkar also received two grants of shares of the Company’s common stock, one on March 20, 2015 for 90,000 shares, and one on February 25, 2016 for 250,000 shares.  In addition, on February 25, 2016 Mr. Pimputkar received a stock appreciation right related to 250,000 shares which will vest in full on February 25, 2017.  Sudheer Pimputkar also beneficially owns 622,400 shares of the Company’s common stock.

(g)

The ownership for each of the individuals listed above is direct.  There is no indirect ownership.

Changes in control.  On November 12, 2016, in connection with the closing of the Merger, the Company issued 24,034,475 shares of our common stock to the shareholders of Q2P.  Additionally, the officers and directors of the Company were replaced with the officers and directors of Q2P.  This series of transactions constituted a change in control of the registrant.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Christopher Nelson, the Chief Executive Officer of the Company, is also a Managing Director of GreenBlock Capital LLC, a Delaware limited liability company (“GBC”).  GBC received 1,000,000 shares of common stock in connection with its services provided prior and during the Merger.  Mr. Nelson holds no ownership or equity interest in GBC and has no rights to vote the shares of the Company stock held by GBC. In total, GBC owns 1,337,143 shares of the Company. AnPath’s former director, Christopher J. Spencer, owns a majority interest in GBC.  Mr. Spencer personally owns 439,422 shares of the Company.

Joel Mayersohn, our Director, is also a partner in the law firm of Roetzell & Andress, which provides legal services for the Company, including SEC work.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We have three independent directors serving on our Board of Directors – Messrs. Bolin, Whitney and Mayersohn.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - $50,000 (approximate)

Audit-related Fees – $1,000

Tax Fees - $0

All Other Fees – $0

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

PART IV

ITEM 15: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a) Financial Statements.

Consolidated Balance Sheets of the Company as of December 31, 2015 and 2014

Consolidated Statements of Operations of the Company for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders' Equity of the Company for the years ended December 31, 2015 and 2014

Statements of Cash Flows of the Company for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(b)  Exhibits.

Exhibit

Number               Description

31.1

302 Certification of Christopher Nelson, CEO

31.2

302 Certification of Michelle Murcia, CFO

32

906 Certification

(c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2POWER TECHNOLOGIES INC.

Date:	4/14/16	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	4/14/16	By:	/s/ Michelle Murcia
Michelle Murcia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	4/14/16	/s/ Kevin Bolin
Kevin Bolin
Chairman of the Board of Directors

Date:	4/14/16	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	4/14/16	/s/ Joel Mayersohn
Joel Mayersohn
Director

Date:	4/14/16	By:	/s/ Scott Whitney
Scott Whitney
Director