Form 10-Q
period 2016-03-31
Q2Power Technologies, Inc.
filed 2016-05-20
CIK 1310527

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

May 18, 2016:     Common –   27,802,622

Preferred -- 600

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains certain forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under "RISK FACTORS" in previous filings and elsewhere.  These factors may cause our actual results to differ materially from any forward-looking statement.  Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

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

•

The availability and adequacy of our cash flow to meet its requirements; and

•

Other factors discussed under the section entitled “RISK FACTORS” in previous filings or elsewhere herein.

You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, future financings, performance, or achievements.  Moreover, we do not assume any responsibility for accuracy and completeness of such statements in the future.  We do not plan to update any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results.

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$28,460	$1,012
Prepaid expenses	7,344	24,333
TOTAL CURRENT ASSETS	35,804	25,345

SOFTWARE, PROPERTY AND EQUIPMENT, NET	87,468	100,734

OTHER ASSETS
Licensing rights in Cyclone, net	102,083	113,021
Total other assets	102,083	113,021
TOTAL ASSETS	$225,355	$239,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$553,400	$541,763
Debentures	364,250	435,750
Derivative liabilities	1,573,887	1,067,989
Notes payable, net of unamortized debt issuance costs	124,605	-
Notes payable - related party	10,500	-
Related party obligation - Cyclone	150,000	150,000
Capitalized lease obligations	6,823	9,726
Deferred revenue and license deposits	310,064	260,064
TOTAL CURRENT LIABILITIES	3,093,529	2,465,292

TOTAL LIABILITIES	3,093,529	2,465,292

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 and 500 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (liquidation preference of $612,823)	382,619	319,264

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 27,702,622 and 26,624,227 shares issued and outstanding at March, 31 2016 and December 31, 2015, respectively	2,770	2,662
Additional paid-in capital	3,652,188	3,106,369
Treasury stock, 212,500 shares, at cost	(150,000)	(150,000)
Subscription receivable	(3,787)	(3,787)
Prepaid expenses with common stock - related parties	(179,796)	(135,321)
Accumulated deficit	(6,572,168)	(5,365,379)
TOTAL STOCKHOLDERS' DEFICIT	(3,250,793)	(2,545,456)
TOTAL LIABIITIES AND STOCKHOLDERS' DEFICIT	$225,355	$239,100

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three month ended
	March 31,
	2016	2015

REVENUES	$40,000	$-
COST OF REVENUES	7,172	-
Gross profit	32,828	-

EXPENSES
Payroll	215,987	107,559
Professional fees	170,239	362,791
Research and development	186,938	322,455
Selling, general and administrative	72,798	83,041
Total Expenses	645,962	875,846

LOSS FROM OPERATIONS	(613,134)	(875,846)

OTHER EXPENSE
Interest expense	(40,820)	(550)
Change in fair value of derivative liabilities	(552,834)	-
Total Other Expense	(593,654)	(550)

LOSS BEFORE INCOME TAXES	(1,206,788)	(876,396)

INCOME TAXES	-	-

NET LOSS	(1,206,788)	(876,396)

PREFERRED STOCK
Series A convertible contractual dividends	(8,795)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,215,583)	$(876,396)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC AND DILUTED	(0.04)	(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	27,161,008	5,641,469

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three month ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,206,788)	$(876,396)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	24,204	15,968
Restricted shares issued for outside services	21,667	49,275
Restricted shares issued for employee services	117,000	-

Amortization of stock option grants and restricted stock unit grants	45,221	29,271
Amortization of prepaid expenses via common stock	53,024	171,125
Change in fair value of derivative liabilities	552,834	-
Amortization of preferred stock discount	33,600	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	16,989	891
Increase in accounts payable and accrued expenses	61,495	115,924
Increase in deferred revenue and license deposits	50,000	-
Net cash used in operating activities	(230,754)	(493,942)

CASH FLOWS FROM INVESTINGING ACTIVITIES
Expenditures for property and equipment	-	(25,758)
Net cash used in financing activities	-	(25,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(2,903)	(3,050)
Proceeds from note payable net of issuance costs	147,000	-
Debt issuance costs	3,605	-
Proceeds from note payable - related party	10,500	-
Receipt of restricted cash previously held in escrow	-	10,010
Proceeds from sale of redeemable preferred stock and common stock warrant	100,000	-
Proceeds from sales of common stock	-	362,360
Net cash provided by financing activities	258,202	369,320

NET INCREASE (DECREASE) IN CASH	27,448	(150,380)
CASH - Beginning of period	1,012	265,374
CASH - End of period	$28,460	$114,994

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$2,738	$550

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures to 340,476 shares of common stock	$71,500	$-
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$125,975	$-
Accrual of contractual dividends on Series A convertible preferred stock	$8,795	$-
Issuance of 100,000 shares of common stock for note payable issuance costs	$26,000	$-
Settlement of accounts payable to 187,919 shares of common stock	$49,859	$-

See notes to the consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Power Technologies, Inc. (hereinafter the “Company”) was incorporated in Delaware on August 26, 2004.  The Company is primarily a holding company for its sole subsidiary, Q2Power Corp.  Formerly, the Company’s name was Anpath Group, Inc. (“Anpath”), and prior to that, Telecomm Sales Network, Inc.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The unaudited condensed financial statements include all accounts of the Company.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  Interim results are not necessarily indicative of results for a full year.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.  The December 31, 2015 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Annual Report on Form 10-KT filed on April 14, 2016.  The audited consolidated financial statements contained an explanatory paragraph in the Report of the Independent Registered Public Accounting Firm, regarding substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred a net loss of $1,206,788 for the three months ended March 31, 2016. The accumulated deficit since inception is $6,572,168, which is comprised of operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses. The Company has a working capital deficit at March 31, 2016 of $3,057,725.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from power purchase agreements, product sales, and continuing to raise funds through debt or equity offerings. The Company will also likely continue to rely upon related-party debt or equity financing, which may not be available at the time required by the Company.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.

Cash

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows.  The Company maintains cash balances at two financial institutions, and has experienced no losses with respect to amounts on deposit.

At March 31, 2016 and December 31, 2015, cash held in banks totaled $28,460 and $1,012, respectively.

Revenue Recognition

Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company will not allow its customers to return prototype products.

For the quarter ended March 31, 2016, the Company recognized revenue of $40,000 related to the first achieved milestone and delivery under a technology sales agreement, and received an additional $50,000 upon signing of that agreement, which is accounted for as deferred revenue that will be recognized upon contract completion.

Research and Development

Research and development activities for product development are expensed as incurred. Costs for the three months ended March 31, 2016 and 2015 were $186,938 and $322,455, respectively.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to the unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes.

Basic and Diluted Loss Per Share

On July 22, 2015, the previous Board of Directors authorized that the Company effectuate a reverse split of its issued and outstanding Common Stock in the ratio of one (1) post-split share of Common Stock for every seven (7) shares of pre-split Common Stock, while retaining the current par value of $0.0001 per share, with appropriate adjustments being made in the additional paid-in capital and stated capital accounts of the Company, with all fractional shares that would otherwise result from such reverse split being rounded up to the nearest whole share. The reverse stock split has been retroactively adjusted throughout the condensed consolidated financial statements.

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares issued from the conversion of convertible preferred stock and shares issued for the issuance of convertible debt. As of March 31, 2016, total dilutive shares amounted to approximately 86,726 shares, consisting of potentially dilutive shares related to convertible debentures.  There were no potentially dilutive shares as of March 31, 2015.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718)” or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The amendments in ASU 2014-12 were effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted this ASU effective January 1, 2016.  The adoption of this ASU did not have a material impact to the Company’s financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted the provisions of ASU 2015-03 effective January 1, 2016.  The adoption of ASU 2015-03 did not have a material impact our consolidated financial position, results of operations or cash flows.

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

In April 2016, the FASB issued ASU No. 2016-10: “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. We are currently in the process of evaluating the impact of adoption of these updates on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12: Revenue from Contracts with Customer (Topic 606), Narrow-Scope Improvements and Practical Expedients”, which amends certain aspects of the guidance set forth in the FASB’s Topic 606. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the future impact of the ASU on its financial statements.

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

The Company maintains cash accounts in two quality financial institutions. The Company has not experienced any losses in its bank accounts through March 31, 2016.

The Company purchases much of its machined parts through Precision CNC, a related party company that sub-leases office space to Q2P and owns a non-controlling interest in the Company.  Further, one of the principals of

Precision CNC is a Vice President of Q2P.  Should Precision CNC no longer be able to provide such manufacturing services to the Company, it may prove difficult to find a suitable replacement in a timely and affordable manner, thus, the loss of this supplier could have a materially adverse impact on the Company’s operations and financial position. For the periods ended March 31, 2016 and 2015 the amounts paid to Precision CNC totaled $34,427 and $33,109, respectively, and consisted of rent and research and development expenses for machined parts.

NOTE 4 – SOFTWARE, PROPERTY AND EQUIPMENT, NET

Software, property and equipment, net consists of the following:

	March 31, 2016	December 31, 2015
Software	$83,735	$83,735
Furniture and Computers	51,643	51,643
Shop Equipment	9,540	9,540
Total	144,918	144,918
Accumulated depreciation and amortization	57,450	44,184
Net software, property and equipment	$87,468	$100,734

At March 31, 2016 and December 31, 2015, the Company has software under capital leases with gross value of $24,671 and $24,671, respectively, net of accumulated depreciation and amortization of $18,503 and $15,419, respectively.

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $13,266 and 5,030, respectively.

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies, Inc.’s (Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business.   This agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of  a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of March 31, 2016 and December 31, 2015 for the Cyclone licensing rights were $102,083 and $113,021, respectively, and the net balances as of March 31, 2016 and December 31, 2015 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets.  Under the terms of the revised agreement with Phoenix Power Group, revenue associated with these deferrals will be recognized subject to the achievement of certain milestones, as follows:  (1) on the completion of certain performance testing of the engine, deferred revenue of $150,000 will be recognized; and (2) on the delivery of the first 10 “Generation 1 Engines”, other deferred revenue will be recognized at a rate of $10,000 per delivered engine.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the March 31, 2016 and December 31, 2015 condensed consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the three months ended March 31, 2016 and 2015 was $10,938 and $10,938 respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Expenses prepaid with common stock at March 31, 2016 and December 31, 2015 totaled $179,796 and $135,321, respectively.  The balance at March 31, 2016 relates to stock issued to Greenblock Capital (“GBC”) for future services with a remaining amount of $173,333, and shares purchased by the CEO and paid for through salary deductions with a remaining amount of $6,463.  The balance at December 31, 2015 relates to stock issued to GBC for future services with a remaining amount of $119,167, and shares purchased by the CEO and paid for through salary deductions with a remaining amount of $16,154

The Company sub-leases approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio.  The sublease provides for the Company to pay rent monthly in the amount of $2,500, which covers space and some utilities.  Occupancy costs for the quarter ended March 31, 2016 and 2015 were $7,500 and $7,500, respectively.  The sublease is month-to-month, however, Precision CNC must provide the Company 90 days notice to terminate.  The Company also purchases much of its machined parts through Precision CNC.  Precision CNC owns a non-controlling interest in the Company, and one of the principals of Precision CNC is a Vice President of Q2P. The Company also maintains an executive office in Florida, which is leased by GBC. The Company has no formal agreement for this space.

For the three months ended March 31, 2016 and 2015, the amounts invoiced from Precision CNC totaled $34,427 and $33,109, respectively, and consisted of rent and research and development expenses for machined parts. Accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 include $37,739 and $31,048, respectively, to Precision CNC.

In connection with the Merger, GBC received 1,000,000 shares of unregistered common stock for consulting services to be rendered in the amount of $260,000. The Company’s (Anpath’s) former director, Christopher J. Spencer, owns a majority interest in GBC, and our CEO is a Managing Director of GBC, although he has no equity or voting rights in GBC.

On January 8, 2016, a member of the Board of Directors made an advance to the Company totaling $10,500 with a 6% per annum rate, payable on demand.  As of the date of this filing, such advance is still outstanding.

NOTE 7 – NOTES PAYABLE AND DEBENTURES

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

In January 2016, another accredited investor purchased $105,000 in outstanding principal amount of the convertible debentures from the current holder.  The Company did not receive any consideration in this transaction as it was a transfer amongst the holders of the convertible debentures.

During the three months ended March 31, 2016, aggregate principal of $71,500 was converted to common stock (see Note 9).

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided second security interest in the assets of the Company to the holders.  Issuance costs expensed in the three months ended March 31, 2016 were $3,605 with a balance of $25,395 to be amortized to interest expense over the remaining term of the loan.  The loan balance net of unamortized debt issuance costs was $124,605 and accrued interest related to the loan was $1,250 at March 31, 2016.

NOTE 8 – FAIR VALUE MEASUREMENT AND DERIVATIVES

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

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at March 31, 2016 and December 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	March 31, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$782,765	$-	$-	$782,765
Anti-dilution provision in common stock warrants included with preferred stock	337,488	-	-	337,488
Debenture embedded conversion feature	386,251	-	-	386,251
Anti-dilution provision in common stock warrants included with debentures	67,383	-	-	67,383
Total derivatives	$1,573,887	$-	$-	$1,573,887

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$376,065	$-	$-	$376,065
Anti-dilution provision in common stock warrants included with preferred stock	51,203	-	-	51,203
Debenture embedded conversion feature	560,778	-	-	560,778
Anti-dilution provision in common stock warrants included with debentures	79,943	-	-	79,943
Total derivatives	$1,067,989	$-	$-	$1,067,989

There were no transfers between levels during the three months ended March 31, 2016.

 As part of the Merger, the Company assumed debentures that are convertible into shares of common stock, which Anpath issued in July 2014 (see Note 7). The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as derivative liabilities under ASC 815. Additionally, the Company issued in connection with the debentures 415,000 warrants to purchase the Company’s common stock.  The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares to be issued upon settlement they are classified as derivative liabilities under ASC 815.

The terms of the convertible redeemable preferred stock (see Note 9) include an anti-dilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $0.26 per share, subject to certain defined excluded issuances.  Accordingly, we bi-furcated the embedded conversion feature, which is shown as a derivative liability recorded at fair value on the condensed consolidated balance sheets.

The agreement setting forth the terms of the common stock warrants issued to the holders of the convertible preferred stock (see Note 9) also includes an anti-dilution provision that requires a reduction in the warrant’s exercise price of $0.50 should the conversion ratio of the convertible preferred stock be adjusted due to anti-dilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the condensed consolidated balance sheets.

On February 2, 2016, the two debenture holders converted a total of $40,000 of their debentures for 190,476 shares of common stock.  One of the holders converted another $31,500 in its debenture on March 1, 2016 for 150,000 shares of common stock.  Pursuant to the conversion of these debentures, the Company reclassified $125,975 of derivative liabilities to additional paid in capital during the three months ended March 31, 2016.  The changes in fair value of these derivative liabilities were recorded in the statement of operations until the date of conversion.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the period:

	Three Months Ended March 31, 2016
	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Total
Fair value,
beginning of period	$376,065	$51,203	$560,778	$79,943	$1,067,989
Net unrealized
losses on derivatives	382,162	231,784	(48,552)	(12,560)	552,834
Purchases and issuances
Sales and settlements,
included in
derivative gain (loss)	24,538	54,501	(125,975)	--	(46,936)
Fair value, end of period	$782,765	$337,488	$386,251	$67,383	$1,573,887

Changes in unrealized
losses, included
in income on
instruments held
at end of period	$382,162	$231,874	$(48,552)	$(12,560)	$552,834

The Company’s derivative liabilities are valued by using Black Scholes methods which approximate Monte Carlo Simulation methods. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These derivative liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s derivative liabilities at March 31, 2016: dividend yield of -0-%, volatility of 59.84 – 139.48%, risk free rates of 0.21 - 1.58% and an expected term of 0.3 years to 5.0 years.

During the three months ended March 31, 2016, the Company continues to refine its estimates and has updated the volatility used in its valuation models and the underlying number of shares of common stock for the derivative warrants.  The net impact of these adjustments resulted in an additional $117,456 of increase in the fair value of derivative liabilities during the quarter ended March 31, 2016, which could have been reflected as part of the estimated fair value of these derivative liabilities at December 31, 2015.  However, the Company recorded a total of $552,834 and $131,530 for the change in fair value of all the Leval 3 derivatives during the quarter ended March 31, 2016 and the year ended December 31, 2015, respectively.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the three months ended March 31, 2016, the Company issued 1,078,395 shares of restricted common stock valued at $264,359.  Details of these issuances are provided below.

On January 1, 2016, the Company issued 187,919 shares of restricted common stock valued at $49,859 as consideration for the payment of accounts payable to vendors.

On February 2, 2016, the two debenture holders converted a total of $40,000 of their debentures for 190,476 shares of common stock.

On February 25, 2016, the Company issued 450,000 shares of restricted common stock valued at $117,000 to three key employees, including its CTO (see Note 10).

On March 11, 2016, one of the debenture holders converted $31,500 of their debentures for 150,000 shares of restricted common stock.

On March 15, 2016, the Company issued 100,000 shares of restricted common stock to an investor valued at $26,000 for services rendered related to the loan detailed in Note 7.

Convertible Redeemable Preferred Stock

On January 11, 2016, the Company issued 100 shares of Preferred Stock valued at $100,000 to an accredited investor (the “Preferred Stock”).  The Preferred Stock is convertible at $0.26 per share of the Company’s common stock (the “Conversion Price”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.  On the second anniversary of the Original Issue Date (the “Two Year Redemption Date”), the Company is obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”).  Each share of Preferred Stock receives warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity.  The proceeds have been allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself.   The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance.  This discount is amortized to interest expense over the term of the redemption period (2 years), which will result in the accretion of the Preferred Stock to its full redemption value.  Unamortized discount as of March 31, 2016 and December 31, 2015 was $230,203 and $184,764, respectively.  Interest expense related to the preferred stock discount for the three months ended March 31, 2016 was $33,600.

The Preferred Stock also carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016.  These dividends are accrued at each reporting period.  They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

The following is a summary of all outstanding common stock warrants as of March 31, 2016:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate fair value
Warrants issued in connection with issuance of Debentures	415,000	$2.45	3.20	$67,383
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	4.69	$337,488

NOTE 10 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

On July 31, 2014, the Board of Directors of Q2P approved the Founders Stock Option Plan (“Founders Plan") and the 2014 Employee Stock Option Plan (the “2014 Plan”), collectively the “Option Plans”. The Option Plans were developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase restricted common stock of the Company. On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional 4 million shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion.

In recognition of and compensation for services rendered by employees for the three months ended March 31, 2016, the Company issued 710,000 common stock options under the Founders Plan on February 25, 2016, 350,000 of which contained vesting provisions that provide for vesting in full on August 25, 2016, 150,000 of which contain provisions for immediate vesting of 50,000 and 100,000 and fully vest on August 25, 2016, and 210,000 of which contain semi-annual vesting provisions over the next year.  One option grant of 40,000 shares to an employee was cancelled due to termination of employment.

In recognition of and compensation for services rendered by the Company’s Board Chairman for the three months ended March 31, 2016, the Company issued 400,000 common stock options under the 2014 Plan on

February 25, 2016, which contained vesting provisions that provide for immediate vesting of 200,000, and 200,000 on August 25, 2016.  One option grant of 40,000 shares was cancelled due to termination of employment.

In recognition of and compensation for services rendered by employees and members of the Company’s board of directors for the three months ended March 31, 2016, the Company issued 2,200,000 common stock options, 450,000 restricted stock units and 450,000 shares of common stock under the 2016 Plan. On February 25, 2016, the Company issued 1,800,000 common stock options to the Company’s Board Chairman, which contain provisions for vesting upon the achievement of specific milestones.  As of March 31, 2016, 150,000 had vested upon one milestone achievement.  The 450,000 restricted stock units were issued on February 25, 2016 and provide for vesting in full on February 21, 2017, and the 450,000 shares of common stock were issued on February 25, 2015 and provide for immediate vesting.  On March 21, 2016, the Company issued 400,000 common stock options to a member of the board of directors, which provides for immediate vesting of 200,000 shares and 200,000 shares vest on September 21, 2016.

Options awarded under the Option Plans and the 2016 Plan were valued at $331,800 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.50 per share and with a maturity life of 3.5 years.

For the three months ended March 31, the charge to the consolidated statement of operations for the amortization of stock option grants awarded under the Option Plans and the 2016 Plan was $35,471.  The charge to the consolidated statement of operations for the expense associated with restricted stock units awarded under the 2016 Plan was $9,750.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2015 through March 31, 2016 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	1,745,480	0.30	9.1
Options issued	3,310,000	0.50	4.7
Options exercised	--	--	--
Options cancelled	(40,000)	(0.30)	--
Balance, March 31, 2016	5,015,480	$0.43	6.7

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, March 31, 2016	1,930,480	$0.38	7.4

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Three Months Ended March 31, 2015
Risk free interest rate	1.01%	-	1.22%
Expected volatility	77.53%	-	78.33%
Expected dividend yield		0%
Expected term in years		3.5
Average value per options	$0.100	-	$0.102

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Christopher Nelson, CEO and Sudheer Pimputkar, CTO (collectively, the “Executives”).

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

In June 2015, the Company implemented a compensation package for a director who also serves as SEC counsel of $4,000 per quarter and 250,000 stock options per year vesting quarterly with a 10-year term and exercisable at $0.27 per share (see Note 10).  For the periods ended March 31, 2016 and December 31, 2015, the charge to the consolidated statement of operations was $4,000 and $8,000 respectively.

NOTE 12 - SUBSEQUENT EVENTS

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

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,000 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount, which meant that the total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Current Report.

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

In the next 12 months we will need to raise additional funds to keep us operating at full capacity and on schedule with these plans. Our average monthly burn-rate is currently $150,000 per month, which has been reduced by management from about $200,000 per month in the first half of 2015. However, we estimate that this will increase again to approximately $200,000 per month later in 2016 as we ramp-up development and sales efforts, including the hiring of new personnel.

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

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in Fiscal Year and Financial Statement Presentation.

On February 12, 2016, the Board of Directors approved a change in the fiscal year end for the Company from March 31 to December 31.  This change is a result of the Merger, and reflects the fiscal year end period for Q2P, the operating Subsidiary.  The Company’s financial statements further reflect the operations of Q2P in 2015 up until the date of the Merger, November 12, 2015, and thereafter, the combined operations of Q2P and the public Company.

Statement of Operations

During the quarter ended March 31, 2016, the Company generated $40,000 of sales related to Q2P providing engineering services to one customer.  During the quarter ended March 31, 2015, the Company recorded no revenues.  Cost of sales during these periods were $7,172 and $0, respectively.

The Company recorded loss from operations of $613,134 in the quarter ended March 31, 2016, a decrease of 262,712 (30%) from our loss from operations of $875,846 in the same period in 2015.  Despite the lower operating loss, total expenses exclusive of gross profit were $1,239,617 in the three months ended March 31, 2016, an increase of $363,221 (41%) from our total expenses of $876,396 for the three months ended March 31, 2015.  Some of the principal factors behind these results included, higher payroll in 2016, offset by lower professional fees and R&D expenses, and further offset by $40,000 in revenue in 2016.  The difference between loss from operations and total loss for the quarter ended March 31, 2016, was primarily due to a $552,834 loss on derivative liabilities (a non-cash item) and interest expense in the same period of $40,820.

As noted above, included in the expenses for the quarter ended March 31, 2016 and 2015 were the following material items:  Payroll increased to $215,987 in 2016 from $107,559 in the prior year (101%), which was principally due to the addition of more technical staff and management in 2016.  Professional fees decreased to $170,239, from $362,791 in the prior year period (53%) due primarily to the hiring of contract professionals, and research and development decreased to $186,938 in 2016 from $322,455 in the previous year period (42%) primarily due to constriction of funds.

In total, the Company incurred a net loss of $1,206,788 in the quarter ended March 31, 2016 compared to $876,396 for the same period in 2015, an increase of $330,392.  The change in net loss was primarily due to the derivative liabilities loss of $552,834, off-set by lower operating expenses and increased revenue.  The derivative liabilities are further explained below.

Balance Sheet

Material changes in the Company’s balance sheet at March 31, 2016 over December 31, 2015 included: an increase of $11,636 in accounts payable and accrued expenses; the addition of a $150,000 term note (offset by $29,000 of debt issuance costs) and another $10,500 note from the Company’s director; an increase of $505,898 in derivative liabilities as a result of $100,000 of additional shares of Series A Preferred Stock being purchased in the quarter off-set by $71,500 worth of convertible debentures converted to common stock and an increase in valuation from December 31, 2015; and an increase of $50,000 in deferred revenue from a technology sales contract. The Company corrected the prior period loss on derivatives -- a correction which management deemed immaterial.  This resulted in total liabilities of $3,093,529 as of March 31, 2016, as compared to $2,465,292 as of the end of 2015.

Primarily as a result of the $1,206,788 net loss for the quarter, accumulated deficit was $6,572,168 at March 31, 2016, resulting in total stockholders’ deficit at the period end of $3,250,793.

Cash Flow

Net loss in the first quarter of 2016 of $1,206,788 was off-set by non-cash operating expenses of: $196,691 in stock issued for services and related amortization expense, $45,221 in stock options and restricted stock units issued to employees, $552,834 in derivative liability losses, $24,204 of depreciation and amortization, and $61,495 increase in accounts payable and accrued expenses.  As a result, net cash used in operating activities amounted to $230,754 in the first quarter of 2016.

On January 11, 2016, the Company issued 100 shares of Preferred Stock to an accredited investor (the “Preferred Stock”) for $100,000.  The Preferred Stock is convertible at $0.26 per share of the Company’s common stock (the “Conversion Price”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The holders received loan issuance costs of a 100,000 share equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company.

Financial Condition, Liquidity and Capital Resources

Since July 2014, the Company through Q2P has primarily devoted its efforts to commercializing the Q2P Engine and CHP System, developing its business model and recruiting executive management and key employees.  As a new entity, the Company has limited current business operations and nominal assets. The Company currently operates at a loss with minimal revenue and approximately $150,000 a month in operating expenses, which is comprised of salaries and fees to officers, directors and employees, our R&D budget, legal and accounting expenses, some marketing and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year. Since 2015 we have reduced our monthly burn from about $200,000 per month by terminating or renegotiating some consulting fees and employment contracts, and making other cuts in our operational budget. This monthly burn is expected to increase materially, however, over the following months as we add costs of being a public company and fund our growth.  The Company’s burn rate and limited funds raise substantial doubt about the Company’s ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements.

Since July 2014, Q2P has raised approximately $4 million in capital over five separate financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, the Company has been able to complete the prototype stage of its technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, secure strong Directors with significant industry experience, and generate our first commercial product sale.  We will attempt to raise additional funding in 2016 to advance the Company’s technology through full commercialization and manufacturing, though there can be no assurances as to whether such funds can be raised and if they can, at what terms. Details of these prior financings follows:

During the year ended December 31, 2014, Q2P raised $353,501 in its initial Seed Round Funding, excluding transaction costs of $51,000, in a convertible debt security, which automatically converted to common stock at a post-Merger equivalent of approximately $0.35 per share on September 30, 2014.

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

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The holders received a 100,000 share equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company.  The loan balance was $150,000, and accrued interest related to the loan totaled $1,250 at March 31, 2016.

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,000 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount, which meant that the total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.  The net balances as of March 31, 2016 and December 31, 2015 for the Cyclone licensing rights were $102,083 and $113,021, respectively; and the net balances as of March 31, 2016 and December 31, 2015 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets.   Under the terms of the revised agreement with Phoenix Power Group, revenue associated with these deferrals will be recognized subject to the achievement of certain milestones, as follows:  (1) on the completion of certain performance testing of the engine, deferred revenue of $150,000 will be recognized; and (2) on the delivery of the first 10 “Generation 1 Engines”, other deferred revenue will be recognized at a rate of $10,000 per delivered engine.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the March 31, 2016 and December 31, 2015 condensed consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Accumulated amortization for the periods ended March 31, 2016 and December 31, 2015 was $54,687 and $43,750, respectively.

Stock Repurchase Agreement

On September 25, 2014, Q2P entered into a Stock Repurchase Agreement with Cyclone (the “Stock Repurchase Agreement”) whereby Q2P agreed to purchase 708,333 shares of common stock of the Company (based on post-Merger share numbers) for total consideration of $500,000.  Of the purchase price, $350,000 was paid on September 30, 2014, at which time Q2P retired 495,833 shares previously held by Cyclone.  The $150,000 balance of the purchase price was recorded as Related Party Obligation – Cyclone.  The 212,500 shares associated with the $150,000 portion of the purchase price were reissued to Cyclone on July 21, 2015, based on claims made by Q2P that Cyclone had not fulfilled material terms in the Stock Repurchase Agreement, as well as other claims, and as a result the balance of $150,000 would not be owed. Cyclone disputed these claims.   Q2P also recorded $567,637 against additional paid in capital related to the shares of common stock of Cyclone held as an investment by Q2P that were returned to Cyclone, payables of Cyclone paid by Q2P on behalf of Cyclone and write-off of the intercompany receivable from Cyclone. This was offset by the deferred revenue from Phoenix Power and Clean Carbon of Australia that was transferred to Q2P in the Separation Agreement. The share amounts above reflect shares in Q2P before the Merger, not the Company’s shares.

In April 2016, the Company and Cyclone resolved their dispute regarding the Stock Purchase Agreement, whereby the parties agreed to terminate that agreement and all amounts owed by either party to the other, including a release of all claims, and Cyclone retained its 212,500 shares.  The Company paid a consultant 100,000 shares of restricted common stock in connection with the negotiation and signing of that agreement.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of March 31, 2016, the Company had an accumulated deficit of $6,572,168. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).  Disclosures regarding our Critical Accounting Policies are provided in Note 3 of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2016.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Some of the material weaknesses identified are disclosed below:

•	Management has a lack of knowledge and experience with accounting for derivative liabilities, reverse mergers and redeemable preferred stock.
•	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.
•	Management has not yet formed an audit committee.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting these material weaknesses.  Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the continued development of proper accounting policies and procedures.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

None.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

 ITEM 1A: RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities by the Company in the first fiscal quarter of 2016 and up to the date of filing.

To whom	Date	Number of shares	Consideration
Consultant / Executive Recruiter	1/1/16	150,000	$40,000
Legal Counsel	1/1/16	37,919	$10,845
Convertible Note Holders	2/2/16	190,476	$40,000
Key Employees (3)	2/25/16	450,000	Past services
Convertible Note Holder	3/1/16	150,000	$31,500
Term Note Holder	3/15/16	100,000	Issuance of $150,000 note
Consultant	4/8/16	100,000	Services in settlement of dispute

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  OTHER INFORMATION

(a)

There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)

None, not applicable.

ITEM 6: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of March 31, 2016 (unaudited) and December 31, 2015

Condensed Consolidated Statements of Operations of the Company for the three months ended March 31, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the three months ended March 31, 2016  and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Q2POWER TECHNOLOGIES INC.

Date:	5/20/16	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	5/20/16	By:	/s/ Michelle Murcia
Michelle Murcia
Chief Financial Officer