Form 10-Q
period 2016-06-30
Q2Power Technologies, Inc.
filed 2016-08-22
CIK 1310527

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

August 19, 2016:     Common –   29,551,431

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

•

Risks related to delays and expenses of technology development;

•

The inability to complete acquisitions or successfully integrate acquired companies;

•

The availability of additional capital at reasonable terms to support our business plan and acquisition strategy;

•

Economic, competitive, demographic, business and other conditions in our markets;

•

Changes or developments in laws, regulations or taxes in the energy or waste industry;

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,342	$1,012
Prepaid expenses	8,913	24,333
TOTAL CURRENT ASSETS	12,255	25,345

SOFTWARE, PROPERTY AND EQUIPMENT, NET	7,719	100,734

OTHER ASSETS
Licensing rights in Cyclone, net	91,146	113,021
Total other assets	91,146	113,021

TOTAL ASSETS	$111,120	$239,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$722,152	$541,763
Debentures	332,750	435,750
Derivative liabilities	344,510	1,067,989
Note payable, net of unamortized debt issuance costs	179,804	-
Note payable - related party net of unamortized debt issuance costs	88,679	-
Related party obligation – Cyclone	-	150,000
Capitalized lease obligations	5,855	9,726
Deferred revenue and license deposits	310,064	260,064
TOTAL CURRENT LIABILITIES	1,983,814	2,465,292

TOTAL LIABILITIES	1,983,814	2,465,292

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 and 500 shares issued and outstanding at June 30, 2016
and December 31, 2015, respectively (liquidation preference of $621,797)	426,257	319,264

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 28,002,622 and 26,624,227 shares issued and
outstanding at June 30, 2016 and December 31, 2015, respectively	2,800	2,662
Additional paid-in capital	3,971,371	3,106,369
Treasury stock, 212,500 shares, at cost	-	(150,000)
Subscription receivable	(3,787)	(3,787)
Prepaid expenses with common stock - related parties	(108,333)	(135,321)
Accumulated deficit	(6,161,002)	(5,365,379)
TOTAL STOCKHOLDERS' DEFICIT	(2,298,951)	(2,545,456)

TOTAL LIABIITIES AND STOCKHOLDERS' DEFICIT	$111,120	$239,100

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$40,000	$-
COST OF REVENUES	-	-	7,172	-
Gross profit	-	-	32,828	-

EXPENSES
Payroll	226,181	195,021	442,167	302,678
Professional fees	294,820	428,878	516,054	791,669
Research and development	122,300	361,936	309,429	684,391
Selling, general and administrative	71,781	79,014	93,393	161,952
Total Expenses	715,082	1,064,849	1,361,043	1,940,690

LOSS FROM OPERATIONS	(715,082)	(1,064,849)	(1,328,215)	(1,940,690)

OTHER INCOME (EXPENSE)
Interest expense	(71,433)	(2,483)	(112,253)	(3,038)
Loss on extinguishment of payables	(31,696)	-	(31,696)	-
Change in fair value of derivative Liabilities	1,229,377	-	676,543	-
Total Other Income (Expense)	1,126,248	(2,483)	532,594	(3,038)

INCOME/(LOSS) BEFORE INCOME TAXES	411,166	(1,067,332)	(795,621)	(1,943,728)

INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	411,166	(1,067,332)	(795,621)	(1,943,728)

PREFERRED STOCK
Series A convertible contractual Dividends	(8,975)	-	(17,770)	-

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$402,191	$(1,067,332)	$(813,391)	$(1,943,728)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC AND DILUTED	$0.01	$(0.19)	$(0.03)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	27,810,399	11,182,076	27,486,902	8,397,236

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(795,621)	$(1,943,728)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	48,408	29,041
Restricted shares issued for outside services	47,667	1,665,567
Restricted shares issued for employee services	117,000	252,700
Amortization of stock option and restricted stock unit grants	305,408	-
Amortization of prepaid expenses via common stock	124,487	-
Loss on extinguishment of payables	31,696	-
Amortization of debt issuance costs	31,302	-
Change in fair value of derivative liabilities	(676,543)	-
Amortization of preferred stock discount	68,261	-
Changes in operating assets and liabilities
Change in prepaid expenses	15,420	4,926
Increase in accounts payable and accrued expenses	283,320	162,535
Increase in deferred revenue and license deposits	50,000	-
Net cash used in operating activities	(349,195)	171,041

CASH FLOWS FROM INVESTINGING ACTIVITIES
Expenditures for property and equipment	(4,013)	(80,778)
Net cash used in financing activities	(4,013)	(80,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(3,871)	(6,099)
Proceeds from note payable net of issuance costs	173,709	-
Proceeds from note payable - related party, net of issuance costs	85,700	-
Receipt of restricted cash previously held in escrow	-	10,010
Proceeds from sale of redeemable preferred stock and common stock warrant	100,000	-
Net cash provided by financing activities	355,538	3,911

NET INCREASE IN CASH	2,330	94,174

CASH - Beginning of period	1,012	265,374

CASH - End of period	$3,342	$359,548

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$13,123	$3,038

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures to 490,476 shares of common stock	$103,000	$-
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$125,975	$-
Accrual of contractual dividends on Series A convertible preferred stock	$17,770	$-
Issuance of 100,000 shares of common stock for note payable issuance costs	$26,000	$-
Settlement of accounts payable with 187,919 shares of common stock	$49,859	$-
Settlement of accounts payable with software, property and equipment and 50,000 shares of common stock	$49,299	$-
Settlement of related party obligation – Cyclone	$150,000	$-

See notes to the condensed consolidated financial statements.

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

The Company, through its subsidiary, Q2Power Corp. (the “Subsidiary” or “Q2P”), operates a renewable power company focused on the conversion of waste to energy and other valuable “reuse” products.  The operations of the Company are essentially those of the Subsidiary.  In May 2016, the Company began exploring other synergistic business lines, such as composting from waste water biosolids, although no operations in these fields have commenced.

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

The Company has incurred a net loss of $795,621 for the six months ended June 30, 2016, which included a gain from the change in fair value of derivative liabilities of $696,543. The accumulated deficit since inception is $6,161,002, which is comprised of operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses. The Company has a working capital deficit at June 30, 2016 of $1,971,559.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from power purchase agreements, product sales, and continuing to raise funds through debt or equity offerings. The Company will also likely continue to rely upon related-party debt or equity financing, which may not be available at the time required by the Company.

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

At June 30, 2016 and December 31, 2015, cash held in banks totaled $3,342 and $1,012, respectively.

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

For the three and six months ended June 30, 2016, the Company recognized revenue of $0 and $40,000, respectively.  The $40,000 was related to the first achieved milestone and delivery under a technology sales agreement.  The Company also received an additional $50,000 upon signing of that agreement, which is accounted for as deferred revenue that will be recognized upon contract completion.

Research and Development

Research and development activities for product development are expensed as incurred. Costs for the three months ended June 30, 2016 and 2015 were $122,300 and $361,936, respectively.  Costs for the six months ended June 30, 2016 and 2015 were $309,429 and $684,391, respectively.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to the unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes.

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

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares issued from the conversion of convertible preferred stock and shares issued for the issuance of convertible debt. There were no potentially dilutive shares as of June 30, 2016 and 2015.

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

In April 2016, the FASB issued ASU No. 2016-10: “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. The effective date is the same as ASU No. 2014-09 for interim and annual periods beginning after December 15, 2017.  We are currently in the process of evaluating the future impact of adoption of these updates on our consolidated financial statements.

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

The Company maintains cash accounts in two quality financial institutions. The Company has not experienced any losses in its bank accounts through June 30, 2016.

The Company purchases much of its machined parts through Precision CNC, a related party company that sublet office space to Q2P through June 27, 2016 and owns a non-controlling interest in the Company.   Should Precision CNC no longer be able to provide such manufacturing services to the Company, it may prove difficult to find a suitable replacement in a timely and affordable manner, thus, the loss of this supplier could have a materially adverse impact on the Company’s operations and financial position. For the three month periods ended June 30, 2016 and 2015 the amounts paid to Precision CNC totaled $5,000 and $96,676, respectively, and for the six months ended June 30, 2016 and 2015, amounts paid totaled $13,868 and $194,434. Such amounts consisted of rent and research and development expenses for machined parts.

NOTE 4 – SOFTWARE, PROPERTY AND EQUIPMENT, NET

Software, property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
Software	$-	$83,735
Furniture and Computers	1,328	51,643
Shop Equipment	9,540	9,540
Total	10,868	144,918
Accumulated depreciation and amortization	3,149	44,184
Net software, property and equipment	$7,719	$100,734

At December 31, 2015, the Company had software under capital leases with gross value of $24,671, net of accumulated depreciation and amortization of $15,419.  The software was included in the disposal discussed below, however, the Company must continue to pay all outstanding amounts under the capital leases, a balance of $5,855 as of June 30, 2016.

Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $13,267 and $5,129, respectively, and for the six months ended June 30, 2016 and 2015 was $26,533 and $7,166, respectively.

The Company disposed of $70,495 of net software, property and equipment during the six months ended June 30, 2016 (see Note 6).

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business.   This agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.  The net balances as of June 30, 2016 and December 31, 2015 for the Cyclone licensing rights were $91,146 and $113,021, respectively, and the net balances as of June 30, 2016 and December 31, 2015 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets.  Under the terms of the revised agreement with Phoenix Power Group, revenue associated with these deferrals will be recognized subject to the achievement of certain milestones, as follows:  (1) on the completion of certain performance testing of the engine, deferred revenue of $150,000 will be recognized; and (2) on the delivery of the first 10 “Generation 1 Engines”, other deferred revenue will be recognized at a rate of $10,000 per delivered engine.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the June 30, 2016 and December 31, 2015 condensed consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the three months ended June 30, 2016 and 2015 was $10,938 and $10,938 respectively.

On April 8, 2016, the Company and Cyclone resolved a dispute regarding a 2014 Stock Purchase Agreement, whereby the parties agreed to terminate that agreement and all amounts owed by either party to the other, including a release of all claims, and Cyclone retained 212,500 shares of common stock of the Company and the Company has no obligation to buy these shares.  The Company paid a consultant 100,000 shares of restricted common stock valued at $26,000 in connection with the negotiation and signing of that agreement.

NOTE 6 – RELATED PARTY TRANSACTIONS

Expenses prepaid with common stock at June 30, 2016 and December 31, 2015 totaled $108,333 and $135,321, respectively.  The balance at June 30, 2016 relates to stock issued to Greenblock Capital (“GBC”) for future services with a remaining amount of $108,333.  The balance at December 31, 2015 relates to stock issued to GBC for future services with a remaining amount of $119,167, and shares purchased by the CEO and paid for through salary deductions with a remaining amount of $16,154.

The Company previously sublet approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio.  The sublease provided for the Company to pay rent monthly in the amount of $2,500, which covered space and some utilities.  Occupancy costs for the quarter ended June 30, 2016 and 2015 were $7,500 and $7,500, respectively, and for the six months ended June 30, 2016 and 2015 were $15,000 and $15,000, respectively.  The sublease has been terminated as of June 27, 2016, but may be reinstated at any time by the mutual agreement of the parties, and the Company is still able to use that facility in the short-term rent free.  The Company also purchases much of its machined parts through Precision CNC.  Precision CNC owns a non-controlling interest in the Company. The Company also maintains an executive office in Florida, which is leased by GBC. The Company has no formal agreement for this space.

For the three months ended June 30, 2016 and 2015, the amounts invoiced from Precision CNC totaled $11,560 and $51,134, respectively, and for the six months ended June 30, 2016 and 2015, the amounts invoiced totaled $32,119 and $84,243, respectively.  These amounts consisted of rent and research and development expenses for machined parts. On June 27, 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500.  The Company recorded a loss on this transaction in the amount of $31,696. Accounts payable and accrued expenses at June 30, 2016 and December 31, 2015 include $0 and $31,048, respectively, to Precision CNC.

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

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount.  The total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.  On June 13, 2016, one of the Company’s independent directors loaned another $15,000 to the Company on the same terms, with a principal amount of $16,667.

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

On September 23, 2015, the Company entered into a Modification and Extension Agreement to modify the terms of the debentures to extend the maturity date of the debentures to July 31, 2016, and reset the conversion price of the debentures to $0.21. Pursuant to the Merger, the debentures and warrants remained an outstanding obligation of the Company, thus were assumed by Q2P.  The Company and the holders are currently negotiating an additional term extension to the debentures.

In January 2016, another accredited investor purchased $105,000 in outstanding principal amount of the convertible debentures from the current holder.  The Company did not receive any consideration in this transaction as it was a transfer amongst the holders of the convertible debentures.

During the six months ended June 30, 2016, aggregate principal of $103,000 was converted to 490,476 shares of common stock (see Note 9).

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided second security interest in the assets of the Company to the holders.  Issuance costs expensed in the three months and six months ended June 30, 2016 were $3,595 and $21,810, respectively, with a balance of $3,585 to be amortized to interest expense over the remaining term of the loan.  At June 30, 2016, the loan balance net of unamortized debt issuance costs was $146,415 and accrued interest related to the loan was $1,250.  This loan matured on July 15, 2016, and the Company is currently in default thereunder.  A 10% late penalty has been assessed, and the Company is currently in negotiations with the lender to amend the terms of its loan to extend the maturity term and correct the default.

In May 2016, three investors loaned to the Company a total of $26,709 pursuant to three Convertible Notes, which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount.  The total principal amount of all three Notes was $33,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.

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

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2016 and December 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	June 30, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$243,094	$-	$-	$243,094
Anti-dilution provision in common stock warrants included with preferred stock	85,901	-	-	85,901
Debenture embedded conversion feature	-	-	-	-
Anti-dilution provision in common stock warrants included with debentures	15,515	-	-	15,515
Total derivatives	$344,510	$-	$-	$344,510

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$376,065	$-	$-	$376,065
Anti-dilution provision in common stock warrants included with preferred stock	51,203	-	-	51,203
Debenture embedded conversion feature	560,778	-	-	560,778
Anti-dilution provision in common stock warrants included with debentures	79,943	-	-	79,943
Total derivatives	$1,067,989	$-	$-	$1,067,989

There were no transfers between levels during the six months ended June 30, 2016.

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

On February 2, 2016, the two debenture holders converted a total of $40,000 of their debentures for 190,476 shares of common stock.  One of the holders converted another $31,500 in its debenture on March 1, 2016 for 150,000 shares of common stock, and then converted an additional $31,500 on June 22, 2016 for 150,000 shares of common stock.  Pursuant to the conversion of these debentures, the Company reclassified $125,975 of derivative liabilities to additional paid in capital during the six months ended June 30, 2016.  The changes in fair value of these derivative liabilities were recorded in the statement of operations until the date of conversion.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the period:

	Six Months Ended June 30, 2016
	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Total
Fair value,
December 31, 2015	$376,065	51,203	560,778	79,943	1,067,989
Net unrealized
(Gain)/Loss on derivatives	(157,509)	(19,803)	(434,803)	(64,428)	(676,543)
Purchases and issuances
(Sales and settlements)

	24,538	54,501	(125,975)	-	(46,936)

Fair value, June 30, 2016	$243,094	85,901	-	15,515	344,510

Changes in unrealized
losses, included
in income on
instruments held
at end of period	$(157,509)	(19,803)	(434,803)	(64,428)	(676,543)

The Company’s derivative liabilities are valued by using Black Scholes methods which approximate Monte Carlo Simulation methods. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These derivative liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s derivative liabilities at June 30, 2016: dividend yield of -0-%, volatility of 30.84 – 122.12%, risk free rates of 0.20 - 1.01% and an expected term of 0.1 years to 4.5 years.

During the six months ended June 30, 2016, the Company continues to refine its estimates and has updated the volatility used in its valuation models and the underlying number of shares of common stock for the derivative warrants. The net impact of these adjustments resulted in a $117,456 increase in the fair value of derivative liabilities during the six months ended June 30, 2016, which could have been reflected as part of the estimated fair value of these derivative liabilities at December 31, 2015. However, the Company recorded these true-up adjustments during 2016 given the inherent nature of Level 3 fair value measures.  The Company recorded a total of $676,543 and $131,530 for the change in fair value of all the Level 3 derivatives during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the six months ended June 30, 2016, the Company issued 1,378,395 shares of restricted common stock valued at $332,359.  Details of these issuances are provided below.

On January 1, 2016, the Company issued 187,919 shares of restricted common stock valued at $49,859 as consideration for the payment of accounts payable to vendors.

On February 2, 2016, the two debenture holders converted a total of $40,000 of their debentures for 190,476 shares of common stock.

On February 25, 2016, the Company issued 450,000 shares of restricted common stock valued at $117,000 to three key employees, including its CTO.

On March 11, 2016, one of the debenture holders converted $31,500 of their debentures for 150,000 shares of restricted common stock.

On March 15, 2016, the Company issued 100,000 shares of restricted common stock to an investor valued at $26,000 for services rendered related to a loan.

On April 8, 2016, the Company issued 100,000 shares of restricted common stock valued at $26,000 to a consultant in connection with the negotiation of the settlement with Cyclone detailed in Note 5.

On June 22, 2016, one debenture holder converted a total of $31,500 of its debenture for 150,000 shares of common stock.

On June 27, 2016, the Company issued 50,000 shares of restricted common stock valued at $10,500 as partial consideration for the payment of accounts payable to an affiliated vendor.

Convertible Redeemable Preferred Stock

On January 11, 2016, the Company issued 100 shares of Preferred Stock valued at $100,000 to an accredited investor (the “Preferred Stock”).

The Company’s Preferred Stock is convertible at $0.26 per share of the Company’s common stock (the “Conversion Price”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.  On the second anniversary of the Original Issue Date (the “Two Year Redemption Date”), the Company is obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”).  Each share of Preferred Stock receives warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity.  The proceeds have been allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself.   The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance.  This discount is amortized to interest expense over the term of the redemption period (2 years), which will result in the accretion of the Preferred Stock to its full redemption value.  Unamortized discount as of June 30, 2016 and December 31, 2015 was $195,541 and $184,764, respectively.  Interest expense related to the preferred stock discount for the three and six months ended June 30, 2016 was $34,662 and $68,261, respectively.

The Preferred Stock also carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016.  These dividends are accrued at each reporting period.  They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

The following is a summary of all outstanding common stock warrants as of June 30, 2016:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate fair value
Warrants issued in connection with issuance of Debentures	415,000	$2.45	3.00	$15,515
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	4.40	$85,901

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

In recognition of and compensation for services rendered by employees for the six months ended June 30, 2016, the Company issued 710,000 common stock options under the Founders Plan on February 25, 2016, 350,000 of which contained vesting provisions that provide for vesting in full on August 25, 2016, 150,000 of which contain provisions for immediate vesting of 50,000 and 100,000 and fully vest on August 25, 2016, and 210,000 of which contain semi-annual vesting provisions over the next year.  One option grant of 40,000 shares to an employee was cancelled due to termination of employment.

In recognition of and compensation for services rendered by the Company’s Board Chairman, the Company issued 400,000 common stock options under the 2014 Plan on February 25, 2016, which contained vesting provisions that provide for immediate vesting of 200,000, and 200,000 on August 25, 2016.

In recognition of and compensation for services rendered by employees and members of the Company’s board of directors, the Company issued 2,200,000 common stock options, 450,000 restricted stock units and 450,000 shares of common stock under the 2016 Plan. On February 25, 2016, the Company issued 1,800,000 common stock options to the Company’s Board Chairman, which contain provisions for vesting upon the achievement of specific milestones.  As of June 30, 2016, 150,000 had vested upon one milestone achievement.  The 450,000 restricted stock units were issued on February 25, 2016 and provide for vesting in full on February 21, 2017, and the 450,000 shares of common stock were issued on February 25, 2015 and provide for immediate vesting.  On March 21, 2016, the Company issued 400,000 common stock options to a member of the board of directors, which provides for immediate vesting of 200,000 shares and 200,000 shares vest on September 21, 2016.

In June 2016, the Company issued 150,000 common stock options under the 2016 Plan to one new Board of Advisor Member. The options vest one-half in six months and the balance in 12 months, with a 10-year term and exercisable at a price of $0.30 per share.  The options were valued at $15,300 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.30 per share and with a maturity life of 3.5 years.

Options awarded under the Option Plans and the 2016 Plan for the six months ended June 30, 2016 were valued at $378,300 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on a weighted average exercise price of $0.48 per share and with a maturity life of 3.5 years.

For the six months ended June 30, 2016, the charge to the consolidated statement of operations for the amortization of stock option grants awarded under the Option Plans and the 2016 Plan was $260,080. On May 27, 2016, the majority of the employees of the Subsidiary were terminated in an effort to reduce expenses, and were allowed to retain their options, which were immediately vested.  The expense related to the outstanding options previously granted to these terminated employees was recognized in full in this period as they were no longer subject to a service requirement with respect to vesting of the award.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2015 through June 30, 2016 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	1,745,480	0.30	9.1
Options issued	3,460,000	0.30	4.5
Options exercised	--	--	--
Options cancelled	(40,000)	(0.30)	--
Balance, June 30, 2016	5,165,480	$0.43	6.7

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, June 30, 2016	2,502,148	$0.38	8.1

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Six Months Ended June 30, 2016
Risk free interest rate	1.01%	-	1.22%
Expected volatility	77.53%	-	82.39%
Expected dividend yield		0%
Expected term in years		3.5
Average value per options	$0.100	-	$0.102

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

In June 2015, the Company implemented a compensation package for a director who also serves as SEC counsel of $4,000 per quarter and 250,000 stock options per year vesting quarterly with a 10-year term and exercisable at $0.27 per share.  These stock options converted as part of the Merger to 84,000 shares, which were vested in full at the date of the Merger, and are exercisable at $0.30 per share.  For the three months and six months ended June 30, 2016, the charge to the consolidated statement of operations was $4,000 and $8,000 respectively. The Director’s grant of 250,000 options for 2016 is effective as of July 1, 2016.

NOTE 12 - SUBSEQUENT EVENTS

On July 11, 2016, one of the Company’s debenture holders converted $27,250 of its debenture for 129,762 shares of common stock. The same debenture holder converted the following amounts as of the dates provided: on July 14, $30,500 for 145,238 shares of common stock; on July 19, $30,500 for 145,238 shares of common stock; on July 26, $10,500 for 50,000 shares of common stock; and on August 16, $49,000 for 233,333 shares of common stock.  On July 26, 2016, a second debenture holder converted $20,000 of its debenture for 95,238 shares of common stock.

In July and August  2016, the Company received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $.21 per share for an aggregate of $157,500, less $610 in financing costs.

Due to this issuance of common stock at $.21, the Company’s Convertible Preferred Stock was repriced to $.21 per share. Holders of the Company’s warrants issued in connection with convertible debentures have agreed to reduce the exercise price of 415,000 of such warrants from $2.35 to $.50, which also required the number of shares into which those warrants are exercisable to increase to 2,033,500 shares.  The holders agreed to maintain the exercise price of $.50 for 1,153,845 warrants issued in connection with the Company’s Preferred Stock. As part of this agreement, the debenture holders also agreed to extend the maturity date of the Company’s debentures to July 31, 2017, for an aggregate fee of 150,000 common shares.

On August 12, 2016, the Company, ERTH Products LLC and Exceptional Products Inc. (the “ERTH Companies”), entered into a binding letter of intent (the “LOI”) contemplating the acquisition of the ERTH Companies by the Company.  The ERTH Companies, based in Georgia, manufacture agricultural compost and engineered soils for the construction industry from waste water biosolids.  Under the LOI, the ERTH Companies have agreed to a 90 day exclusivity period, for a nominal amount of funds, to negotiate the terms of this acquisition, which 90-day period may be extended for an additional 275 days in return for a deposit equal to approximately 5% of the presumed purchase price for the ERTH Companies.  The LOI also contemplates adding Wayne King Sr., the founder of the ERTH Companies, to the Company’s Board of Advisors.

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

The Company’s operating subsidiary, Q2P was originally formed by Cyclone Power Technologies Inc. (“Cyclone”) in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it is today: to pursue waste-to-power and waste heat recovery business opportunities on a global basis.  Since May 2016, the Company has also begun to pursue other lines of business, such as composting from waste water biosolids, and has limited some of its previous R&D operations. The Company re-domiciled to Delaware as a corporation in April 2014, formally split from Cyclone in July 2014 pursuant to a Separation Agreement, and changed its name to “Q2Power Corp.” in February 2015.  It is licensed to do business in Florida and Ohio, where it maintains offices.

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

A.

Plan of Operation

In the second quarter of 2016, the Company announced that it had taken several important steps to expand its business model into the commercial composting and sustainable soils sector.  This included starting an alliance with a leading company in this space based in Georgia, and adding a key advisor with over 40 years of experience in this industry to our team.  Two of the Company’s independent Directors also have significant experience and contacts in waste water, biosolids, waste management and other areas that are synergistic and overlapping with composting.

On August 12, 2016, the Company, ERTH Products LLC and Exceptional Products Inc. (the “ERTH Companies”), entered into a binding letter of intent (the “LOI”) contemplating the acquisition of the ERTH Companies by the Company.  The ERTH Companies, based in Georgia, manufacture agricultural compost and engineered soils for the construction industry from waste water biosolids.  Under the LOI, the ERTH Companies have agreed to a 90 day exclusivity period to negotiate the terms of this acquisition, which 90-day period may be extended for an additional 275 days in return for a deposit equal to approximately 5% of the presumed purchase price for the ERTH Companies.  The LOI also contemplates adding Wayne King Sr., the founder of the ERTH Companies, to the Company’s Board of Advisors.  During the second half of 2016, the Company expects to advance these plans by completing this acquisition, and possibly acquiring other established businesses in this sector.

The Company’s strategy in composting and sustainable soils is supported by a Research & Markets report published May 2016 stating that the global market for these products -  specifically engineered soils, of which composting is a major component -- is projected to reach $7.8 billion by 2021, at a CAGR of 6.7% from 2016 to 2021. The growth of this market is being driven by soil productivity, water conservation and pollution concerns in the United States and worldwide. According to these and other reports, 99 million acres (28% of all cropland) in the U.S. are eroding above soil tolerance rates, meaning the long-term productivity of the soil cannot be maintained and new soil is not adequately replacing the lost soil.  This erosion reduces the ability of the soil to support plant growth and hold water, adding significant pressure on this critical depleting resource. Further, soils produced with compost are being used with more frequency in construction, infrastructure and land reclamation projects to reduce costs, accelerate permitting, and create more sustainable landscapes. Management sees an opportunity in the composting and engineered soils markets to build a strong, cash flowing company, while doing good for the environment.

In connection with these new plans, the Company has also taken steps to reduce its R&D overhead in the second quarter, including scaling back a large portion of its engineering and technical personnel in order to dedicate more resources to pursuing partnerships and acquisitions in the compost industry.  Management anticipates that this plan will get the Company to consistent revenue and profitability quicker, and increase shareholder value over the short and long term.

Management continues to believe that the Company’s engine and power system technology is viable as a commercial product, targeted to many of the same customers that the Company plans to work with in the composting business.  These include waste water treatment plants that produce methane, and can benefit from the conversion of that otherwise flared fuel to electricity and process heat.  The IP that the Company has licensed and developed over the last two years is a valuable asset which we intend on maintaining and protecting moving forward.  For the short term, however, the cost of fully commercializing this technology places great strains on the Company’s limited resources, and raising funding to support these R&D activities will, in management’s opinion, be dilutive to shareholders. We intend on completing current projects for our customers, and will continue to seek strategic partnerships and alternative plans for these products in the interest of monetizing our technology over the long term.

During the next 12 months, we expect to spend approximately $1.0 million on operations, reduced from $2.0 to $2.5 million with respect to operations to support an R&D project. We will need to raise additional funds to operate at full capacity and on schedule with these plans. Our average monthly burn-rate is currently about $50,000 per month, which has been reduced by management from about $15,000 per month in the first half of 2016. However, we estimate that this will increase again in 2017 as we ramp-up partnerships and acquisitions in the compost sector, including the hiring of new operational and sales personnel.  Funds to cover operational short-falls over the following 12 months may be raised through the issuance of equity securities and/or debt funding.  Management is actively pursuing such financing, however, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms, or at all.

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

Statement of Operations for the three months ended June 30, 2016 vs. 2015

During the quarters ended June 30, 2016 and 2015, the Company recorded no revenues.

The Company recorded loss from operations of $715,082 in the quarter ended June 30, 2016, a decrease of $349,767 (33%) from our loss from operations of $1,064,849 in the same period in 2015.  Additionally, the Company realized additional expenses including interest expenses and loss from disposal of assets, which were offset by a gain on derivative liability that resulted in net income of $411,166 for the three months ended June 30, 2016, an increase of $1,478,498 (139%) from our net loss of $1,067,332 for the three months ended June 30, 2015.  Some of the principal factors behind these results included, higher payroll in 2016, offset by lower professional fees and R&D expenses in 2016.  The difference between loss from operations and total gain for the quarter ended June 30, 2016, was primarily due to a $1,229,377 gain on derivative liabilities (a non-cash item) and interest expense in the same period of $71,433.

As noted above, included in the expenses for the quarter ended June 30, 2016 and 2015 were the following material items:  Payroll increased to $226,181 in 2016 from $195,021 in the prior year (16%), which was principally due to the addition of more technical staff and management in 2016.  Professional fees decreased to $294,820, from $428,878 in the prior year period (31%) due primarily to the hiring of contract professionals, and research and development decreased to $122,300 in 2016 from $361,936 in the previous year period (66%) primarily due to constriction of funds.

Statement of Operations for the six months ended June 30, 2016 vs. 2015

During the six months ended June 30, 2016 and 2015, the Company recorded $40,000 and $-0- in revenue, respectively.

The Company recorded loss from operations of $1,328,215 in the six months ended June 30, 2016, a decrease of $612,475 (32%) from our loss from operations of $1,940,690 in the same period in 2015.  Additionally, the Company realized additional expenses including interest expenses and loss from disposal of assets, which were offset by a gain on derivative liability that resulted in a net loss of $795,621 for the six months ended June 30, 2016, a decrease of $1,148,107 (59%) from our net loss of $1,943,728 for the six months ended June 30, 2015.  Some of the principal factors behind these results included, higher payroll in 2016, offset by lower professional fees and R&D expenses, and further offset by $40,000 in revenue in 2016.  The difference between loss from operations and total gain for the six months ended June 30, 2016, was primarily due to a $676,543 gain on derivative liabilities (a non-cash item) and interest expense in the same period of $112,253.

As noted above, included in the expenses for the six months ended June 30, 2016 and 2015 were the following material items:  Payroll increased to $442,167 in 2016 from $302,678 in the prior year (45%), which was principally due to the addition of more technical staff and management in 2016.  Professional fees decreased to $516,054, from $791,669 in the prior year period (35%) due primarily to the hiring of contract professionals, and research and development decreased to $309,429 in 2016 from $684,391 in the previous year period (55%) primarily due to constriction of funds.

Balance Sheet

Material changes in the Company’s balance sheet at June 30, 2016 over December 31, 2015 included: an increase of $180,389 in accounts payable and accrued expenses; the addition of a $150,000 term note (offset by $29,000 of debt issuance costs), $90,000 of notes payable from two board members and four investors, and another $10,500 note from the Company’s director, plus accrued interest; a decrease of $723,479 in derivative liabilities as a result of $103,000 worth of convertible debentures converted to common stock and an decrease in valuation from December 31, 2015; a decrease of $70,495 in software, property and equipment related to the transfer of those assets to Precision CNC in settlement of accounts payable; and an increase of $50,000 in deferred revenue from a technology sales contract.  Total liabilities as of June 30, 2016 were $1,983,814, as compared to $2,465,292 as of the end of 2015.

Primarily as a result of the $795,621 net loss for the six months ended June 30, 2016, accumulated deficit was $6,161,002 at June 30, 2016, resulting in total stockholders’ deficit at the period end of $2,298,951.

Cash Flow

The net loss for the six months ended June 30, 2016, of $795,621 was off-set by non-cash operating expenses of: $289,154 in stock issued for services and related amortization expense, $305,408 in stock options and restricted stock units issued to employees, $676,543 in derivative liability gains, $48,408 of depreciation and amortization, and $283,320 increase in accounts payable and accrued expenses.  As a result, net cash used in operating activities amounted to $349,195 in the first six months of 2016.

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

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount.  The total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.   In June 2016, three other shareholders of the Company provided an additional $30,000 to the Company on the same loan terms.

In July and August  2016, the Company received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $.21 per share for an aggregate of $157,500, less $610 in financing costs.

Financial Condition, Liquidity and Capital Resources

The Company’s limited funds raise substantial doubt about the Company’s ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements.

Since July 2014, the Company through Q2P has primarily devoted its efforts to commercializing the Q2P engine and CHP system, developing its business model and recruiting executive management and key employees.   As a new entity, the Company has limited current business operations and nominal assets. The Company currently operates at a loss with minimal revenue. Since the change in business direction to focus on strategic partnerships and acquisitions in the compost space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $50,000 per month by laying-off some employees and restricting our R&D budget.  Currently, we have two employees on payroll and four more as consultants, two of whom are continuing engine development efforts and two others in administration. Other expenses include legal and accounting, marketing, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced approximately $50,000 in payables through the transfer of some furniture, equipment and other assets to an affiliated vendor. Our monthly burn is expected to increase as our plan for growth in the composting sector starts to materialize, and initial acquisitions are in process.

Since July 2014, Q2P has raised approximately $4.2 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, the Company has been able to complete the prototype stage of its technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Many of these investments in people and contacts will assist us in the development of our new business line.  With respect to our technology, we will attempt to deliver on our commercial sales contracts with reduced staff, and look for other opportunities to monetize this intellectual property.  We will attempt to raise additional funding in 2016 to advance the Company’s growth plans, although there can be no assurances as to whether such funds can be raised and if they can, at what terms. Details of the Company’s prior financings follows:

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

Subsequent to the Merger, the Company raised an additional $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively.  The Preferred Stock was convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share.  Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties.  The Preferred Stock is redeemable after two years if not converted, and has no voting rights until converted to common stock.  The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to an agreement with the warrant holders, this conversion price did not change as a result of the July 2016 common stock offering at $0.21; however, should the Company fail to sign its first acquisition to a letter of intent by October 2016, then the conversion price will be reduced to $0.21 and the number of shares that the warrant is convertible into will increase proportionally to maintain the same dollar value of the warrant as a whole.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The holders received a 100,000 share equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company.  The loan balance was $150,000, and accrued interest related to the loan totaled $1,250 at June 30, 2016. As of July 15, 2016, this loan was in default, and the Company was obligated to pay a 10% penalty charge.  The loan holder and the Company are in negotiations to extend the maturity date.

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount.  The total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.  In June 2016, three investors of the Company provided an additional $26,709 to the Company on the same loan terms.

In July and August  2016, the Company received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $.21 per share for an aggregate of $157,500, less $610 in financing costs.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.  The net balances as of June 30, 2016 and December 31, 2015 for the Cyclone licensing rights were $91,146  and $113,021, respectively; and the net balances as of June 30, 2016 and December 31, 2015 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets.   Under the terms of the revised agreement with Phoenix Power Group, revenue associated with these deferrals will be recognized subject to the achievement of certain milestones, as follows:  (1) on the completion of certain performance testing of the engine, deferred revenue of $150,000 will be recognized; and (2) on the delivery of the first 10 “Generation 1 Engines”, other deferred revenue will be recognized at a rate of $10,000 per delivered engine.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the June 30, 2016 and December 31, 2015 condensed consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Accumulated amortization for the periods ended June 30, 2016 and December 31, 2015 was $83,854 and $61,979, respectively.

Stock Repurchase Agreement

On April 8, 2016, the Company and Cyclone resolved a dispute regarding a 2014 Stock Purchase Agreement, whereby the parties agreed to terminate that agreement and all amounts owed by either party to the other, including a release of all claims, and Cyclone retained 212,500 shares of common stock of the Company and the Company has no obligation to buy back these shares.  The Company paid a consultant 100,000 shares of restricted common stock valued at $26,000 in connection with the negotiation and signing of that agreement.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of June 30, 2016, the Company had an accumulated deficit of $6,161,002. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).  Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2016.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Some of the material weaknesses identified are disclosed below:

•	Management has a lack of knowledge and experience with accounting for derivative liabilities, reverse mergers and redeemable preferred stock.
•	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.
•	Management has not yet formed an audit committee.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

 Other than the remediation effort discussed above, there were no changes in the internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 1A: RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities by the Company in the second fiscal quarter of 2016 and up to the date of filing.

To whom	Date	Number of shares	Consideration
Convertible Note Holder	6/22/16	150,000	$31,500
Affiliated Service Provider	6/27/16	50,000	Settlement of Payables
Convertible Note Holder	7/11/16	129,762	$27,250
Convertible Note Holder	7/14/16	145,238	$30,500
Convertible Note Holder	7/19/16	145,238	$30,500
Convertible Note Holder	7/26/16	50,000	$10,500
Convertible Note Holder	7/26/16	95,238	$20,000
Accredited Investors	7/20/16 – 8/9/16	750,000	$157,000
Convertible Note Holder	8/16/16	233,333	$49,000

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

32

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

As of August 1, 2016, the Company was in default under its two Original Issue Discount Senior Secured Convertible Debentures, which matured on July 31, 2016. The Company and the holders are currently negotiating a term extension to the debentures.

As of July 16, 2016, the Company was in default under its 120-day term loan in the principal amount of $150,000.  A 10% late penalty has been assessed, and the Company is currently in negotiations with the lender to amend the terms of its loan to extend the maturity term and correct the default.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  OTHER INFORMATION

(a)

There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)

None, not applicable.

ITEM 6: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of June 30, 2016 (unaudited) and December 31, 2015

Condensed Consolidated Statements of Operations of the Company for the three and six months ended June 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the six months ended June 30, 2016 and 2015 (unaudited)

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

Q2POWER TECHNOLOGIES INC.

Date:	8/22/16	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	8/22/16	By:	/s/ Michelle Murcia
Michelle Murcia
Chief Financial Officer