Form 10-K/A
period 2015-12-31
Q2Power Technologies, Inc.
filed 2017-02-15
CIK 1310527

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [X]  Yes  [  ]  No

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

April 14, 2016:  Common – 27,802,622

           Preferred -- 600

Documents incorporated by reference: None.

Explanatory Note

This 10-K/A for the transition period ended December 31, 2015 is being filed to provide additional disclosure for Item 9A: Controls and Procedure.  The amended Item 9A is set forth below. All other items and sections of the Annual Report on Form 10-K remain the same.

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

During the evaluation of disclosure controls and procedures as of December 31, 2015, management identified certain material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. These included a lack of knowledge and experience with accounting for derivative liabilities, reverse mergers and redeemable preferred stock. Management was also under-staffed to complete the required work in the timeframe needed, due in part to a lack of funding.  Management concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of 2013.  As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Some of the material weaknesses identified are disclosed below:

•	Management has a lack of knowledge and experience with accounting for derivative liabilities, reverse mergers and redeemable preferred stock.
•	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.
•	Management has not yet formed an audit committee.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Changes in Internal Control Over Financial Reporting

Since November 12, 2015, the management of the Company has been replaced completely by the officers and directors of Q2P.  These new managers are in the process of instituting new internal controls over financial reporting based on comments provide by the Company’s auditors.  We anticipate that these changes will materially improve the Company’s internal control over financial reporting in the future.

ITEM 15: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

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

Q2POWER TECHNOLOGIES INC.

Date:	2/15//2017	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	2/15/2017	By:	/s/ Michelle Murcia
Michelle Murcia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	2/15/2017	/s/ Kevin Bolin
Kevin Bolin
Chairman of the Board of Directors

Date:	2/15/2017	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	2/15/2017	/s/ Joel Mayersohn
Joel Mayersohn
Director

Date:	2/15/2017	By:	/s/ Scott Whitney
Scott Whitney
Director

4