Form 10-Q/A
period 2016-03-31
Q2Power Technologies, Inc.
filed 2017-02-15
CIK 1310527

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This 10-Q/A for the period ended March 31, 2016 is being filed to provide additional disclosure for Item 4: Controls and Procedures.  The amended Item 4 is set forth below. All other items and sections of the Quarterly Report on Form 10-Q remain the same.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Management concluded that, as of March 31, 2016, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

None.

ITEM 6: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

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

Q2POWER TECHNOLOGIES INC.

Date:	2/15/17	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	2/15/17	By:	/s/ Michelle Murcia
Michelle Murcia
Chief Financial Officer

5