Form 10-Q
period 2016-09-30
Q2Power Technologies, Inc.
filed 2017-04-18
CIK 1310527

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: September 30, 2016

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended:

Q2Power Technologies Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	000-55148	20-1602779
(State or Other Jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification No.)
Incorporation)

420 Royal Palm Way, #100

Palm Beach, FL 33480

(Address of Principal Executive Offices)

(561) 693-1423

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

April 18, 2017:     Common –   46,133,559

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

•

Risks related to delays and expenses of technology development and pilot programs;

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$319	$1,012
Prepaid expenses	5,418	24,333
TOTAL CURRENT ASSETS	5,737	25,345

SOFTWARE, PROPERTY AND EQUIPMENT, NET	7,226	100,734

OTHER ASSETS
Licensing rights in Cyclone, net	80,208	113,021
Total other assets	80,208	113,021

TOTAL ASSETS	$93,171	$239,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$745,286	$541,763
Debentures	165,000	435,750
Derivative liabilities	296,638	1,067,989
Notes payable, net of unamortized debt issuance costs	202,432	-
Notes payable - related party net of unamortized debt issuance costs	97,220	-
Related party obligation - Cyclone	-	150,000
Capitalized lease obligations	1,586	9,726
Deferred revenue and license deposits	310,064	260,064
TOTAL CURRENT LIABILITIES	1,818,226	2,465,292

TOTAL LIABILITIES	1,818,226	2,465,292

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 and 500 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (liquidation preference of $630,871)	469,992	319,264

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,551,431 and 26,624,227 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,956	2,662
Additional paid-in capital	4,397,728	3,106,369
Treasury stock, 212,500 shares, at cost	-	(150,000)
Subscription receivable	(3,787)	(3,787)
Prepaid expenses with common stock - related parties	(43,333)	(135,321)
Accumulated deficit	(6,548,611)	(5,365,379)
TOTAL STOCKHOLDERS' DEFICIT	(2,195,047)	(2,545,456)

TOTAL LIABIITIES AND STOCKHOLDERS' DEFICIT	$93,171	$239,100

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$40,000	$-
COST OF REVENUES	-	-	7,172	-
Gross profit	-	-	32,828	-

EXPENSES
Payroll	70,393	102,516	512,561	405,193
Professional fees	176,771	154,494	692,416	946,163
Research and development	43,154	372,533	355,884	1,056,924
Other, general and administrative	75,991	61,219	166,492	213,171
Total Expenses	366,309	690,762	1,727,353	2,621,451

LOSS FROM OPERATIONS	(366,309)	(690,762)	(1,694,525)	(2,621,451)

OTHER INCOME (EXPENSE)
Interest expense	(69,172)	(2,412)	(181,425)	(5,451)
Loss on extinguishment of payables	-	-	(31,696)	-
Anpath transaction costs	-	(12,106)	-	(22,106)
Change in fair value of derivative liabilities	47,872	-	724,415	-
Total Other Income (Expense)	(21,300)	(14,518)	511,294	(27,557)

LOSS BEFORE INCOME TAXES	(387,609)	(705,280)	(1,183,231)	(2,649,008)

INCOME TAXES	-	-	-	-

NET LOSS	(387,609)	(705,280)	(1,183,231)	(2,649,008)

PREFERRED STOCK
Contractual dividends on Series A redeemable convertible preferred stock	(9,074)	-	(26,844)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(396,683)	$(705,280)	$(1,210,075)	$(2,649,008)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC AND DILUTED PER SHARE	$(0.01)	$(0.03)	$(0.04)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	29,105,669	24,034,475	28,028,380	22,924,866

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,183,231)	$(2,649,009)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	59,839	59,413
Restricted shares issued for outside services	47,667	344,544
Restricted shares issued for employee services	117,000	100,089
Amortization of stock option and restricted stock unit grants	415,746	190,499
Amortization of prepaid expenses via common stock	189,487	229,459
Loss on extinguishment of payables	31,696	-
Amortization of debt issuance costs	40,251	-
Change in fair value of derivative liabilities	(724,415)	-
Amortization of preferred stock discount	102,923	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	18,914	-
Increase in other current asset	-	(2,549)
Increase in accounts payable and accrued expenses	325,674	325,911
Increase in deferred revenue and license deposits	50,000	-
Net cash used in operating activities	(508,449)	(1,401,643)

CASH FLOWS FROM INVESTINGING ACTIVITIES
Expenditures for property and equipment	(4,013)	(88,846)
Net cash used in financing activities	(4,013)	(88,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	1,328
Payment of capitalized leases	(8,140)	(9,099)
Proceeds from note payable net of issuance costs	173,709	-
Proceeds from note payable - related party, net of issuance costs	88,700	10,000
Receipt of restricted cash previously held in escrow	-	10,010
Proceeds from sale of common stock	157,500	-
Proceeds from sale of redeemable preferred stock and common stock warrants	100,000	-
Proceeds from sales of common stock, Series A funding	-	362,360
Proceeds from sale of common stock, Rights Offering, net of direct offering costs	-	850,516
Net cash provided by financing activities	511,769	1,225,115

NET CHANGE IN CASH	(693)	(265,374)

CASH - Beginning of period	1,012	265,374

CASH - End of period	$319	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures to 1,289,285 shares of common stock	$270,750	$-
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$125,975	$-
Accrual of contractual dividends on Series A convertible preferred stock	$26,844	$-
Issuance of 100,000 shares of common stock for note payable issuance costs	$26,000	$-
Settlement of accounts payable to 187,919 shares of common stock	$49,859	$-
Settlement of accounts payable with software, property and equipment and 50,000 shares of stock	$49,299	$-
Settlement of related party obligation - Cyclone	$150,000	$-
Issuance of 941,900 shares of common stock for subscriptions receivable	$-	$18,838
Retirement of restricted shares in settlement of notes and subscription receivables	$-	$104,900
Conversion of accounts payable and accrued expenses to common stock in Rights Offering	$-	$186,409

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Power Technologies, Inc. (hereinafter the “Company”) was incorporated in Delaware on August 26, 2004.  The Company is primarily a holding company for its sole subsidiary, Q2Power Corp.  Formerly, the Company’s name was Anpath Group, Inc. (“Anpath”).

The Company, through its subsidiary, Q2Power Corp. (the “Subsidiary” or “Q2P”), has operated a renewable power R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company are essentially those of the Subsidiary.  In May 2016, the Company began exploring other synergistic business lines, such as composting from waste water biosolids.  Although no operations in these fields have commenced, management has made progress towards acquiring certain operational composing facilities in the U.S.  Moving forward, the Company intends to phase out its R&D activities and focus entirely on the business of compost and engineered soils manufacturing and sales.

On November 12, 2015, the Company and its special purpose merger subsidiary completed a merger (the “Merger”) with Q2P. As a result of the Merger, all outstanding shares of Q2P were exchanged for 24,034,475 shares of the Company’s common stock.  In addition, the Company assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”), and 1,095,480 options outstanding thereunder.  Also pursuant to the Merger, the officers and directors of Q2P assumed control over the management and Board of Directors of the Company. Subsequent to the Merger, the Company officially changed its name to Q2Power Technologies, Inc.

On December 1, 2015, in connection with the Merger the Company also sold its prior operating subsidiary, EnviroSystems Inc. (“ESI”), to three former shareholders in exchange for a return of 470,560 shares of the Company’s common stock. ESI assumed all debt, payables and a litigation judgment that was on its books as of the Merger date.

On February 12, 2016, the Board of Directors of the Company approved a change in the fiscal year end for the Company from March 31 to December 31.  This change is a result of the Merger, and reflects the fiscal year-end period for Q2P.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The unaudited condensed financial statements include all accounts of the Company.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Interim results are not necessarily indicative of results for a full year.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.  The December 31, 2015 condensed consolidated balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Annual Report on Form 10-KT filed on April 14, 2016.  The audited consolidated financial statements contained an explanatory paragraph in the Report of the Independent Registered Public Accounting Firm, regarding substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred a net loss of $1,183,231 for the nine months ended September 30, 2016, which included a gain from the change in fair value of derivative liabilities of $724,415. The accumulated deficit since inception is $6,548,611, which is comprised of operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses. The Company has a working capital deficit at September 30, 2016 of $1,812,489. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from product sales and royalties, acquisition of cash-flowing businesses, and continuing to raise funds through debt or equity offerings. The Company will also likely continue to rely upon related-party debt or equity financing, which may not be available at the time required by the Company.  See also Note 12, Subsequent Events.

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

At September 30, 2016 and December 31, 2015, cash held in banks totaled $319 and $1,012, respectively.

Revenue Recognition

Revenue from the Company’s waste-to-power operations is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company will not allow its customers to return prototype products.

For the three and nine months ended September 30, 2016, the Company recognized revenue of $0 and $40,000, respectively.  The $40,000 was related to the first achieved milestone and delivery under a technology sales agreement.  The Company also received an additional $50,000 upon signing of that agreement, which is accounted for as deferred revenue that will be recognized upon contract completion.

Research and Development

Research and development activities for product development are expensed as incurred. Costs for the three months ended September 30, 2016 and 2015 were $43,154 and $372,533, respectively.  Costs for the nine months ended September 30, 2016 and 2015 were $355,884 and $1,056,924, respectively.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes.

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

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares issued from the conversion of convertible preferred stock and shares issued for the issuance of convertible debt. There were no potentially dilutive shares as of September 30, 2016 and 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers”, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the future impact of the ASU on its consolidated financial statements; however, in light of the material changes in the Company’s business model which have occurred after September 30, 2016, the Company expects to do further review in the second quarter of 2017.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”, to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The ASU is effective for annual periods ending after December 15, 2016. The Company is currently assessing the impact of the ASU on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, requiring management to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently assessing the impact of the ASU on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its statement of financial position or financial statement disclosures.

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

The Company maintains cash accounts in two quality financial institutions. The Company has not experienced any losses in its bank accounts through September 30, 2016.

The Company purchased much of its machined parts through Precision CNC, a related party company that sublet office space to Q2P through June 27, 2016, and owns a non-controlling interest in the Company.   See Note 6.

NOTE 4 – SOFTWARE, PROPERTY AND EQUIPMENT, NET

Software, property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015
Software	$-	$83,735
Furniture and Computers	1,328	51,643
Shop Equipment	9,540	9,540
Total	10,868	144,918
Accumulated depreciation and amortization	3,642	44,184
Net software, property and equipment	$7,226	$100,734

At December 31, 2015, the Company had software under capital leases with gross value of $24,671, net of accumulated depreciation and amortization of $15,419.  The software was included in the disposal of assets to Precisions CNC discussed below in Note 6; however, the Company must continue to pay all outstanding amounts under the capital leases, a balance of $1,586 as of September 30, 2016.

Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 was $493 and $13,267, respectively, and for the nine months ended September 30, 2016 and 2015 was $27,026 and $26,600, respectively.

The Company disposed of $70,495 of net software, property and equipment for the settlement of related party accounts payable during the nine months ended September 30, 2016 (see Note 6).

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business.   This agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.  The net balances as of September 30, 2016 and December 31, 2015 for the Cyclone licensing rights were $80,208 and $113,021, respectively, and the net balances as of September 30, 2016 and December 31, 2015 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets.  Under the terms of the revised agreement with Phoenix Power Group, revenue associated with these deferrals will be recognized subject to the achievement of certain milestones, as follows:  (1) on the completion of certain performance testing of the engine, deferred revenue of $150,000 will be recognized; and (2) on the delivery of the first 10 “Generation 1 Engines”, other deferred revenue will be recognized at a rate of $10,000 per delivered engine.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the September 30, 2016 and December 31, 2015 condensed consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the three months ended September 30, 2016 and 2015 was $10,938 and $10,938 respectively.  Amortization expense for the nine months ended September 30, 2016 and 2015 was $32,813 and $32,813, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Expenses prepaid with common stock at September 30, 2016 and December 31, 2015 totaled $43,333 and $135,321, respectively.  The balance at September 30, 2016 relates to stock issued to Greenblock Capital (“GBC”) for future services with a remaining amount of $43,333.  The balance at December 31, 2015 relates to stock issued to GBC for future services with a remaining amount of $119,167, and shares purchased by the CEO and paid for through salary deductions with a remaining amount of $16,154.  Our CEO is a Managing Director of GBC, although he has no equity or voting rights in GBC.

The Company previously sublet approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio.  The sublease provided for the Company to pay rent monthly in the amount of $2,500, which covered space and some utilities.  Occupancy costs for the quarter ended September 30, 2016 and 2015 were $0 and $7,500, respectively, and for the nine months ended September 30, 2016 and 2015 were $15,000 and $15,000, respectively.  The sublease has been terminated as of June 27, 2016, but may be reinstated at any time by the mutual agreement of the parties, and the Company is still able to use that facility in the short-term rent free.  The Company also purchases much of its machined parts through Precision CNC.  Precision CNC owns a non-controlling interest in the Company. The Company also maintains an executive office in Florida, which is leased by GBC. The Company has no formal agreement for this space and pays no rent.

For the three months ended September 30, 2016 and 2015, the amounts invoiced from Precision CNC totaled $0 and $39,040, respectively, and for the nine months ended September 30, 2016 and 2015, the amounts invoiced totaled $17,119 and $123,283, respectively. These amounts consisted of rent and research and development expenses for machined parts.

On June 27, 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500. The Company recorded a loss on this transaction in the amount of $31,696. Accounts payable and accrued expenses at September 30, 2016 and December 31, 2015 include $0 and $31,048, respectively, to Precision CNC.

During the first nine months of 2016, members of the Company’s Board of Directors made several loans and advances to the Company, as follows:

•

On January 8, 2016, a member of the Board of Directors made an advance to the Company totaling $10,500 with a 6% per annum rate, payable on demand.  As of September 30, 2016, such advance is still outstanding.

•

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount.  The total principal amount of all three Notes was $66,000. The Notes mature in October 2016, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.

•

On June 13, 2016, one of the Company’s independent directors loaned $15,000 to the Company on the same terms as the April 2016 notes, with a principal amount of $16,667.

•

In September 2016, three of the Company’s Directors advanced $1,000 each for payment of insurance premiums. There were no formal terms for these advances; however, the Company started to impute 8% per annum interest in connection with the March 2017 conversion of the advances into the Convertible Promissory Note Bridge offering (see below).

In March 2017, all outstanding Director notes and advances with an aggregate amount of $168,152 were converted into the Company’s new $1,500,000 Convertible Promissory Note Bridge offering (see Note 12, Subsequent Events).

NOTE 7 – NOTES PAYABLE AND DEBENTURES

On July 2, 2014, the Company (then Anpath, under different management) closed a financing by which one accredited investor purchased two Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in the total aggregate principal amount of $435,500 due March 31, 2015, and a Common Stock Purchase Warrant to purchase a total of 415,000 shares at $2.45 per share (based on post 7:1 reverse split numbers), exercisable for a period of five years. The Debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the debentures, as well as other standard protections for the holder.

On September 23, 2015, the Company entered into a Modification and Extension Agreement with the two holders to modify the terms of the Debentures to extend the maturity date to July 31, 2016, and reset the conversion price of the Debentures to $0.21. Pursuant to the Merger, the Debentures and warrants remained an outstanding obligation of the Company, thus were assumed by Q2P.

In January 2016, another accredited investor purchased $105,000 in outstanding principal amount of the convertible debentures from the current holder.  The Company did not receive any consideration in this transaction as it was a transfer amongst the holders of the convertible debentures.

In March 2017, the Company entered into a second Modification and Extension Agreement with the two holders to extend the maturity date to July 31, 2017, reset the conversion price to $0.15, and waive any defaults under the Debentures.  The warrants’ exercise price, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement.

During the nine months ended September 30, 2016, aggregate principal of $270,750 was converted to 1,289,285 shares of common stock (see Note 9).

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders.  Issuance costs expensed in the three months and nine months ended September 30, 2016 were $3,595 and $29,000, respectively.  At September 30, 2016, the loan costs had been fully amortized and the loan balance was $150,000, and accrued interest related to the loan was $4,000.  This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016.

On March 22, 2017, the Company and the term loan holder entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion of the principal amount and accrued interest at the discretion of the holder to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest.

In May 2016, three investors loaned to the Company a total of $26,709 pursuant to three Convertible Notes, which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  These notes are the same securities issued to the Company’s Directors in April and June 2016 (see Note 6). The notes bear 8% interest and have a 10% Original Issuance Discount.  The total principal amount of all three notes was $33,000. The notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time. In March 2017, these notes were converted into the Company’s new $1,500,000 Convertible Promissory Note Bridge offering (see Note 12, Subsequent Events).

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

All derivatives recognized by the Company are reported as derivative liabilities on the condensed consolidated balance sheets and are adjusted to their fair value at each reporting date.  Unrealized gains and losses on derivative instruments are included in change in value of derivative liabilities on the condensed consolidated statement of operations.

The following table sets forth the Company’s condensed consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at September 30, 2016 and December 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	September 30, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$166,903	$-	$-	$166,903
Anti-dilution provision in common stock warrants included with preferred stock	60,878	-	-	60,878
Debenture embedded conversion feature	45,171	-	-	45,171
Anti-dilution provision in common stock warrants included with debentures	23,686	-	-	23,686
Total derivatives	$296,638	$-	$-	$296,638

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$376,065	$-	$-	$376,065
Anti-dilution provision in common stock warrants included with preferred stock	51,203	-	-	51,203
Debenture embedded conversion feature	560,778	-	-	560,778
Anti-dilution provision in common stock warrants included with debentures	79,943	-	-	79,943
Total derivatives	$1,067,989	$-	$-	$1,067,989

There were no transfers between levels during the nine months ended September 30, 2016.

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

The terms of the convertible redeemable preferred stock (see Note 9) include an anti-dilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $0.26 per share, subject to certain defined excluded issuances.  In 2015 per modification agreement with the holders, the conversion price was reset to $0.21. Accordingly, we bi-furcated the embedded conversion feature, which is shown as a derivative liability recorded at fair value on the condensed consolidated balance sheets.

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

On February 2, 2016, the two debenture holders converted a total of $40,000 of their debentures for 190,476 shares of common stock.  One of the holders converted another $31,500 in its debenture on March 11, 2016 for 150,000 shares of common stock, and then converted an additional $31,500 on June 22, 2016 for 150,000 shares of common stock.  During the three months ended September 30, 2016, the debenture holders converted an additional $167,750 of principal into 798,809 shares of common stock. Pursuant to the conversion of these debentures, the Company reclassified a total of $125,975 of derivative liabilities to additional paid in capital during the nine months ended September 30, 2016.  The changes in fair value of these derivative liabilities were recorded in the statement of operations until the date of conversion.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the condensed consolidated statement of operations during the period:

Nine Months Ended September 30, 2016
	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Total
Fair value,
December 31, 2015	$376,065	51,203	560,778	79,943	1,067,989
Net unrealized
(Gain)/Loss on derivatives	(233,700)	(44,826)	(389,632)	(56,257)	(724,415)
Purchases and issuances
(Sales and settlements)	24,538	54,501	(125,975)	-	(46,936)
Fair value, September 30, 2016	$166,903	60,878	45,171	23,686	296,638
Changes in unrealized
losses, included
in income on
instruments held
at end of period	$(233,700)	(44,826)	(389,632)	(56,257)	(724,415)

The Company’s derivative liabilities are valued by using Black Scholes methods which approximate Monte Carlo Simulation methods. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These derivative liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s derivative liabilities at September 30, 2016: dividend yield of -0-%, volatility of 98.27 – 167.35%, risk free rates of 0.59 - 1.14% and an expected term of 0.8 years to 4.3 years.

During the nine months ended September 30, 2016, the Company continues to refine its estimates and has updated the volatility used in its valuation models and the underlying number of shares of common stock for the derivative warrants. The net impact of these adjustments resulted in a $117,456 increase in the fair value of derivative liabilities during the nine months ended September 30, 2016, which could have been reflected as part of the estimated fair value of these derivative liabilities at December 31, 2015. However, the Company recorded these true-up adjustments during 2016 given the inherent nature of Level 3 fair value measures.  The Company recorded a total of $724,415 and $131,530 for the change in fair value of all the Level 3 derivatives during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the nine months ended September 30, 2016, the Company issued 2,927,204 shares of restricted common stock valued at $657,609.  Details of these issuances are provided below.

On January 1, 2016, the Company issued 187,919 shares of restricted common stock valued at $49,859 as consideration for the payment of accounts payable to vendors resulting in no gain or loss.

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

On March 15, 2016, the Company issued 100,000 shares of restricted common stock to the holder of the Company’s 120-day term loan valued at $26,000 for the fair value of the services rendered related to this loan.

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

Between July 11, 2016 and August 16, 2016, the two debenture holders converted a total of $167,750 of their debentures for 798,809 shares of restricted common stock.

Between July 20, 2016 and August 9, 2016, six accredited investors purchased a total of 750,000 shares of restricted common stock at a price of $0.21 per share for $157,500.

Redeemable Convertible Preferred Stock

On January 11, 2016, the Company issued 100 shares of Preferred Stock valued at $100,000 to an accredited investor (the “Preferred Stock”).

The Company’s Preferred Stock was convertible at $0.21 per share of the Company’s common stock (the “Conversion Price”) as of September 30, 2016. In March 2017, that conversion price was reset to $0.15 per the terms of a Modification and Extension Agreement.   The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.  On the second anniversary of the Original Issue Date (the “Two Year Redemption Date”), the Company is obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”).  Each share of Preferred Stock receives warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity.  The proceeds have been allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself.   The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance.  This discount is amortized to interest expense over the term of the redemption period (2 years), which will result in the accretion of the Preferred Stock to its full redemption value.  Unamortized discount as of September 30, 2016 and December 31, 2015 was $160,879 and $184,764, respectively.  Interest expense related to the preferred stock discount for the three and nine months ended September 30, 2016 was $34,662 and $102,923, respectively.

The Preferred Stock also carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016.  These dividends are accrued at each reporting period.  They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.  The Company has accrued but not paid these dividends beginning July 1, 2016.

Warrants

The following is a summary of all outstanding common stock warrants as of September 30, 2016:

	Number of Warrants	Exercise price per share	Average remaining term in years	Aggregate fair value
Warrants issued in connection with issuance of Debentures	415,000	$0.50	2.75	$23,686
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	4.20	$60,878

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

In recognition of and compensation for services rendered by employees for the nine months ended September 30, 2016, the Company issued 710,000 common stock options under the Founders Plan on February 25,

2016.  Of these 710,000 options, all are vested as of September 30, 2016. 40,000 options previously granted in 2015 were cancelled in 2016 due to termination of employment.

In recognition of and compensation for services rendered by the Company’s Board Chairman, the Company issued 400,000 common stock options under the 2014 Plan on February 25, 2016, which contained vesting provisions that provided for immediate vesting of 200,000, and 200,000 on August 25, 2016.

In recognition of and compensation for services rendered by employees and members of the Company’s Board of Directors, the Company issued 2,200,000 common stock options, 450,000 restricted stock units and 450,000 shares of common stock under the 2016 Plan. On February 25, 2016, the Company issued 1,800,000 common stock options to the Company’s Board Chairman, which contains provisions for vesting upon the achievement of specific milestones.  As of September 30, 2016, 150,000 had vested upon one milestone achievement, but as of December 31, 2016, by action of the Board of Directors, all 1,800,000 were deemed vested.

The 450,000 restricted stock units were issued on February 25, 2016, and provide for vesting in full on February 21, 2017; however, as of September 30, 2016, all these restricted stock units had been terminated as the relevant employees were no longer with the Company.  The 450,000 shares of common stock issued on February 25, 2016 to these same employees were retained by these former employees.

On March 21, 2016, the Company issued 400,000 common stock options to a member of the Board of Directors, which provided for immediate vesting of 200,000 shares and 200,000 shares vested on September 21, 2016.

In June 2016, the Company issued 150,000 common stock options under the 2016 Plan to one new Board of Advisors Member. The options vest one-half in six months and the balance in 12 months, with a 10-year term and exercisable at a price of $0.30 per share.  The options were valued at $15,300 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.30 per share and with a maturity life of 3.5 years.

In August 2016, the Company issued 150,000 common stock options under the 2016 Plan to one new Board of Advisors Member.  The options vest one-half in six months and the balance in 12 months, with a 10-year term and exercisable at a price of $0.21 per share.  The options were valued at $18,750 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.21 per share and with a maturity life of 3.5 years.

Options awarded under the Option Plans and the 2016 Plan for the nine months ended September 30, 2016 were valued at $397,050 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on a weighted average exercise price of $0.48 per share and with a maturity life of 3.5 years.

For the nine months ended September 30, 2016, the charge to the condensed consolidated statement of operations for the amortization of stock option grants awarded under the Option Plans and the 2016 Plan was $347,496. The remaining unamortized stock option expense for all outstanding stock options at September 30, 2016 was $104,629.  On May 27, 2016, the majority of the employees of the Subsidiary were terminated in an effort to reduce expenses, and were allowed to retain their options, which were immediately vested.  The expense related to the outstanding options previously granted to these terminated employees was recognized in full in the second quarter of 2016 as they were no longer subject to a service requirement with respect to vesting of the award.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2015 through September 30, 2016 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	1,745,480	0.30	9.1
Options issued	3,610,000	0.48	5.3
Options exercised	--	--	--
Options cancelled	(40,000)	(0.30)	--
Balance, September 30, 2016	5,315,480	$0.42	6.8

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, September 30, 2016	3,148,813	$0.41	7.8

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Nine Months Ended September 30, 2016
Risk free interest rate	0.97%	-	1.22%
Expected volatility	77.53%	-	83.14%
Expected dividend yield		0%
Expected term in years		3.5
Average value per options	$0.10	-	$0.12

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with Christopher Nelson, CEO (the “Executive”). As of September 30, 2016, the Company’s employment agreement with Sudheer Pimputkar, CTO, was terminated by mutual agreement.

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

As of April 1, 2017, the Company and Mr. Nelson entered into a new employment agreement (see Note 12, Subsequent Events).

Sudheer Pimputkar had an employment agreement providing $170,000 per year base salary for a term of one (1) year from its Effective Date (April 1, 2015), with automatically renewing successive one year periods starting on the end of the first anniversary of the Effective Date.  The Company and Mr. Pimputkar mutually terminated the agreement at September 30, 2016, and agreed to a settlement of all amounts owed to him on March 22, 2017 consisting of $13,985 in cash and $55,938 payable in 372,923 shares of restricted stock.

In June 2015, the Company implemented a compensation package for a director who also serves as SEC counsel of $4,000 per quarter and 250,000 stock options per year vesting quarterly with a 10-year term and exercisable at $0.27 per share (now $0.21 per share).  These stock options converted as part of the Merger to 84,000 shares, which were vested in full at the date of the Merger, and are exercisable at $0.30 per share.  For the three months and nine months ended September 30, 2016, the charge to the condensed consolidated statement of operations was $4,000 and $12,000 respectively. The Director’s grant of 250,000 options for 2016 vested as of July 1, 2016.

NOTE 12 - SUBSEQUENT EVENTS

On March 31, 2017, the Company closed the initial $1,000,000 in a Convertible Promissory Note “Bridge” offering (the “Bridge Offering”).  The total size of the Bridge Offering is $1,500,000, with an additional $500,000 over-allotment option at the Company’s discretion.

The Convertible Promissory Notes (the “Notes”) convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”).  The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted.

The Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder.  Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Offering.

Funds from the Bridge Offering will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and up to 12 months of operating capital. A limited portion of the funds will also be used to eliminate liabilities on the Company’s balance sheet. The Bridge Offering was led by two accredited investors, and joined by 19 additional accredited investors which included $75,000 of new cash investment by the Company’s Directors, as well as conversion of $156,368 of old notes and advances made by them in 2016 and 2017.  Management conducted the Offering and no broker fees were paid in connection with the initial closing.   All securities issued in the Offering and debt settlements were issued pursuant to an exemption from registration under Section4(a)(2) under the Securities Act of 1933.

As provided in the Bridge Offering as of March 31, 2017, the Company settled or restructured approximately $800,000 in balance sheet liabilities, as follows:

•

In connection with settlements of $189,449 owed to former employees, the Company paid $52,123 to these employees and issued 915,506 shares of restricted common stock;

•

The Company’s CEO agreed to waive $112,797 in salary and fees owed to him, and converted $100,000 deferred salary into 666,667 shares of restricted common stock;

•

Board of Director members converted $156,368 of loans and advances, and one previously affiliated shareholder converted $11,784 of loans, all made to the Company in 2016 into the Bridge Offering Notes;

•

The Company renegotiated its pre-existing convertible notes in the principal amount of $165,000 to extend the maturity date to July 31, 2017, set the conversion price at $0.15, and waive any defaults;

•

The Company amended its existing term loan to extend the maturity date to December 31, 2017, waive all defaults, and allow the holder to convert the principal and accrued interest into common stock at a price of $0.15 per share at its discretion; and

•

Management is in the process of reaching settlements on approximately $200,000 in additional payables and contract liabilities.

On December 28, 2016, the Board approved an issuance of 10 million shares of common stock to the Company’s Chairman and 5 million shares to the CEO.  These shares were not actually issued until February 2017, and have significant restrictions. To fully earn his shares, by July 2017, the Company’s Chairman must join the Company as a senior executive on a full-time basis for a period of at least 12 months, during which 12 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition.  To fully earn his shares, the Company’s CEO must continue to serve the Company as a senior executive on a full-time basis for a period of at least 18 months, during which 18 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition.  If these conditions are not met, the executives may forfeit all of their shares.

On April 1, 2017, the Company entered into new Employment Agreements with its Chairman and CEO. The Chairman will receive a $12,500 per month fee upon the closing of the Bridge Offering and until assumes the role of CEO on a full-time basis, at which time, his base salary will be increased to $350,000 per year. The Company’s current CEO will receive a $10,000 per month fee upon the closing of the Bridge Offering, and at such time that the Chairman assumes the role of CEO, he will move into the position of President and General Counsel at a base salary of $220,000 per year.  Both agreements have provisions for a 12 month severance in the instance either executive is terminated without cause or after a change in control.

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

The Company’s operating subsidiary, Q2P, was originally formed in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it was through most of 2016: to complete research and development on its waste-to-power technology with the goal of pursuing business opportunities in the renewable power sector on a global basis.  Since May 2016, the Company also began to pursue other lines of business, such as the manufacturing of compost and soils from biosolids and other waste streams, and has materially limited its R&D operations. Although no operations in the compost and soils field have commenced, management has made progress towards acquiring certain operational composing facilities in the U.S.  The Company re-domiciled to Delaware as a corporation in April 2014, formally split from its former parent in July 2014, and changed its name to “Q2Power Corp.” in February 2015.  It is licensed to do business in Florida and Ohio, where it maintains offices.

On November 12, 2015, Q2P consummated its Agreement and Plan of Merger (the “Merger Agreement”) with the Company (then called Anpath Group, Inc.) and the Company’s newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), resulting in the Merger Subsidiary merging with and into Q2P.  As a result, Q2P was the surviving company and a wholly-owned subsidiary of AnPath (the “Merger”).   As a result of the Merger, all outstanding shares of Q2P were exchanged for 24,034,475 shares of the Company’s common stock, representing approximately 93% of the total issued and outstanding common stock of the Company, excluding stock options, warrants and convertible notes outstanding at such time.  In addition, the Company assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”), and 1,095,480 options outstanding thereunder.  As of the date of the Merger, the officers and directors of Q2P took over the management and Board of Directors of the Company.

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

In March 2017, the Company completed the initial $1,000,000 trench of a $1,500,000 Convertible Promissory Note “Bridge” offering (the “Bridge Offering”). Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”.  Funds from the Bridge Offering are sufficient to provide for operations for the Company for at least 9 months, including advancing its strategy to acquire cash-flowing composting businesses.

A.

Plan of Operation

In the second and third quarters of 2016, the Company announced that it had taken several important steps to expand its business model into the commercial composting and sustainable soils sector.  This included starting an alliance with a leading company in this space based in Georgia, and adding a key advisor with over 40 years of experience in this industry to our team.  Two of the Company’s independent Directors also have significant experience and contacts in waste water, biosolids, waste management and other areas that are synergistic and overlapping with composting.

On August 12, 2016, the Company, ERTH Products LLC and Exceptional Products Inc. (the “ERTH Companies”), entered into a binding letter of intent (the “LOI”) contemplating the acquisition of the ERTH Companies by the Company.  The ERTH Companies, based in Georgia, manufacture agricultural compost and engineered soils for the construction industry from waste water biosolids.  Under the LOI, the ERTH Companies agreed to a 90 day exclusivity period to negotiate the terms of this acquisition.  The Company also added Wayne King Sr., the founder of the ERTH Companies, to the Company’s Board of Advisors.  The exclusivity period of this LOI terminated in November 2016; however, the Company and ERTH are still in discussions to pursue this transaction in 2017.  During 2017, the Company expects to advance these plans by completing this acquisition, and possibly acquiring other established businesses in this sector.  Management believes these plans have a greater likelihood of success since the initial closing of $1,000,000 on March 31, 2017, in its $1,500,000 Convertible Promissory Note “Bridge” Offering.

The Company’s strategy in composting and sustainable soils is supported by a Research & Markets report published May 2016 stating that the global market for these products -- specifically engineered soils, of which composting is a major component -- is projected to reach $7.8 billion by 2021, at a CAGR of 6.7% from 2016 to 2021. The growth of this market is being driven by soil productivity, water conservation and pollution concerns in the United States and worldwide. According to these and other reports, 99 million acres (28% of all cropland) in the U.S. are eroding above soil tolerance rates, meaning the long-term productivity of the soil cannot be maintained and new soil is not adequately replacing the lost soil.  This erosion reduces the ability of the soil to support plant growth and hold water, adding significant pressure on this critical depleting resource. Further, soils produced with compost are being used with more frequency in construction, infrastructure and land reclamation projects to reduce costs, accelerate permitting, and create more sustainable landscapes. Management sees an opportunity in the composting and engineered soils markets to build a strong, cash flowing company, while doing good for the environment.

In connection with these new plans, the Company has also taken steps to reduce its R&D overhead in the second and third quarters of 2016, including scaling back a large portion of its engineering and technical personnel in order to dedicate more resources to pursuing partnerships and acquisitions in the compost industry.  Management anticipates that this plan may help get the Company to consistent revenue and profitability quicker, and increase shareholder value over the short and long term.

Management continues to believe that the Company’s engine and power system technology is viable as a commercial product, targeted to many of the same customers that the Company plans to work with in the composting business.  These include waste water treatment plants that produce methane, and can benefit from the conversion of that otherwise flared fuel to electricity and process heat.  The IP that the Company has licensed and developed over the last two years is a valuable asset which we intend on maintaining and protecting moving forward, with the possibility of selling it to the right buyer at the right time.  In March 2017, the Company began discussions to sell its technology to one such party, but no agreement has been reached as of the date of filing this Report.

In January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group, a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer utilizing the Company’s technology, and will receive any additional fees paid by the customer for successful performance.  Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system

From October 1, 2016 through June 30, 2017, management expects to spend approximately $1.0 million on operations, reduced from $2.0 to $2.5 million with respect to operations to support an R&D project. Our average monthly burn-rate from October 2016 through March 2017 is approximately $50,000 per month, which has been reduced by management from about $150,000 per month in the first half of 2016. However, we estimate that this will increase again in 2017 as we ramp-up partnerships and acquisitions in the compost sector, including the hiring of new operational and sales personnel.  Funds to cover operational short-falls over the following 12 months may be raised through the issuance of equity securities and/or debt funding.

In March 2017, the Company completed the initial $1,000,000 trench of a $1,500,000 Convertible Promissory Note “Bridge” offering (the “Bridge Offering”). Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”.  Funds from the Bridge Offering are sufficient to provide for operations for the Company for at least 9 months, including advancing its strategy to acquire cash-flowing composting businesses.

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

Statement of Operations for the three months ended September 30, 2016 vs. 2015

During the quarters ended September 30, 2016 and 2015, the Company recorded no revenues.

The Company recorded loss from operations of $366,309 in the quarter ended September 30, 2016, a decrease of $324,453 (47%) from our loss from operations of $690,762 in the same period in 2015.  Additionally, the Company realized additional interest expenses in the 2016 period, which were offset by a gain on derivative liability of $47,872, that resulted in net loss of $387,609 for the three months ended September 30, 2016, a decrease of $317,671 (45%) from our net loss of $705,280 for the three months ended September 30, 2015.  Some of the principal factors behind these results included, lower payroll and R&D expenses in 2016, offset by slightly higher professional fees. The difference between loss from operations and total loss for the quarter ended September 30, 2016, was primarily due to the gain on derivative liabilities (a non-cash item) and interest expense in the same period of $69,172.

As noted above, included in the expenses for the quarter ended September 30, 2016 and 2015 were the following material items:  Payroll decreased to $70,393 in 2016 from $102,516 in the prior year (31%), which was principally due to the reduction of staff and management in 2016. Professional fees increased to $176,771, from $154,494 in the prior year period (14%) due primarily to certain fees paid in common stock to consultants, and research and development decreased to $43,154 in 2016 from $372,533 in the previous year period (88%) primarily due to constriction of funds.

Statement of Operations for the nine months ended September 30, 2016 vs. 2015

During the nine months ended September 30, 2016 and 2015, the Company recorded $40,000 and $-0- in revenue, respectively.

The Company recorded loss from operations of $1,694,525 in the nine months ended September 30, 2016, a decrease of $926,926 (35%) from our loss from operations of $2,621,451 in the same period in 2015.  Additionally, the Company realized additional expenses including interest expenses and loss from disposal of assets, which were offset by a gain on derivative liability of $724,415 that resulted in a net loss of $1,183,231 for the nine months ended September 30, 2016. This represented a decrease of $1,465,777 (55%) from our net loss of $2,649,008 for the nine months ended September 30, 2015.  Some of the principal factors behind these results included higher payroll in 2016 (mostly in the first half of the year), offset by lower professional fees and significantly lower R&D expenses, and further offset by $40,000 in revenue in 2016.  The difference between loss from operations and total loss for the nine months ended September 30, 2016, was primarily due to a $724,415 gain on derivative liabilities (a non-cash item) and interest expense in the same period of $181,425.

As noted above, included in the expenses for the nine months ended September 30, 2016 and 2015 were the following material items:  Payroll increased to $512,561 in 2016 from $405,193 in the prior year (26%), which was principally due to the addition of more technical staff and management in the first half of 2016.  Professional fees decreased to $692,416, from $946,163 in the prior year period (27%), and research and development decreased to $355,884 in 2016 from $1,056,924 in the previous year period (66%) primarily due to the delivery and expensing of a pilot unit in the first half of 2016 as well as constriction of funds in the third quarter.

Balance Sheet

Material changes in the Company’s balance sheet at September 30, 2016 over December 31, 2015 included: an increase of $203,523 in accounts payable and accrued expenses; the addition of a $150,000 term note; $90,000 of notes payable from two board members and four investors, and another $10,500 note from the Company’s director, plus accrued interest; a decrease of $771,351 in derivative liabilities as a result of $270,750 worth of convertible debentures converted to common stock and a decrease in valuation from December 31, 2015; a decrease of $70,495 in software, property and equipment related to the transfer of those assets to Precision CNC in settlement of accounts payable; and an increase of $50,000 in deferred revenue from a technology sales contract.  Total liabilities as of September 30, 2016 were $1,818,226, as compared to $2,465,292 as of the end of 2015.

Primarily as a result of the $1,210,075 net loss for the nine months ended September 30, 2016, accumulated deficit was $6,548,611 at September 30, 2016, resulting in total stockholders’ deficit at the period end of $2,195,047.

Results of Operations

Since July 2014, the Company through Q2P has primarily devoted its efforts to commercializing the Q2P engine and CHP system, developing its waste-to-power business model, and recruiting executive management and key employees. As a new entity, the Company has limited current business operations and nominal assets. The Company currently operates at a loss with minimal to no revenue.

Since the change in business direction to focus on strategic partnerships and acquisitions in the compost space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $50,000 per month by laying-off some employees and restricting our R&D budget.  As of the date of this Report, we have one employee on payroll and four more as consultants. Other expenses include legal and accounting, marketing, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced approximately $50,000 in payables through the transfer of some furniture, equipment and other assets to an affiliated vendor. Our monthly burn has increased to approximately $100,000 per month as of April 1, 2017, as our plan for growth in the composting sector starts to materialize, and initial acquisitions are in process.

The net loss for the nine months ended September 30, 2016, of $1,183,231 was off-set by non-cash operating expenses of: $354,154 in stock issued for services and related amortization expense, $415,746 in stock options and restricted stock units issued to employees, $724,415 in derivative liability gains, $59,839 of depreciation and amortization, and $325,674 increase in accounts payable and accrued expenses.  As a result, net cash used in operating activities amounted to $508,449 in the first nine months of 2016.

With respect to our technology, in January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group, a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer, and will receive any additional fees paid by the customer for successful performance.  Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system.  In March 2017, the Company began discussions to sell its technology to a third party, but no agreement has been reached as of the date of filing this Report.

Financial Condition, Liquidity and Capital Resources

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

On January 11, 2016, the Company issued 100 shares of Preferred Stock to an accredited investor (the “Preferred Stock”) for $100,000.  The Preferred Stock is convertible at $0.21 per share of the Company’s common stock (the “Conversion Price”) as of September 30, 2016. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000.  The loan bears 20% interest with interest payments due monthly. The holders received loan issuance costs of a 100,000 share equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company.  This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016.  On March 22, 2017, the Company and the lenders entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion at the discretion of the holders to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms.  The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount.  The total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time.   In June 2016, three other shareholders of the Company provided an additional $30,000 to the Company on the same loan terms.

In July and August 2016, the Company received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $.21 per share for an aggregate of $157,500, less $610 in financing costs.

In September 2016, the Company’s three independent Board members advanced the Company $3,000 for payment of insurance premiums.

The Company’s limited funds as of September 30, 2016 raise substantial doubt about the Company’s ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements. The Company currently has sufficient funds to maintain its operation through the end of 2017.

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

In May 2015, Q2P’s Board of Directors authorized a Rights Offering whereby each shareholder of Q2P received one Subscription Right for each share of common stock owned as of that date. The Subscription Rights allowed participating shareholders to purchase three shares of common stock in Q2P at a post-Merger stock price equivalent of approximately $0.18. The Rights Offering closed on June 3, 2015, at which time Subscriptions from approximately 90% of the Q2P shareholders totaling $1,061,975 had been received, inclusive of $821,516 in cash, the cancellation of $83,158 and $103,251 of payables and accrued expenses incurred in 2014 for outside and employee services, respectively, and $54,050 of subscriptions receivable.  Transaction costs associated with the Rights Offering totaled $10,000.

At the time of the Merger, Q2P had 70,689,632 shares of common stock outstanding, which converted to 24,034,475 shares of the Company pursuant to the Merger. Shares purchased in the Rights Offering accounted for approximately 75% of the shares converted for Company common stock.

Subsequent to the Merger, the Company raised $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively.  The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share.  Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties.  The Preferred Stock is redeemable after two years if not converted, and has no voting rights until converted to common stock.  The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of March 31, 2017.

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

Subsequent Event Bridge Financing – March 2017

On March 31, 2017, the Company closed the initial $1,000,000 in its Bridge Offering.  The total size of the Bridge Offering is $1,500,000, with an additional $500,000 over-allotment option at the Company’s discretion, and may be held open for an additional 60 days after the initial closing.

The Convertible Promissory Notes (the “Notes”) convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”).  The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted.

The Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Offering.

Funds from the Bridge Offering will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and up to 12 months of operating capital. A limited portion of the funds will also be used to eliminate liabilities on the Company’s balance sheet.

As provided in the Bridge Offering as of the initial closing date, the Company settled or restructured approximately $800,000 in balance sheet liabilities (See Notes to the Consolidate Financial Statement, Note 12- Subsequent Events).

The Offering was led by two accredited investors, and joined by 19 additional accredited investors which included the Company’s Directors.  Management conducted the Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Offering and debt settlements were issued pursuant to an exemption from registration under Section4(a)(2) under the Securities Act of 1933.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.  The net balances as of September 30, 2016 and December 31, 2015 for the Cyclone licensing rights were $80,208 and $113,021, respectively; and the net balances as of September 30, 2016 and December 31, 2015 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets, and which were eliminated with the transfer of the Magnegas contract to Phoenix in January 2017.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future.  This deposit has been presented as deferred revenue on the September 30, 2016 and December 31, 2015 condensed consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Accumulated amortization for the periods ended September 30, 2016 and December 31, 2015 was $94,792 and $61,979, respectively.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of September 30, 2016, the Company had an accumulated deficit of $6,548,611. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).  Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any "off-balance sheet arrangements" (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2016.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  Management concluded that, as of September 30, 2016, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Some of the material weaknesses identified are disclosed below:

•	Management has a lack of knowledge and experience with accounting for derivative liabilities, reverse mergers and redeemable preferred stock.
•	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.
•	Management has not yet formed an audit committee.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the sales of unregistered securities by the Company in the third fiscal quarter of 2016 and up to the date of filing.

To whom	Date	Number of shares	Consideration
Convertible Note Holder	7/11/16	129,762	$27,250
Convertible Note Holder	7/14/16	145,238	$30,500
Convertible Note Holder	7/19/16	145,238	$30,500
Convertible Note Holder	7/26/16	50,000	$10,500
Convertible Note Holder	7/26/16	95,238	$20,000
Accredited Investors	7/20/16 – 8/9/16	750,000	$157,500
Convertible Note Holder	8/16/16	233,333	$49,000
Accredited Investor / Service Provider	10/1/2016	100,000	$8,000
Chairman and CEO (subj. to forfeiture)	2/27/2017	15,000,000	$600,000
Former Employees (debt settlement)	3/15/17 - 3/31/17	915,461	$137,319
Current Executive (debt settlement)	3/31/17	666,667	$100,000

The Company issued all of these securities to persons who were “accredited investors” as that term is defined in Rule 501 of Regulation D of the SEC, or to “sophisticated investors” or key employees; and each such person had prior access to all material information about us prior to the offer and sale of these securities, and had the right to consult legal and accounting professionals. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

As of the date of filing this Report, the Company was not in default under any debt or loan obligations.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  OTHER INFORMATION

(a)

There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)

None, not applicable.

ITEM 6: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of September 30, 2016 (unaudited) and December 31, 2015

Condensed Consolidated Statements of Operations of the Company for the three and nine months ended September 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the nine months ended September 30, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

(b)  Exhibits.

Exhibit

Number               Description

31.1

302 Certification of Christopher Nelson, CEO

31.2

302 Certification of Peter Dunleavy, Principal Accounting Officer

32

906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2POWER TECHNOLOGIES INC.

Date:	4/18/17	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	4/18/17	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer