Form 10-K
period 2016-12-31
Q2Power Technologies, Inc.
filed 2017-05-25
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended:

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

(1) Yes [X] No [  ]   (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed fiscal quarter.

March 31, 2017 - $2,951,051. There are approximately 29,510,517 shares of common voting stock of the Registrant beneficially owned by non-affiliates on March 31, 2017. There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing bid price of $0.10 per share of the Registrant’s common stock on the OTCQB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

May 24, 2017:	Common –46,266,604

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

●	We fail to raise capital;

●	We fail to implement our business plan;

●	We fail to compete at producing cost effective products;

●	Market demand for compost and engineered soils;

●	The availability of additional capital at reasonable terms to support our business plan;

●	Economic, competitive, demographic, business and other conditions in our markets;

●	Changes or developments in laws, regulations or taxes;

●	Actions taken or not taken by third-parties, including our suppliers and competitors;

●	The failure to acquire or the loss of any license or patent;

●	Changes in our business strategy or development plans;

●	The availability and adequacy of our cash flow to meet its requirements; and

●	Other factors discussed under the section entitled “RISK FACTORS” or elsewhere herein.

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

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

●	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

●	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

●	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

●	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

●	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

●	Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

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

Organizational History and Merger with Q2P

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

Q2P’s Waste-to-Power Business

Q2P was originally formed as a Florida limited liability company by Cyclone Power Technologies, Inc. (“Cyclone”) to pursue development and commercialization of its patented waste heat recovery engine. In July 2014, Q2P commenced operations as an independent company after receiving its initial round of funding and signing a formal Separation Agreement with Cyclone. From then until recently, the business of Q2P was the development of waste heat and waste fuel-to-power systems based on core technology licensed from Cyclone on a worldwide exclusive basis for 20 years, with two 10-year renewal terms.

Q2P’s prime target market for its waste-to-power technology (the “Q2P Technology”) was small-scale Waste Water Treatment Plants (“WWTPs”), whereby the Q2P Technology could capture methane produced from the WWTPs and convert it into power and usable heat. The Q2P Technology was comprised of our unique external heat engine (the “Q2P Engine”) as well as waste fuel burners, controls and other subcomponents (collectively with the Q2P Engine, referred to as a “CHP System”). We developed the CHP System from proof-of-concept to a working “pilot stage” product between 2014 and 2015.

Our pilot program operated in central Ohio for approximately six months, during which time we collected significant information about the technology itself, and the operations and cost structures of WWTPs generally. A large portion of a WWTP’s operating expenditures are spent removing the residual sludge (called “biosolids”) from digesters, that vast portion of which is either combusted, landfilled or applied directly to the land. Technologies and processes that can convert biosolids to other useful products, such as compost and engineered soils, we determined, could provide additional value to agricultural and construction sector customers and new revenue streams for this waste value chain. In mid-2016, along with the addition of two new Board of Director members with vast experience in the waste water, biosolids and waste recycling sectors, the Company started pursuing synergistic alliances with companies that have both technology and business networks for the manufacturing and sale of such beneficial re-use products. This led us to the composting industry.

New Business Model: Compost and Engineered Soils

Overview. According to the U.S Composting Council, one-third of the world’s arable land has been lost to soil erosion. In the United States, 99 million acres (28% of all cropland) are eroding above soil tolerance rates, meaning the long-term productivity of the soil cannot be maintained and new soil is not adequately replacing the lost soil. This erosion reduces the ability of the soil to support plant growth and store water, making food production more difficult, reducing the earth’s ability to filter out carbon and produce oxygen, and adding significant pressure on water resources.

Management believes that soil health may be one of the most important issues facing our planet, affecting the food we eat, water we drink, and air we breathe. Composting is a critical process for recycling organic wastes for beneficial uses to replenish top soil, conserve water and reduce pollution. Composting further protects our climate by sequestering carbon in the soil, and reducing methane production from landfills by reducing the volume of organic wastes disposed in this manner.

The composting industry is highly fragmented, comprised of over 5,000 facilities throughout the United States, most of which are small in size and supplying varying product qualities. An estimated $5.6 billion in compost is sold annually in the United States, according to the U.S. Compost Council, but less than 10% of farms nationwide currently utilize compost to supplement top soil and reduce chemical and water requirements. New applications for compost such as engineered soils used in general construction, infrastructure projects, land reclamation, sod and turf farms and other green landscape projects are creating an additional business opportunities globally.

One of the most compelling business aspects of the compost industry in management’s opinion is the trend among certain facilities to view their business less as simply a waste management solution (making money through “tipping fees” – i.e., the fees paid to take waste), and more as a manufacturing process to produce higher end compost and soil products that can be sold at higher margins and have beneficial uses for our planet.

We also believe that the composting industry in the United States is prime for consolidation, operational and technological efficiency improvements, and comprehensive sales and marketing strategies to increase demand and usage. We have a plan in place to build the Company over the next years by acquiring strategic compost facilities and established distribution channels and brands, and developing procedures and programs to foster organic growth.

Acquisition and Funding Strategy. The Company seeks to acquire companies and assets in the compost and soils sector. These targets include both operating compost facilities and independent sales companies with established distribution and product brands. Through a mixture of these acquisitions located in key regions, management believes we can grow rapidly but prudently utilizing a relatively “capital light” strategy.

The Company is currently in discussions with multiple potential acquisition targets, which it may acquire solely or in connection with strategic partners. Initial acquisitions include leaders in the industry with well-run facilities focused on end product (i.e., compost and soil) production and sales, and established brands. Future acquisition targets may include undervalued facilities in key locations that, through better management and more focus on end product production, management believes can become profitable in a short period of time.

Bridge Financing. In connection with this plan, on March 31, 2017, the Company closed the initial $1,050,000 in its Convertible Promissory Note “Bridge” offering (the “Offering”). The total size of the Offering is $1,500,000, with an additional $500,000 over-allotment option at the Company’s discretion. As of May 24, 2017, a total of $1,400,000 had been raised in the Bridge Financing plus $168,151 of old debt had been converted into the offering.

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

Funds from the Offering will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and up to 12 months of operating capital. A limited portion of the funds will also be used to eliminate liabilities on the Company’s balance sheet. The Offering was led by two accredited investors, and joined by 19 additional accredited investors which included the Company’s Directors. Management conducted the Offering and no broker fees were paid in connection with the initial closing.

Future Financing. Management is currently working on securing the next round of funding needed to close the initial projected acquisitions. We expect this round would be a minimum of $10,000,000, and be consummated sometime in 2017 at a valuation to be determined based on the consolidated pro-forma revenue/EBITDA projections of initial acquisitions. Management can make no guaranty that such financing can be completed on terms acceptable to the Company if at all.

Business of Compost and Soils

Tipping Fees. The business of composting, especially biosolids, has historically been driven by tipping fees – the amount paid to the compost facility to haul and receive waste products. In the case of biosolids, tipping fees range from $35 to $60 (or more based on location) per ton, with $44 per ton being the average.

A medium to large compost facility may accept between 100 and 200 tons of biosolids per day, or between 30,000 and 60,000 tons per year. Therefore, such facilities can expect between $1.3MM and $2.6MM in tipping fees on an annual basis. These contracts (often with municipalities) are usually long-term from 1 to 10 years in length.

Costs of hauling wastes are typically the largest portion of receiving these feedstocks, comprising about 50% of the tipping fee. Costs to manufacture compost, mainly labor, equipment, fuel and other direct overhead, usually comprise between 30% and 40% of the tipping fee. This provides a typical compost facility with gross margins on the manufacturing of a finished compost product of 10% to 20%.

Product Sales. For many compost facilities (especially those that work with biosolids), margins made on tipping fees drive their business model, and little effort or expense is made on producing a quality and consistent end product. For these facilities, limited additional revenue and margin is made on the back end – at times only about 10% to 20% of their revenue is from soil sales. They may give away product to landfills for cover, or sell it to farmers for prices between $4 and $8 per cubic yard on average.

As mentioned above, one of the more compelling aspects of the compost industry is the trend among certain facilities to view their business less as a waste management solution, and more as a manufacturing process to produce higher end compost and soil products. Management believes this is a fundamental transition in thinking about operations, procedures and priorities. Those facilities that have made the transition to focus on end product may have higher production costs to assure consistency of feedstock, better manufacturing procedures, and greater marketing costs, but the financial benefit can be material. Whereas average low quality compost may sell for $4/yard, high quality products can fetch much higher prices – between $12/yard and $80/yard for the top end soil products.

Business Plan and Value Appreciation Strategy

The Company believes that by creating a nationwide footprint of composting facilities that can manufacture consistent, quality product, combined with strong sales and marketing strategies, we can create substantial added value from acquired assets. When combined with a solid acquisition plan backed by the proper financial partners and executed by an experienced team, management believes there is great potential for building a dominant company in this sector over the next two to three years, with further significant growth opportunities in the following years.

Product Focus. As discussed above, the Company plans to achieve organic growth by maximizing sales of high end compost and soils through a network of distribution channels. Part of this strategy would include transitioning facilities that are more reliant on tipping fees to better manufacturing processes that can achieve higher quality products. For those facilities that already have these procedures in place, we plan to introduce new branded and blended soils products into their regional markets that command higher prices and margins.

Sales Channels/Distribution. Current sales of compost and soils predominately involve selling to one farm at a time / one project at a time. The trend in farmland is moving towards PE and REIT owned assets, which creates the ability to negotiate long-term compost sales with corporate customers, and acquire composters strategically located where these large customers control land. The Company will seek to develop nationwide marketing and sales channels with large corporate customers, government agencies, etc. Marketing is a major component of compost sales that seems to be lacking in the industry, and can result in significant strides in organic growth in management’s opinion.

The engineered soils market is generally in its early growth stages. Management believes there are substantial opportunities to promote these products for construction, federal/municipal infrastructure programs, and land reclamation/mining projects. As infrastructure projects increase nationwide, as is expected in the current political environment, so will the soils market. The Company plans to invest in sales and marketing to attract nationwide landscape engineering firms, state and municipal planning agencies and other customers that can benefit from and place large orders for engineered soils. To the extent that we can divert more compost to construction and infrastructure projects, we can better grow revenue and margins organically, while always being cognizant of cyclical changes in this market.

Efficiencies. Management expects that consolidating composting companies can lead to better operational and sales efficiencies. Activities such as safety, accounting, legal, advertising, lobbying, training and others can be done at the corporate level, thus reducing overlapping personnel and efforts. To create greater efficiencies, the Company’s employee base is expected to include operational experts with successful track records of consolidating operations and cultures in a merger strategy.

Composting Industry

Size and Composition. According to research conducted by the U.S. Composting Counsel, there are approximately 5,000 commercial composters in the United States diverting an estimated 19.4 million tons of organics from landfills. These organic waste streams primarily consist of yard trimmings, food scraps, biosolids (from waste water treatment plants) and some agricultural waste streams, including manure.

Of the approximately 5,000 composting sites in the U.S., most are small producers generating under $1 million per year in revenue. Less than 400 composters in the U.S., by the Company’s count based on industry data, generate more than $5 million in revenue per year, and even few over $10 million.

Compost manufacturers can also be segmented by the types of waste they collect for processing. The three main feedstocks are biosolids from waste water treatment plants, yard (or “green”) waste from commercial or municipal waste collection firms, and pre or post-consumer food waste. The largest number of composters utilize green waste, however, the largest volume of compost in the U.S. comes from biosolids.

Applications/Sectors for Compost Sales. The applications for agricultural compost and engineered soils are wide and growing. Engineered soils (sometimes called manufactured soils) are blends of soil, soil components and soil-like material used in horticulture, landscape, construction and site restoration applications. Using engineered soils allows for “tailoring” of soil properties to specific needs. Soil blending is performed at a production scale across the United States, generating millions of cubic yards of product annually. Compost is a primary component of engineered soils, typically comprising 1/3 of its volume.

The largest segments for the application of compost and engineered soils include the following:

Agriculture. Making farmland more productive and sustainable is the largest application of compost. Compost improves infiltration rates, water holding capacity and soil tilth; and fertilizes the soil to supplement nitrogen, phosphorus and potassium. Use of compost can save farmers money by decreasing water, chemical fertilizer and pesticide uses by up to 80%. Despite the utilization of compost on farmland being an age-old practice, the market for this in the U.S. is still largely untapped, estimated at only a 10% utilization rate relative to all farmable land, according to the U.S. Composting Council.

Construction: For both traditional construction and LEED certified projects, use of engineered soils for control of erosion, water retention, sedimentation and pollution can result in cost savings and easier compliance with permitting. Further, Low Impact Development (LID) approaches – maintaining and enhancing pre-development watershed regimes – have become critically important, especially in urban settings. Engineered soils play a major role in green roofs, bio-retention cells, rain gardens, infiltration trenches and open grid pavement systems. The goals of these systems are to reduce the flow rate, volume and contaminant level of storm water runoff (compost can retain 20X its weight in water).

Silviculture and Land Reclamation (Mining): Engineered soils are being used to repopulate forests (silviculture) and other land where heavy use, industry or other activities such as mining have decimated the vegetation. This is an important area to help control water conservation and climate change.

Sod and Turf: Engineered soils are being used to improve sod and turf quality, produce a lighter material, and enhance growth efficiency. They are being used for college and high school athletic fields (especially to replace synthetic turf fields), and for golf course construction and maintenance.

Competition

The composting industry is highly fragmented with no clear leader on a national basis. As composting is very much a localized business constrained by the costs of transporting soils over long distances, each region or community that we may enter in the future will have a dominant market player. The Company views these local leaders as potential acquisition targets or partners; however, there is no assurance that the Company will be able to acquire or build a dominant business in each location it chooses to enter.

Large waste companies such as Waste Management (“WM”) and Republic Industries own compost facilities in their respective portfolios. WM in particular owns over 40 compost facilities, typically connected to a landfill property. Management believes that these compost sites are under-utilized and not geared to creating the highest value end-products for sale into multiple markets. As a result, we believe there is an opportunity to work with large companies like WM to help them expand their sales and marketing operations.

Intellectual Property

Compost. With respect to the Company’s future composting business model, we do not hold any specific intellectual property; however, certain of the companies we have identified for acquisition or partnership do have trade secrets in soil formulas, manufacturing processes, and patentable compost additives, all of which could be valuable for our on-going growth strategy.

Engine Development. The Company has maintained the intellectual property developed in connection with the Q2P Engine and the CHP System over the past three years. This intellectual property consists of designs, drawings, manufacturing processes, and patentable technology. Management believes that this property has significant value for both the Company and third parties that wish to license or acquire the know-how to develop and manufacture these unique waste-to-power systems. As of March 31, 2017, the Company was working with one party, Phoenix Power Group, to commercialize this technology under a Collaboration Agreement. Also, the Company was in discussions with parties about the possible sale of the technology, although no such agreement has been reached to date.

Further, the Company has a license agreement (the “License”) from Cyclone, which originally developed and patented certain versions of the Q2P Engine and components. over the previous eight years with over $8 million in R&D expenditures during this time. Key terms of the License between the Company and Cyclone are as follows:

●	Term: 20-year exclusive right to manufacture, market, sell, sub-license and sub-contract all Cyclone technology, including engines, components and other devices, for the WtP and WHR markets. The term has two 10-year renewal periods. We are currently in the second third of this agreement.

●	Territory: Worldwide.

●	Royalties: 5% royalty to Cyclone on all sales of the Q2P Engine. We do not pay any royalties on the complete CHP System, including other components that we have developed or purchased.

●	Up-Front Fee: We paid a one-time payment of $175,000 in September 2014 for the rights in the license.

●	Transfers: We must receive the approval of Cyclone to sell or transfer our license. No approval is needed in connection with a merger of our Company. We do not need approval for sub-licensing, only notice to Cyclone.

●	Improvements: We share equally with Cyclone the patent rights of all improvements we make to the licensed technology.

●	Right to First Opportunity: In the instance Cyclone declares bankruptcy, we shall have the first right to purchase Cyclone’s patents, which must be exercised within 30 days. We have filed a lien on the Cyclone patents to protect our interests in this event.

●	Infringement: We have the obligation to participate in the defense of patent infringement cases involving the Q2P Engine or improved technology.

Patents. Currently, the Q2P Engine is not protected under active patents in the United States, or to the Company’s knowledge, active international patents.

Trade Secrets. With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that some elements of our power system involve proprietary know-how, technology or data that are not covered by patents or patent applications, including certain technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates and employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

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

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have one full-time employee, one director active on our operations, and three consultants including our principal accounting officer.

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

WE HAVE LIMITED OPERTING HISTORY AND ARE OPERATING AT A LOSS, AND THERE IS NO GUARANTEE THAT WE WILL REMAIN AS A GOING CONCERN OR BECOME PROFITABLE.

We recently began operations and anticipate that we will operate at a loss for some time. Since we have limited operating history and no history of profitability, we have no financial results upon which you may judge our potential. There can be no guarantee that we will remain as a going concern or ever become profitable. In the future, we may experience under-capitalization, development delays, set-backs with closing or integrating acquisitions, lack of funding options, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include, but are not limited to:

●	inability to identify suitable companies for acquisition, joint venture and/or customer sales;

●	inability to raise sufficient capital to fund our business plan;

●	development and marketing problems encountered in connection with new and existing products;

●	substantial delays and expenses related to manufacturing, testing, development and deployment of our products;

●	competition from larger and more established companies; and

●	lack of market acceptance of our anticipated products and services.

BECAUSE OUR HISTORY IS LIMITED AND WE ARE SUBJECT TO INTENSE COMPETITION, ANY INVESTMENT IN US WOULD BE INHERENTLY RISKY.

Because we are a company with no operational history and no profitability until we presumably complete our initial acquisitions, our business activity can be expected to be extremely early-staged and subject to numerous risks. The compost and soil business is highly competitive in different regions with many companies having access to the same market. Some of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to become or remain competitive. We are subject to the risks which are common to all companies with a limited history of operations and profitability. Therefore, investors should consider an investment in us to be an extremely risky venture.

WE WILL REQUIRE ADDITIONAL FINANCING.

For the foreseeable future, we expect to rely upon funds raised from current convertible debt financing and future debt or equity offerings to provide initial seed capital and further operating capital for the Company. As of the filing of this Report, management forecasts that it has operating capital to last until the end of 2017, but we will need to complete a future larger funding in order to complete our expected acquisitions. Therefore, we will have to obtain additional financing in order to expand our business consistent with our proposed operations and plan. There can be no guarantee that additional funds will be available when and if needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail or cease operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our planned operations and our shareholders’ investment.

WE REMAIN AT RISK REGARDING OUR ABILITY TO CONDUCT SUCCESSFUL OPERATIONS.

The results of our operations will depend, among other things, upon our ability to complete acquisitions, integrate their operations and culture into a cohesive unit, and manage and grow those operations. Further, it is possible that our operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost. Our acquisitions are in various stages of development and our management team has not yet been fully formed. Some of our projects may not be completed in time to allow production or marketing due to the inherent risks of product development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

The consummation of our acquisition plan may take longer than anticipated and could be additionally delayed. We may not be able to complete acquisitions at valuations and prices that provide upside appreciation to shareholders. Therefore, there can be no assurance of timely completion and introduction of projects on a cost-effective basis, or that such projects, if introduced, will achieve the results anticipated such that, in combination with existing projects, they will sustain us or allow us to achieve profitable operations.

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT.

Our success is dependent upon the decision making of our directors and executive officers. We believe that our success depends on the continued service of our key employees and our ability to hire additional key employees when and as needed. Although we currently intend to retain our existing management, we cannot assure you that such individuals will remain with us. Further, we cannot assure that we will be able to find and recruit new employees on terms acceptable to the Company. We have fixed term employment agreements with our two key employees – Messrs. Bolin and Nelson — but have not obtained key man life insurance on the lives of either of them. The unexpected loss of the services of one or more of our key executives, directors and advisors, or the inability to find new key employees within a reasonable period of time could have a material adverse effect on the economic condition and results of operations of the Company.

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

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition.

The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

Our sales cycles may be long.

We expect that the period between our initial contact with a potential customer for new products such as engineered soils and the purchase of our products may be long and subject to delays associated with the budgeting, approval, and competitive evaluation processes which frequently accompany such projects. We believe that a customer’s decision to purchase our products is discretionary and is influenced by budgetary cycles. Further, industries such as construction are historically cyclical, and to the extent we focus manufacturing and sales resources on products geared towards these markets, we could experience a material effect on our revenue and profitability if we are caught in a market downturn.

Our failure to develop and introduce improved products could HURT OUR GROWTH.

We plan to invest financial resources in research and development and marketing of new soil products and technologies. These activities are inherently uncertain and we could encounter practical difficulties in commercializing our results, and our expenditures may not produce corresponding benefits. Other companies are developing a variety of competing products and could produce solutions that prove more cost-effective or have better performance than ours.

Problems with product quality May damage our market reputation and prevent us from maintaining or increasing our market share.

Any widespread product failures may damage our market reputation and cause our sales to decline, which could have a material adverse effect on our financial results. Such product failures may open us to litigation for which we may not be properly insured, and for which an unfavorable result could have a material adverse effect on our operations and value of your holdings.

Potential Conflicts of Interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Liquidity risks associated with our COMMON Stock.

Limited Public Market. There is a limited trading market for our shares of common stock and a robust trading market for our securities may not develop in the foreseeable future. If no market develops, it may be difficult or impossible for you to sell your shares if you should desire to do so. Our common stock is quoted on the OTC Pink Market, however, the Company intends to list on the OTCQB. There is extremely limited and sporadic trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained.

No Trading of Stock. Current rules promulgated by the SEC may prohibit shareholders from trading their shares of common stock under Rule 144 for at least six months unless registered.

Limited Marketability and Transferability; Liability. There is a limited market through which our common stock may be sold and transfer of these shares is subject to significant restrictions. Unless our shares are registered with the Securities and Exchange Commission and any required state authorities, or an appropriate exemption from registration is available, a holder of the shares may be unable to liquidate an investment in such securities, even though his or her personal financial condition may dictate such a liquidation. In addition, the shares will likely not be readily acceptable as collateral for loans. Therefore, prospective stockholders who require liquidity in their investments should not invest in our common stock.

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

We do not intend to pay dividends.

We have not paid any cash dividends on our common stock since inception and we do not anticipate paying any cash dividends in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

We WILL need TO raise capital WHICH WILL CAUSE DILUTION.

We are currently operating at a loss and intend to increase our operating expenses significantly as we complete acquisitions and expand our development and marketing. We expect that the proceeds received from the current sale of convertible debt securities will not be sufficient to fund day-to-day operations for more than nine to twelve months, and will not allow us to consummate all of the acquisitions we have planned. After operations begin, the operating expenses will be significant and the Company will have to generate substantial revenues to achieve profitability. As a result, we may never achieve or sustain profitability, which would cause the value of the shares underlying your Notes to decline. Additionally, we may encounter unforeseen costs that could also require us to seek additional capital. We currently do not have any permanent arrangements or credit facilities in place as a source of funds should this need arise, and there can be no assurance that we will be able to raise sufficient, if any, additional capital, nor is there any assurance that we will be able to raise such capital on acceptable terms. Any additional financing may result in significant dilution to our company’s existing shareholders.

Concentration of Stock Ownership and Control.

Our plan entails conducting multiple acquisitions and fund raising rounds, much of which may utilize our common stock. In this regard, future investors and target owners may control a significantly large amount of equity, and as a result, these stockholders acting together will be able to influence many matters requiring stockholder approval including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

Our financial statements contain an “auditor’s ‘going concern’ opinion”.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2016 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have incurred significant operating losses and have had negative cash flows from operations since inception. Our stock is listed on the Pink Sheets, due to our failure to file our third quarter 2016 10-Q and this Annual Report in a timely manner.

Because our common stock is A “penny stock,” you may have greater difficulty selling your shares.

Our common stock is a “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account. In addition, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares.

The Company has Preferred Stock with additional priority rights.

The Company has 600 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding with a purchase value of $600,000, held by two institutional investors. The Preferred Stock converts into common stock at $0.15 per share, subject to price protection provisions in the instance certain shares are issued at a lower price. The Preferred Stock must be redeemed by the Company if not converted prior to the second anniversary, which is December 2017. Holders of the Preferred Stock have additional rights to approve extraordinary transactions, including a sale or merger, additional debt and other similar items. The holders of the Preferred Stock can control significant influence over the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None. Not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company currently conducts its business from offices in Palm Beach, Florida. The Company has no formal agreement for this space which is leased by Greenblock Capital, a company for which our CEO is also Managing Director, but owns no equity or voting position. Over the course of 2016, the Company expects to lease permanent office space in Atlanta, GA, however, no space has been located to date.

Through June 2016, the Company leased 2,500 of office and manufacturing / assembly space from Precision CNC in Lancaster, Ohio at a rate of $2,500 per month. Precision CNC is owned by a former employee of the Company, who also owns a non-majority stake in Q2Power, and served as the primary manufacturing supplier for the Company. That lease was terminated by mutual agreement in the second quarter of 2016.

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

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Due to our failure to timely file our 10-Q for the period ended September 30, 2016 and this Annual Report, we were moved from the OTCQB market to the OTC Pink Market in January 2017. Management expects to be up-listed again to the OTCQB upon the filing on this Annual Report and the March 31, 2017 quarterly report.

No assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.

Set forth below are the high and low closing bid prices for our common stock for each quarter of the years 2015 and 2016. These bid prices were obtained from OTC Markets Group, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Prices reflect a 7:1 reverse split effective as of August 5, 2015.

Period	High	Low

January 1, 2015 through March 31, 2015	$0.56	$0.11
April 1, 2015 through June 30, 2015	$11.90	$0.11
July 1, 2015 through September 30, 2015	$0.70	$0.15
October 1, 2015 through December 31, 2015	$0.75	$0.30
January 1, 2016 through March 31, 2016	$0.65	$0.25
April 1, 2016 through June 30, 2016	$0.34	$0.10
July 1, 2016 through September 30, 2016	$0.21	$0.05
October 1, 2016 through December 31, 2016	$0.09	$0.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers

During six-month holding period – no

resales under Rule 144 permitted.

After six-month holding period – may resell in accordance with all Rule 144 requirements including:

● Current public information,

● Volume limitations,

● Manner of sale requirements for equity securities, and

● Filing of Form 144.

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

requirements including:

● Current public information,

● Volume limitations,

● Manner of sale requirements for equity securities, and Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 307. This figure does not include approximately 430 beneficial owners who may hold their shares in “street name,” based on a recent NOBO list.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, stock appreciation rights and common stock awards*	Weighted-average exercise price of outstanding options, stock appreciation rights and common stock awards	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	6,115,480	$0.21	1,884,520
Total	6,115,480	$0.21	1,884,520

●	All securities in this table are issued under the Company’s 2014 Founder’s Stock Option Plan, 2014 Employee Stock Option Plan, and the 2016 Omnibus Plan. All securities are common stock options, stock appreciation rights and stock awards. There are no warrants or other securities issued under these plans.

Recent Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities by the Company in 2016 and 2017 up to the date of filing that were not previously reported in Form 10-Q or 8-K filings. Further, the following table does not reflect sales of unregistered securities made by Q2P prior to the consummation of the Merger.

To whom	Date	Number of shares	Consideration
None not previously reported.

We issued all securities previously reported to persons who were “accredited investors” as that term is defined in Rule 501 of Regulation D of the SEC, or to “sophisticated investors” or key employees; and each such person had prior access to all material information about us prior to the offer and sale of these securities, and had the right to consult legal and accounting professionals. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.”

The Company’s operating subsidiary, Q2P, was originally formed in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it was through most of 2016: to complete research and development on its waste-to-power technology with the goal of pursuing business opportunities in the renewable power sector on a global basis. Since May 2016, the Company also began to pursue other lines of business, such as the manufacturing of compost and soils from biosolids and other waste streams, and has materially limited its R&D operations. Although no operations in the compost and soils field have commenced, management has made progress towards identifying certain operational composing facilities in the U.S. for potential acquisition or partnership. The Company re-domiciled to Delaware as a corporation in April 2014, formally split from its former parent in July 2014, and changed its name to “Q2Power Corp.” in February 2015. It is licensed to do business in Florida, where it maintains offices.

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

In August 2016, the Company, ERTH Products LLC and Exceptional Products Inc. (the “ERTH Companies”), entered into a binding letter of intent (the “LOI”) contemplating the acquisition of the ERTH Companies by the Company. The ERTH Companies, based in Georgia, manufacture agricultural compost and engineered soils for the construction industry from waste water biosolids. Under the LOI, the ERTH Companies agreed to a 90 day exclusivity period to negotiate the terms of this acquisition. The Company also added Wayne King Sr., the founder of the ERTH Companies, to the Company’s Board of Advisors. The exclusivity period of this LOI terminated in November 2016; however, an addendum to this LOI was signed in April 2017 to extend that exclusivity period through September 30, 2017. During 2017, the Company expects to advance these plans by either completing this acquisition, and/or acquiring other established businesses in this sector. Management believes these plans have a greater likelihood of success since the initial closing of $1,050,000 on March 31, 2017, in its $1,500,000 Convertible Promissory Note “Bridge” Offering.

The Company’s strategy in composting and sustainable soils is supported by a Research & Markets report published May 2016 stating that the global market for these products — specifically engineered soils, of which composting is a major component — is projected to reach $7.8 billion by 2021, at a CAGR of 6.7% from 2016 to 2021. The growth of this market is being driven by soil productivity, water conservation and pollution concerns in the United States and worldwide. According to these and other reports, 99 million acres (28% of all cropland) in the U.S. are eroding above soil tolerance rates, meaning the long-term productivity of the soil cannot be maintained and new soil is not adequately replacing the lost soil. This erosion reduces the ability of the soil to support plant growth and hold water, adding significant pressure on this critical depleting resource. Further, soils produced with compost are being used with more frequency in construction, infrastructure and land reclamation projects to reduce costs, accelerate permitting, and create more sustainable landscapes. Management sees an opportunity in the composting and engineered soils markets to build a strong, cash flowing company, while doing good for the environment.

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

Through December 31, 2017, management expects to spend approximately $1.2 million on operations, reduced from $2.0 to $2.5 million with respect to operations to support an R&D project. Our average monthly burn-rate from October 2016 through March 2017 is approximately $50,000 per month, which has been reduced by management from about $150,000 per month in the first half of 2016. However, we estimate that this will increase again in 2017 as we ramp-up partnerships and acquisitions in the compost sector, including the hiring of new operational and sales personnel. Funds to cover operational short-falls over the following 12 months may be raised through the issuance of equity securities and/or debt funding.

In March 2017, the Company completed the initial $1,050,000 trench of a $1,500,000 Convertible Promissory Note “Bridge” offering (the “Bridge Offering”). Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through the end of 2017, including advancing its strategy to acquire cash-flowing composting businesses.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015.

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

Statement of Operations

During the year ended December 31, 2016, the Company generated $40,000 of sales related to the Company completing its first milestone under a contract with a customer for a waste liquid fuel-to-power system. During the year ended December 31, 2015, the Company generated $20,000 of sales related to Q2P providing engineering services to one customer. Cost of sales during these periods were $7,172 and $5,802, respectively.

Q2Power recorded total expenses of $2,080,138 in the year ended December 31, 2016, a decrease of $1,318,859 (39%) from our total expenses of $3,398,997 for the year ended December 31, 2015. This decrease in expenses resulted in a loss from operations of $2,047,310 in 2016, down from $3,384,799 (40%) in the previous year period. Some of the principal reasons behind the lower expenses and loss from operations in 2016 over the previous year including the significantly reduced R&D operations and the termination of many of the Company’s engineering and technical personnel in the second half of 2016 due to limited funds.

Included in the expenses for 2016 and 2015 were the following material items: Payroll increased to $583,949 in 2016 from $559,219 in the prior year (4%). Professional fees decreased to $988,848, from $1,134,543 in the prior year (13%), primarily due to additional consultants on staff (paid in cash and stock), and higher legal and accounting costs in connection with being a public company. Research and development decreased to $352,583 in 2016 from $1,423,769 in the previous year (75%) primarily due to scale back of these operations during the second half of 2016.

In total, the Company incurred a net loss of $1,497,723 in 2016 compared to $3,536,021 in 2015, a decrease of $2,038,298. The change in net loss was due to the higher operating expenses in 2015, as described above, plus a gain on derivative liabilities of $808,011. These derivative liabilities are further explained below.

Balance Sheet

Material changes in the Company’s balance sheet in 2016 over 2015 were due in part to the following transactions and events: (1) in June 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500; (2) in January 2016, the Company issued an additional 100 shares of its Preferred Stock for $100,000 with corresponding warrants; (3) in May 2016, the Company received a $150,000 term note with an original maturity date of 120 days, which was subsequently extended to December 31, 2017; and (4) in April 2016, the Company settled a dispute over a stock repurchase agreement with Cyclone Power, which extinguished $150,000 in related party obligations. Also in 2016, the Company issued $107,567 in related party debt, other notes payable of $33,000, and an increase in deferred revenue of $50,000 over the prior year.

Primarily as a result of these transactions, and the derivative liabilities associated with the Company’s Convertible Debentures, Preferred Stock and warrants, the Company’s total current liabilities in 2016 decreased to $1,778,703 from $2,465,292 in 2015. Accumulated deficit at December 31, 2016 was $6,863,102 as compared to $5,365,379 at the end of 2015, resulting from the continued net loss, and off-set in part by changes in derivative liabilities.

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

Since the change in business direction to focus on strategic partnerships and acquisitions in the compost space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $50,000 per month by laying-off some employees and restricting our R&D budget. As of the date of this Report, we have one employee paid as a consultant and three more consultants including our Chairman. Other expenses include legal and accounting, marketing, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced approximately $50,000 in payables through the transfer of some furniture, equipment and other assets to an affiliated vendor. Our monthly burn has increased to approximately $100,000 per month as of April 1, 2017, as our plan for growth in the composting sector starts to materialize, and initial acquisitions are in process.

The net loss for the year ended December 31, 2016, of $1,497,723 includes non-cash operating expenses of: $418,488 in stock issued for services and related amortization expense, $665,680 in stock options and restricted stock units issued to employees, $808,011 in derivative liability gains, $71,270 of depreciation and amortization, and $355,839 increase in accounts payable and accrued expenses. As a result, net cash used in operating activities amounted to $516,838 in 2016.

With respect to our technology, in January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group, a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer, and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system. In March 2017, the Company began discussions to sell its technology to a third party, but no agreement has been reached as of the date of filing this Report, and management may choose a different path for the Company’s technology if the right opportunity arises.

Financial Condition, Liquidity and Capital Resources

The Company’s limited funds as of December 31, 2016 raise substantial doubt about the Company’s ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements. As of March 31, 2017, the Company has funds required to operate through the end of 2017.

Since July 2014, excluding the 2017 Bridge Offering, Q2P has raised approximately $4.2 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, the Company has been able to complete the prototype stage of its technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Many of these investments in people and contacts will assist us in the development of our new business line.

One of the Company’s independent Directors had also made an advance to the Company in January 2016 of $10,500.

On January 11, 2016, the Company issued 100 shares of Redeemable Convertible Preferred Stock to an accredited investor (the “Preferred Stock”) for $100,000. The Preferred Stock is convertible at $0.21 per share of the Company’s common stock (the “Conversion Price”) as of December 31, 2016. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bears 20% interest with interest payments due monthly. The holders received loan issuance costs of a 100,000 shares equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016. On March 22, 2017, the Company and the lenders entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion at the discretion of the holders to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest.

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms. The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount. The total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time. In May 2016, three other shareholders of the Company provided an additional $26,709 to the Company on the same loan terms; and in June 2016, one of the Company’s Directors loaned an additional $15,000, with a principal amount of $16,667, to the Company also on the same terms.

In July and August 2016, the Company received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $.21 per share for an aggregate of $157,500, less $610 in financing costs.

In September 2016, the Company’s three independent Board members advanced the Company $3,000 for payment of insurance premiums. In November and December 2016, the three Directors made six additional advances to the Company in the aggregate amount of $11,400.

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

Subsequent Event Bridge Offering – March 2017

On March 31, 2017, the Company closed the initial $1,050,000 in its Bridge Offering. The total size of the Bridge Offering is $1,500,000, with an additional $500,000 over-allotment option at the Company’s discretion, and may be held open for an additional 60 days after the initial closing. As of May 24, 2017, the Company had raised $1,400,000 in the Bridge offering with an additional $168,151 old debt converted into the offering.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of December 31, 2016 2015 for the Cyclone licensing rights were $69,271 and $113,021, respectively; and the net balances as of December 31, 2016 and 2015 for the Phoenix deferred revenue were $250,000 and $250,000, respectively, which are included as a component of deferred revenue on the consolidated balance sheets, and which were eliminated with the transfer of the Magnegas contract to Phoenix in January 2017.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the December 31, 2016 and 2015 consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Accumulated amortization for the years ended December 31, 2016 and 2015 was $105,729 and $61,979, respectively.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of December 31, 2016, the Company had an accumulated deficit of $6,863,103. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 of the footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2015.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Q2Power Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Q2Power Technologies and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q2Power Technologies and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s lack of liquidity and working capital and its recurring operating losses raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Fort Lauderdale, Florida

May 25, 2017

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash	$3,330	$1,012
Prepaid expenses	8,753	24,333
TOTAL CURRENT ASSETS	12,083	25,345

SOFTWARE, PROPERTY AND EQUIPMENT, NET	6,732	100,734

OTHER ASSETS
Licensing rights in Cyclone, net	69,271	113,021
Total other assets	69,271	113,021

TOTAL ASSETS	$88,086	$239,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$798,444	$541,763
Notes payable	183,000	-
Notes payable - related parties	107,567	-
Debentures	165,000	435,750
Derivative liabilities	213,042	1,067,989
Related party obligation - Cyclone	-	150,000
Capitalized lease obligations-current portion	1,586	9,726
Deferred revenue and license deposits	310,064	260,064
TOTAL CURRENT LIABILITIES	1,778,703	2,465,292

TOTAL LIABILITIES	1,778,703	2,465,292
Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 and 500 shares issued and outstanding at December 31, 2016 and 2015, respectively (liquidation preference of $639,946)	513,729	319,264

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,651,431 and 26,624,227 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,965	2,662
Additional paid-in capital	4,659,578	3,106,369
Treasury stock, 212,500 shares, at cost	-	(150,000)
Subscription receivable	(3,787)	(3,787)
Prepaid expenses with common stock - related parties	-	(135,321)
Accumulated deficit	(6,863,102)	(5,365,379)
TOTAL STOCKHOLDERS' DEFICIT	(2,204,346)	(2,545,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,086	$239,100

See notes to consolidated financial statements

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2016	2015

REVENUES	$40,000	$20,000
COST OF REVENUES	7,172	5,802
Gross profit	32,828	14,198

EXPENSES
Payroll	583,949	559,219
Professional and consulting fees	988,848	1,134,543
Research and development	352,583	1,423,769
General and administrative	154,758	281,467
Total Expenses	2,080,138	3,398,998

LOSS FROM OPERATIONS	(2,047,310)	(3,384,800)

OTHER INCOME (EXPENSE)
Financing costs, including interest expense	(226,728)	(19,691)
Loss on extinguishment of payables	(31,696)	-
Change in fair value of derivative liabilites	808,011	(131,530)
Total Other Income (Expense)	549,587	(151,221)

LOSS BEFORE INCOME TAXES	(1,497,723)	(3,536,021)

INCOME TAXES	-	-

NET LOSS	(1,497,723)	(3,536,021)

PREFERRED STOCK
Contractual dividends on Series A redeemable convertible preferred stock	(35,918)	(4,027)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,533,641)	$(3,540,048)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	(0.05)	(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	28,437,204	16,678,368

See notes to consolidated financial statements

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Prepaid Expenses with Common	Subscription	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	Deficit	Deficit

Balance, December 31, 2014	-	$-	5,232,542	$523	$2,163,825	$(150,000)	$(229,459)	$(100,000)	$(1,829,358)	$(144,470)

Issuance of restricted shares for outside services	-	-	329,153	33	261,353	-	229,459	-	-	490,845

Issuance of restricted shares for employee services	-	-	30,600	3	24,297	-	-	-	-	24,300

Sale of common stock	-	-	456,305	46	362,314	-	-	-	-	362,360

Sales of common stock in Rights Offering, net of direct offering costs of $10,000	-	-	18,117,971	1,812	1,053,952	-	(16,154)	(3,787)	-	1,035,823

Repurchase and retirement of restricted shares in connection with retirement of note receivable and subscription receivable	-	-	(132,096)	(13)	(104,887)	-	-	100,000	-	(4,900)

Amortization of stock option grants	-	-	-	-	517,039	-	-	-	-	517,039

Merger Q2Power Corp with Q2Power Tech	-	-	1,835,312	184	(719,023)	-	-	-	-	(718,839)

Settlement of debt with common stock	-	-	225,000	23	27,852	-	-	-	-	27,874

Issuance of shares for Greenblock consulting agreement	-	-	1,000,000	100	129,900	-	(130,000)	-	-	-

Amortization of Greenblock agreement	-	-	-	-	10,833	-	10,833	-	-	21,666

Payment & retirement of common stock received pursuant to sale of ESI subsidiary	-	-	(470,560)	(47)	(617,059)	-	-	-	-	(617,106)

Series A, preferred stock contractual dividends	-	-	-	-	(4,027)	-	-	-	-	(4,027)
										-
Net loss year ended December 31, 2015	-	-	-	-	-	-	-	-	(3,536,021)	(3,536,021)

Balance, December 31, 2015	-	-	26,624,227	2,662	3,106,369	(150,000)	(135,321)	(3,787)	(5,365,379)	(2,545,456)

Amortization of shares purchased in Rights Offering and paid via salary deductions	-	-	-	-	-	-	9,692	-	-	9,692

Amortization of stock option grants and restricted stock units	-	-	-	-	665,680	-	-	-	-	665,680

Series A, preferred stock contractual dividends	-	-	-	-	(35,918)	-	-	-	-	(35,918)

Issuance of restricted shares for employee services	-	-	450,000	45	116,955	-	-	-	-	117,000

Settlement of accounts payable with common stock	-	-	187,919	19	49,840	-	-	-	-	49,859

Conversion of debentures to common stock	-	-	1,289,285	129	270,621	-	-	-	-	270,750

Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	-	-	-	-	125,975	-	-	-	-	125,975

Vesting of shares for Greenblock consulting agreement	-	-	-	-	97,500	-	(97,500)	-	-	-

Amortization of Greenblock agreement	-	-	-	-	21,666	-	223,129	-	-	244,795

Issuance of shares for note payable issuance costs	-	-	100,000	10	25,990	-	-	-	-	26,000

Settlement of related party obligation for treasury shares - Cyclone	-	-	-	-	-	150,000	-	-	-	150,000

Settlement of accounts payable with common stock and software, property and equipment	-	-	50,000	5	10,495	-	-	-	-	10,500

Sales of common stock	-	-	750,000	75	157,425	-	-	-	-	157,500

Issuance of restricted shares for outside services	-	-	200,000	20	46,980	-	-	-	-	47,000

Net loss year ended December 31, 2016	-	-	-	-	-	-	-	-	(1,497,723)	(1,497,723)
	-	$-	29,651,431	$2,965	$4,659,578	$-	$-	$(3,787)	$(6,863,102)	$(2,204,346)

See notes to consolidated financial statements

Q2POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,497,723)	$(3,536,021)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	71,270	84,251
Restricted shares issued for outside services	68,667	376,226
Restricted shares issued for employee services	117,000	111,397
Amortization of stock option grants and restricted stock unit grants	665,680	517,039
Amortization of prepaid expenses via common stock	232,821	229,459
Change in value of derivative liabilies	(808,011)	131,530
Amortization of preferred stock discount	137,585	13,492
Amortization of debt issuance costs	42,758	-
Loss on extinguishment of payables	31,696	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	15,580	(16,121)
Increase in accounts payable & accrued expenses	355,839	197,931
Increase in deferred revenue and license deposits	50,000	-
Net cash used in operating activities	(516,838)	(1,890,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for software, property and equipment	(4,013)	(88,846)
Net cash used in investing activities	(4,013)	(88,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(8,140)	(12,637)
Proceeds from notes payable, net of issuance costs	173,709	-
Proceeds from notes payable - related parties, net of issuance costs	100,100	-
Proceeds from notes payable - related parties	-	70,000
Repayments from loans payable - related parties	-	(70,000)
Proceeds from sales of common stock, net of amounts deposited in escrow and direct offering costs	-	855,568
Receipt of restricted cash previously held in escrow	-	10,010
Proceeds from sale of redeemable preferred stock and common stock warrant	100,000	500,000
Proceeds from sales of common stock	157,500	362,360
Net cash provided by financing activities	523,169	1,715,301

NET CHANGE IN CASH	2,318	(264,362)

CASH - Beginning of year	1,012	265,374

CASH - End of year	$3,330	$1,012

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$20,458	$6,199

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debentures to 1,289,285 shares of common stock	$270,750	$-
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$125,975	$-
Accrual of contractual dividends on Series A convertible preferred stock	$35,918	$4,027
Issuance of 100,000 shares of common stock for note payable issuance costs	$26,000	$-
Settlement of accounts payable to 187,919 shares of common stock	$49,859	$-
Settlement of accounts payable with software, property and equipment and 50,000 shares of stock	$49,299	$-
Settlement of related party obligation for treasury shares - Cyclone	$150,000	$-
Merger of Q2Power Corp with Q2Power Technologies, Inc.	$-	$718,839
Payment and retirement of common stock received pursuant to sale of ESI subsidiary	$-	$617,106
Issuance of 64,338 shares of common stock for subscription receivable	$-	$3,787
Conversion of debt assumed in merger to 225,000 shares of common stock	$-	$27,874
Retirement of restricted shares in settlement of notes and subscription receivables from related parties	$-	$104,900
Conversion of accounts payable and accrued expenses to commont stock in Rights Offering	$-	$196,409

See notes to consolidated financial statements

Q2POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Power Technologies, Inc. (hereinafter the “Company”) was incorporated in Delaware on August 26, 2004.  The Company is primarily a holding company for its sole subsidiary, Q2Power Corp. Formerly, the Company’s name was Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”), has operated a renewable power R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company are essentially those of the Subsidiary. In May 2016, the Company began exploring other synergistic business lines, such as composting from waste water biosolids. Although no operations in these fields have commenced, management has made progress towards identifying certain operational composting facilities in the U.S. for potential acquisition or partnership. Moving forward, the Company intends to phase out its R&D activities and focus entirely on the business of compost and engineered soils manufacturing and sales.

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

On February 12, 2016, the Board of Directors of the “Company approved a change in the fiscal year end for the Company from March 31 to December 31. This change is a result of the Merger, and reflects the fiscal year-end period for Q2P.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The Company has incurred net losses of $1,497,723 and $3,536,021 for the years ended December 31, 2016 and 2015, respectively. The accumulated deficit since inception is $6,863,103, which is comprised of operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses. The Company has a working capital deficit at December 31, 2016 of $1,766,620. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from power purchase agreements, product sales, and continuing to raise funds through debt or equity offerings. The Company will also likely continue to rely upon related-party debt or equity financing, which may not be available at the time required by the Company or under terms favorable to the Company. See also Note 13, Subsequent Events.

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

For the year ended December 31, 2016, the Company recognized revenue $40,000 related to the first achieved milestone and delivery under a technology sales agreement. The Company also received an additional $50,000 upon signing of that agreement, which is accounted for as deferred revenue that will be recognized upon contract completion. In 2015, the Company recognized revenue of $20,000 related to two engineering services agreements with one customer.

Research and Development

Research and development activities for product development are expensed as incurred and are primarily comprised of salaries. Costs for years ended December 31, 2016 and 2015 were $352,583 and $1,423,769, respectively.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

Basic and Diluted Loss Per Share

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued from the conversion of convertible debt. There were no dilutive shares as of December 31, 2016 and 2015.

At December 31, 2016, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,115,480 shares from common stock options, 1,568,845 shares from common stock warrants, 785,714 shares from the conversion of debentures, 126,923 shares from the conversion of notes payable, 413,719 shares from the conversion of notes payable – related parties and 2,857,142 shares from the conversion of redeemable convertible preferred stock. At December 31, 2015, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 1,745,480 shares from common stock options, 1,376,538 shares from common stock warrants, 2,075,000 shares from the conversion of debentures and 2,380,952 shares from the conversion of redeemable convertible preferred stock. Subsequent to December 31, 2016, the Company completed a convertible debt offering which resulted in an additional amount of potentially dilutive shares upon the conversion of these securities (see Note 13 – Subsequent Events).

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers”, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the future impact of the ASU on its consolidated financial statements; however, in light of the material changes in the Company’s business model which have occurred after December 31, 2016, the Company expects to do further review in the second quarter of 2017.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”, to provide guidance within GAAP requiring management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and requiring related disclosures. The ASU is effective for annual periods ending after December 15, 2016. The Company adopted this ASU effective December 31, 2016. The adoption of this ASU did not have a material impact to the Company’s financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, requiring management to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently assessing the impact of the ASU on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842) (the Update)”, requiring management to recognize any right-to-use-asset and lease liability on the statement of financial position for those leases previously classified as operating leases. The criteria used to determine such classification is essentially the same as under the previous guidance, but it is more subjective. The lessee would classify the lease as a finance lease if certain criteria at lease commencement are met. This ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of the ASU on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)”, which applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options, and requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One criterion is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the ASU on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718, “Compensation – Stock Compensation.” The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company is currently assessing the impact of the ASU on its financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impractical. If impractical the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its financial position, results of operations or cash flows.

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

The Company historically purchased much of its machined parts through Precision CNC, a related party company that sub-let office space to Q2P through June 27, 2016 and owns a non-controlling interest in the Company. See Note 6.

NOTE 4 – SOFTWARE, PROPERTY AND EQUIPMENT, NET

Software, property and equipment, net consists of the following:

	December 31, 2016	December 31, 2015
Software	$-	$83,735
Furniture and Computers	1,328	51,643
Shop Equipment	9,540	9,540
Total	10,868	144,918
Accumulated depreciation and amortization	4,136	44,184
Net software, property and equipment	$6,732	$100,734

At December 31, 2015, the Company had software under capital leases with gross value of $24,671, net of accumulated depreciation and amortization of $15,419. The software was included in the disposal of assets to Precision CNC discussed below in Note 6; however, the Company must continue to pay all outstanding amounts under the capital leases, a balance of $1,586 as of December 31, 2016.

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $27,520 and $39,866, respectively.

The Company disposed of $70,495 of net software, property and equipment for the settlement of related party accounts payable in 2016 (see Note 6).

NOTE 5 – CYCLONE LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone’s patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products.

The net balances as of December 31, 2016 and 2015 for the Cyclone licensing rights were $69,271 and $113,021, respectively, and the net balances as of December 31, 2016 and 2015 for the Phoenix deferred revenue were both $250,000, which are included as a component of deferred revenue on the consolidated balance sheets. Under the terms of the revised agreement with Phoenix Power Group, revenue associated with these deferrals will be recognized subject to the achievement of certain milestones, as follows: (1) on the completion of certain performance testing of the engine, deferred revenue of $150,000 will be recognized; and (2) on the delivery of the first 10 “Generation 1 Engines”, other deferred revenue will be recognized at a rate of $10,000 per delivered engine.

In connection with the separation from Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the December 31, 2016 and 2015 consolidated balance sheets.

The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the years ended December 31, 2016 and 2015 was $43,750 and $43,750, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Expenses prepaid with common stock at December 31, 2016 and 2015 totaled $0 and $43,333, respectively. The balance at December 31, 2015 relates to stock issued to GBC for future services with a remaining amount of $119,167, and shares purchased by the CEO and paid for through salary deductions with a remaining amount of $16,154. Our CEO is a Managing Director of GBC, although he has no equity or voting rights in GBC.

Through June 2016, the Company sub-leased approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio. The sublease provided for the Company to pay rent monthly in the amount of $2,500, which covered space and some utilities. Occupancy costs for the years ended December 31, 2016 and 2015 were $15,000 and $30,000, respectively. The sublease has been terminated as of June 27, 2016.

The Company also purchased much of its machined parts through Precision CNC up until June 2016. Precision CNC owns a non-controlling interest in the Company. For the years ended December 31, 2016 and 2015, the amounts paid to Precision CNC totaled $13,868 and $160,601, respectively, and consisted of rent and research and development expenses for machined parts.

On June 27, 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500. The Company recorded a loss on this transaction in the amount of $31,696. Accounts payable and accrued expenses at December 31, 2016 and December 31, 2015 include $0 and $31,048, respectively, to Precision CNC.

The Company also maintains an executive office in Florida, which is leased by GBC and is used by the Company’s CEO. The Company has no formal agreement for this space, but paid GBC $0 and $10,000 for the space for the years ended December 31, 2016 and 2015, respectively.

During 2016 members of the Company’s Board of Directors made several loans and advances to the Company, as follows:

● On January 8, 2016, a member of the Board of Directors made an advance to the Company totaling $10,500 with a 6% per annum rate, payable on demand. As of December 31, 2016, such advance is still outstanding.

● On April 29, 2016, the Company’s three independent Directors loaned the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms. The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount. The total principal amount of all three Notes was $66,000. The total original issuance discount of $5,800 was recognized as a component of financing costs in the consolidated statement of operations for the year ended December 31, 2016. The Notes matured October 2016, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time. As of December 31, 2016, these notes are still outstanding.

● On June 13, 2016, one of the Company’s independent directors loaned $15,000 to the Company on the same terms as the April 2016 notes, with a principal amount of $16,667. The original issuance discount of $1,667 was recognized as a component of financing costs in the consolidated statement of operations for the year ended December 31, 2016. As of December 31, 2016, this note is still outstanding.

● In September 2016, three of the Company’s Directors advanced $1,000 each for payment of insurance premiums. In November and December 2016, the three Directors made six additional advances to the Company in the aggregate amount of $11,400. There were no formal terms for these advances; however, the Company imputed 8% per annum interest in connection with the March 2017 conversion advances into the Convertible Promissory Note Bridge offering (see below). As of December 31, 2016, these advances are still outstanding.

In March 2017, all outstanding Director notes and advances with an aggregate amount outstanding of $156,368 were converted into the Company’s new $1,500,000 Convertible Promissory Note Bridge offering (see Note 13, Subsequent Events).

NOTE 7 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2016 and 2015 (computed by applying the U.S. Federal corporate tax rate of 34 percent to the loss before taxes) is as follows:

	2016	2015
Tax benefit at U.S. statutory rate	$509,226	$1,202,247
State taxes, net of federal benefit	—	—
Stock and stock based compensation	(362,519)	(350,942)
Net derivative expenses	274,724	(44,659)
Amortization of preferred stock discount	(46,779)	(4,587)
Other permanent differences	(24,877)	(1,213)
Increase in valuation allowance	(349,775)	(800,846)
	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Net operating loss carry-forward	$1,410,055	$1,165,617
Deferred tax assets – accrued salaries	79,412	(14,656)
Deferred tax assets – accrued interest	11,269	—
Depreciation expense	509	509
Net deferred tax assets	1,501,245	1,151,470
Valuation allowance	(1,501,245)	(1,151,470)
Total net deferred tax asset	$—	$—

At December 31, 2016 and 2015, the Company had net deferred tax assets of $1,501,245 and $1,151,470 principally arising from net operating loss carry-forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2016 and 2015. At December 31, 2016, the Company has net operating loss carry forwards totaling $4,766,850, which will begin to expire in 2034.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the year ended December 31, 2016 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

In January 2016, another accredited investor purchased $105,000 in outstanding principal amount of the Debentures from the current holder. The Company did not receive any consideration in this transaction as it was a transfer amongst the holders of the Debentures.

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

During the year ended December 31, 2016, aggregate principal of $270,750 was converted to 1,289,285 shares of common stock (see Note 9).

On March 15, 2016, the Company entered into a 120-day term note payable with one accredited investor in the principal amount of $150,000. The note bears 20% interest with interest payments due monthly. The Company incurred issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders. Issuance costs expensed during the year ended December 31, 2016 were $29,000. At December 31, 2016, the issuance costs had been fully amortized and the loan balance was $150,000, and accrued interest related to the note was $11,667. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016.

On March 22, 2017, the Company and the note holder entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion of the principal amount and accrued interest at the discretion of the holder to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest.

In May 2016, three investors loaned to the Company a total of $26,709 pursuant to three notes, which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms. These notes are the same securities issued to the Company’s Directors in April and June 2016 (see Note 6). The notes bear 8% interest and have a 10% Original Issuance Discount. The total principal amount of all three notes was $33,000. The notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time. In March 2017, $11,000 of these notes were converted into the Company’s new $1,500,000 Convertible Promissory Note Bridge offering (see Note 13, Subsequent Events). The remaining $22,000 of these notes remain are in default as of December 31, 2016.

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

All derivatives recognized by the Company are reported as derivative liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. Unrealized gains and losses on derivative instruments are included in change in value of derivative liabilities on the consolidated statements of operations.

The following two tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at December 31, 2016 and 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$123,266	$-	$-	$123,266
Anti-dilution provision in common stock warrants included with preferred stock	52,904	-	-	52,904
Debenture embedded conversion feature	25,884	-	-	25,884
Anti-dilution provision in common stock warrants included with debentures	10,988	-	-	10,988
Total derivatives	$213,042	$-	$-	$213,042

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$376,065	$-	$-	$376,065
Anti-dilution provision in common stock warrants included with preferred stock	51,203	-	-	51,203
Debenture embedded conversion feature	560,778	-	-	560,778
Anti-dilution provision in common stock warrants included with debentures	79,943	-	-	79,943
Total derivatives	$1,067,989	$-	$-	$1,067,989

There were no transfers between levels during the year ended December 31, 2016.

As part of the Merger, the Company assumed debentures that are convertible into shares of common stock, which Anpath issued in July 2014 (see Note 8). The debentures conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the Company issued in connection with the debentures 415,000 warrants to purchase the Company’s common stock.  The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares to be issued upon settlement they are classified as liabilities under ASC 815.

The terms of the convertible redeemable preferred stock (see Note 10) include an anti-dilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $0.26 per share, subject to certain defined excluded issuances. In 2015 per a modification agreement with the holder, the conversion price was reset to $0.21. Accordingly, we bifurcated the embedded conversion feature, which is shown as a derivative liability recorded at fair value on the consolidated balance sheet.

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

During 2016, the two debenture holders converted a total of $270,750 of their debentures for 1,289,285 shares of common stock. Pursuant to the conversion of these debentures, the Company reclassified a total of $125,975 of derivative liabilities to additional paid in capital during 2016. The changes in fair value of these derivative liabilities were recorded in the consolidated statement of operations until the date of conversion.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized (gains) losses recorded in the consolidated statements of operations during the period:

	Year Ended December 31, 2016
	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Total

Fair value, December 31, 2015	$376,065	$51,203	$560,778	$79,943	$1,067,989

Net unrealized gain on derivatives	(277,337)	(52,800)	(408,919)	(68,955)	(808,011)

Purchases and issuances (sales and settlements)	24,538	54,501	(125,975)	—	(46,936)

Fair value, December 31, 2016	$123,266	$52,904	$25,884	$10,988	$213,042

Changes in unrealized gains, included in income on instruments held at end of year	$(277,337)	$(52,800)	$(408,919)	$(68,955)	$(808,011)

	Year Ended December 31, 2015
	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Total

Fair value, December 31, 2014	$—	$—	$—		$—

Net unrealized (gains)/loss on derivatives	205,509	23,503	(85,319)	(12,163)	131,530

Purchases and issuances (sales and settlements)	170,556	27,700	646,097	92,106	936,459

Fair value, December 31, 2015	$376,065	$51,203	$560,778	$79,943	$1,067,989

Changes in unrealized (gains)/losses, included in income on instruments held at end of year	$205,509	$23,503	$(85,319)	$(12,163)	$131,530

The Company’s derivative liabilities are valued by using Monte Carlo Simulation methods, which simulate a range of possible future stock prices and estimates the probabilities and timing of future financing events. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These derivative liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s derivative liabilities at December 31, 2016: dividend yield of -0-%, volatility of 63.86 – 115.9%, risk free rates of 0.85 - 1.93% and an expected term of 0.6 years to 4.0 years.

During 2016, the Company continues to refine its estimates and has updated the volatility used in its valuation models and the underlying number of shares of common stock for the derivative warrants. The net impact of these adjustments resulted in a $117,456 decrease in the fair value of derivative liabilities during the year ended December 31, 2016, which could have been reflected as part of the estimated fair value of these derivative liabilities at December 31, 2015. However, the Company recorded these true-up adjustments during 2016 given the inherent estimated nature of Level 3 fair value measures.  The Company recorded a total gain of $808,011 and loss of $131,530 for the change in fair value of all the Level 3 derivatives during the years ended December 31, 2016 and 2015, respectively.

NOTE 10 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During 2016, the Company issued 3,027,204 shares of restricted common stock valued at $678,609. Details of these issuances are provided below.

On January 1, 2016, the Company issued 187,919 shares of restricted common stock valued at $49,859 as consideration for the payment of accounts payable to vendors resulting in no gain or loss.

On February 2, 2016, the two debenture holders converted a total of $40,000 of their debentures for 190,476 shares of common stock.

On February 25, 2016, the Company issued 450,000 shares of restricted common stock valued at $117,000 to three key employees, including its CTO. These employees were terminated during 2016; however, they were permitted to retain their shares upon termination.

On March 11, 2016, one of the debenture holders converted $31,500 of their debentures for 150,000 shares of restricted common stock.

On March 15, 2016, the Company issued 100,000 shares of restricted common stock to the holder of the Company’s 120-day term loan valued at $26,000 for the fair value of the services rendered related to this loan.

On April 8, 2016, the Company issued 100,000 shares of restricted common stock valued at $26,000 to a consultant in connection with the negotiation of the settlement with Cyclone.

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

On October 1, 2016, the Company issued 100,000 shares of restricted common stock valued at $21,000 to a consultant for services rendered during the fourth quarter of 2016.

Redeemable Convertible Preferred Stock

On January 11, 2016, the Company issued 100 shares of Redeemable Convertible Preferred Stock (the “Preferred Stock”) for proceeds of $100,000 to an accredited investor. The Company issued 500 shares of Preferred Stock to another accredited investor for $500,000 in December 2015.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. The proceeds have been allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount is amortized to interest expense over the term of the redemption period (2 years), which will result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of December 31, 2016 and 2015 was $126,217 and $184,764, respectively. Interest expense related to the preferred stock discount for the years ended December 31, 2016 and 2015 was $137,585 and $13,492, respectively.

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

Warrants

The following is a summary of all outstanding common stock warrants as of December 31, 2016:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate fair value
Warrants issued in connection with issuance of Debentures	415,000	$0.50	2.50	$10,988
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	3.95	$52,904

NOTE 11 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

On July 31, 2014, the Board of Directors of Q2P approved the Founders Stock Option Plan (“Founders Plan”) and the 2014 Employee Stock Option Plan (the “2014 Plan”), collectively the “Option Plans”. The Option Plans were developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase restricted common stock of the Company. On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional 4 million shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion.

In recognition of and compensation for services rendered by employees for the year ended December 31, 2016, the Company issued 710,000 common stock options under the Founders Plan on February 25, 2016. Of these 710,000 options, all are vested as of December 31, 2016, and 40,000 options previously granted in 2015 were cancelled in 2016 due to termination of employment.

In recognition of and compensation for services rendered by the Company’s Board Chairman, the Company issued 400,000 common stock options under the 2014 Plan on February 25, 2016, which contained vesting provisions that provided for immediate vesting of 200,000, and 200,000 on August 25, 2016.

In recognition of and compensation for services rendered by employees and members of the Company’s Board of Directors, the Company issued 3,300,000 common stock options, 450,000 restricted stock units and 450,000 shares of common stock under the 2016 Plan as follows:

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

In June 2016, the Company issued 150,000 common stock options under the 2016 Plan to one new Board of Advisors Member. The options vest one-half in six months and the balance in 12 months, with a 10-year term and exercisable at a price of $0.30 per share (re-priced to $0.21 per share as discussed below).

In August 2016, the Company issued 150,000 common stock options under the 2016 Plan to one new Board of Advisors Member. The options vest one-half in six months and the balance in 12 months, with a 10-year term and exercisable at a price of $0.21 per share.

In December 2016, the Company issued 800,000 common stock options under the 2016 Plan to two members of the Board of Directors. The options vest one half in six months and the balance in 12 months, with a 5-year term and exercisable at a price of $0.21 per share.

Options awarded under the Option Plans and the 2016 Plan for year ended December 31, 2016 were valued at $530,000 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), with a weighted average exercise price of $0.21 per share and with a weighted average contractual life of 5.5 years.

In October 2016, per resolution of the Board of Directors, all outstanding stock options were reset to a $0.21 per share exercise price. The Company recorded a corresponding expense of $157,225.

For the year ended December 31, 2016, the charge to the consolidated statements of operations for the amortization of stock option grants and restricted stock units awarded under the Option Plans and the 2016 Plan was $665,680. The remaining unamortized stock option expense for all outstanding stock options at December 31, 2016 was $142,339. On May 27, 2016, the majority of the employees of the Subsidiary were terminated in an effort to reduce expenses, and were allowed to retain their options, which were immediately vested. The expense related to the outstanding options previously granted to these terminated employees was recognized in full in this period as they were no longer subject to a service requirement with respect to vesting of the award.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2015 through December 31, 2016 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2014	714,000	$0.11	8.1
Options issued	1,076,580	0.30	8.2
Options exercised	—	—	—
Options cancelled	(45,100)	0.30	8.7
Balance, December 31, 2015	1,745,480	$0.30	8.1

Options issued	4,410,000	0.21	4.5
Options exercised	—	—	—
Options cancelled	(40,000)	(0.30)	—
Balance, December 31, 2016	6,115,480	$0.21	6.1

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2016	4,917,147	$0.21	6.1

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Risk free interest rate	0.97% - 1.79%	1.93% - 2.35%
Expected volatility	82.76% - 83.14%	109.95% - 152.10%
Expected dividend yield	0%	0%
Expected term in years	3.5	3.5
Average value per options	$0.120 - $0.121	$0.178 - $0.230

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

As of April 1, 2017, the Company and Mr. Nelson entered into a new employment agreement (see Note 13, Subsequent Events).

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

In June 2015, the Company implemented a compensation package for a director who also serves as SEC counsel for $4,000 per quarter and 250,000 stock options per year vesting quarterly with a 10-year term and exercisable at $0.27 per share (now $0.21 per share), which vested in July 2016. For the year ended December 31, 2016, the charge to the consolidated statement of operations was $16,000. The Company’s third independent director received a package of 400,000 stock options, half vesting after six months and half six months later. As of the end of 2016, all independent directors received the same compensation package of 400,000 options per year. The charge to the consolidated statement of operations for these options was $6,717.

NOTE 13 - SUBSEQUENT EVENTS

On March 31, 2017, the Company closed the initial $1,000,000 in a Convertible Promissory Note “Bridge” offering (the “Bridge Offering”). The total size of the Bridge Offering is $1,500,000, with an additional $500,000 over-allotment option at the Company’s discretion. As of May 24, 2017, the Company had raised $1,400,000 in the Bridge offering with an additional $168,151 old debt converted into the offering.

The Convertible Promissory Notes (the “Notes”) convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted.

The Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the earliest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Offering.

Funds from the Bridge Offering will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and up to 12 months of operating capital. A limited portion of the funds will also be used to eliminate liabilities on the Company’s balance sheet. The Bridge Offering was led by two accredited investors, and joined by 19 additional accredited investors which included $75,000 of new cash investments by the Company’s Directors, as well as conversion of $156,368 of old notes and advances made by them in 2016 and 2017. Management conducted the Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Offering and debt settlements were issued pursuant to an exemption from registration under Section4(a)(2) under the Securities Act of 1933.

As provided in the Bridge Offering as of March 31, 2017, the Company settled or restructured approximately $800,000 in balance sheet liabilities, as follows:

●   In connection with settlements of $189,449 owed to former employees, the Company paid $52,123 to these employees and issued 915,506 shares of restricted common stock;

●   The Company’s CEO agreed to waive $112,797 in salary and fees owed to him, and converted $100,000 deferred salary into 666,667 shares of restricted common stock;

●   Board of Director members and other shareholders of the Company converted $168,152 of loans and advances made to the Company in 2016 into the Bridge Offering Notes;

●   The Company renegotiated its pre-existing convertible notes in the principal amount of $165,000 to extend the maturity date to July 31, 2017, set the conversion price at $0.15, and waive any defaults;

●   The Company amended its existing term loan to extend the maturity date to December 31, 2017, waive all defaults, and allow the holder to convert the principal and accrued interest into common stock at a price of $0.15 per share at its discretion; and

●   Management is in the process of reaching settlements on approximately $200,000 in additional payables and contract liabilities.

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

During the evaluation of disclosure controls and procedures as of December 31, 2016, management identified certain material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. These included a lack of knowledge and experience with accounting for derivative liabilities, stock options and redeemable preferred stock. Management was also under-staffed to complete the required work in the timeframe needed, due in part to a lack of funding. Management concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of 2013.  As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

●	Management has a lack of knowledge and experience with accounting for derivative liabilities, common stock options and redeemable preferred stock.

●	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.

●	Management has not yet formed an audit committee.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

There was no other information required to be disclosed in the fourth quarter of 2016 that was not filed by the Company in a Current Report on Form 8-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. The Directors will serve until the next annual meeting of the shareholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Age	Date of Election or Designation	Date of Termination or Resignation

Kevin Bolin	Chairman of the Board	53	February 2016	*

Christopher Nelson	CEO & Director	47	July 2014	*

Joel Mayersohn	Director	59	July 2014	*

Scott Whitney	Director	60	March 2016	*

Tristan Peitz	Director	33	May 2017	*

*These persons presently serve in the capacities indicated. On February 28, 2017, Michelle Murcia resigned as Chief Financial Officer of the Company. Ms. Murcia’s position as Principal Accounting Officer was taken over by Peter Dunleavy, who was previously Controller, on a part-time, non-executive basis.

Business Experience

Kevin M. Bolin – Chairman of the Board. Mr. Bolin is a waste management and renewable energy senior executive with over 20 years’ experience in the sectors. Mr. Bolin’s current and previous industry positions include: Executive Chairman of the Board and interim CEO of Alter NRG (2009-2015), a publicly-traded (Toronto Stock Exchange) leader in plasma gasification of waste feedstock technology acquired from Westinghouse. At Alter NRG, he oversaw the corporate restructuring, operational turnaround, capital raising of over $35 million, and eventual sale of the company in July 2015 at a 160% premium to market which represented a 7x return to investors during his tenure as Chairman. Prior to that, he was CEO, President and Director of EnerTech Environmental (1992-2010), a renewable energy and biosolids technology company, which he grew to $20 million in annual sales anchored by long-term contracts valued at $390 million, and raised over $200 million in funding. He is currently an Industrial Advisor to EQT Infrastructure (2013-present), a global private equity firm with over 20 Billion Euros under management. In addition to these accomplishments, Mr. Bolin has won awards, been issued patents, and published numerous articles in the waste and renewable energy sectors. He is a certified public accountant with his BBA from the University of Notre Dame.

Christopher Nelson – CEO & Director. Mr. Nelson oversees the strategic direction of the Company, including finance, business development, and legal aspects. He also serves as Managing Director of GreenBlock Capital LLC in Palm Beach, Florida, a boutique merchant bank specializing in technology investments and growth capital. Until July 31, 2014, Mr. Nelson served as President and General Counsel of Cyclone, positions he held since March 2011. During his tenure at Cyclone, Mr. Nelson assisted and oversaw all aspects of the company’s business and legal affairs, including: public securities filings and over $8 million in financing transactions, licensing and development agreements with major corporations and the military, investors and public relations, and general corporate matters. Mr. Nelson has practiced law in Florida for over 20 years, and since 2001 has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Between 1997 and 2000, Mr. Nelson was an associate with Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies. Mr. Nelson was heavily involved in the legal end of the 1995 – 2000 roll-up of both Republic Industries and AutoNation. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law.

Scott W. Whitney – Director. Mr. Whitney is currently CEO of Liberty Tire Recycling Co., the world’s largest provider of tire recycling services, reclaiming approximately 140 million discarded tires per year in the US and Canada. Prior to this, he was CEO of Greenwood Fuels, a Green Bay, WI based company that manufactures renewable fuel pellets from non-recyclable by-products of various manufacturing processes such as paper, label and packaging production. For over 25 years, Mr. Whitney served in several executive roles at Covanta Holding Corp., a $2 Billion waste-to-power company traded on the NYSE, including President of Covanta’s European group, and Senior Vice President of business development at Covanta Energy Group where he oversaw the development of their waste-to-energy, independent power and water/wastewater treatment businesses in North America, South America, Europe and the Middle East. He is a currently member of the Board of Directors of Epcot Crenshaw, a research and development company based in West Chester, PA, and its subsidiary, Green Harvest, a company that develops and operates integrated anaerobic digestion and gasification facilities. In addition, Mr. Whitney is a frequent speaker at various industry events for organizations such as Forbes Magazine, UK Trade & Investment, and the US Department of Commerce. He received his BS in Marine Engineering from the United States Naval Academy and served as an officer in the United States Navy.

Joel Mayersohn – Director. Mr. Mayersohn is a Partner in the Ft. Lauderdale, FL, office of Dickinson Wright PLLC, where he specializes in corporate, securities and business law. Over the last 30 years, he has advised a diversified client base in private placements, public offerings, mergers and acquisitions, financing transactions and general securities law matters. He also has experience in venture capital, bridge loans and pipe financings. Mr. Mayersohn was previously on the Board of Directors of Cyclone, until July 31, 2014. He is a member of the Florida and New York Bars.

Tristan Peitz – Director. Mr. Peitz was appointed to the Board on May 1, 2017, as one of the lead investors for the Company’s recent Bridge Offering. Over the last seven years, he has worked at Cohen Capital Management, a $600 million family office, where he built and manages a credit book which consists of $120 million of municipal bonds and a $60 million high yield book. On the equity side of the business, Mr. Peitz is a generalist with deep sector experience and responsibility for energy and healthcare. At CCM, he has also served as financial adviser for mergers and acquisitions, analysis on several early stage and venture investments, and creation and implementation of complex tax strategies. Prior to CCM, Mr. Peitz served at AlixPartners, a premier turnaround and restructuring focused consulting firm. At AlixPartners, he assisted organizations in the areas of financial advisory services, corporate strategy & operations, restructuring and turnarounds, divestitures and business exits, and forensic investigations related to internal fraud and abuse. Projects he worked on at AlixPartners included Tribune Company, MEI Conlux, Building Materials Holding Corp., Mattson Technology and others. Prior to joining AlixPartners, Mr. Peitz was a research analyst at Eminence Capital, a New York based $4 billion hedge fund, and before that an investment banking analyst with Jefferies & Company focused on healthcare, biotech and biofuel companies to evaluate leveraged buyouts, refinancings, restructurings, IPOs and M&A transactions. Mr. Peitz attended the University of Michigan where he graduated with distinction from the Ross School of Business with a BA in Business Administration - concentration in finance and accounting.

Employment Agreements

Both Mr. Nelson and Mr. Bolin have Employment Agreements that provide for terms from two to three years with renewal terms, base salary and performance based bonuses, a 12-month severance for termination without cause or for “good reason”, non-compete / non-solicitation, and other standard features.

Mr. Bolin’s agreement will take effect upon his assumption of the role of CEO of the Company, expected to occur at or before the closing of the next round of funding. His annual base salary will be $350,000. Prior to that time and after the closing of the Bridge Round, he will receive a fee of $12,500 per month.

Mr. Nelson’s agreement was effective as of April 1, 2017, at which time he began to receive a fee of $10,000 per month. Upon Mr. Bolin’s assumption of the role of CEO of the Company, Mr. Nelson will assume the role of President/GC and his annual base salary will be $220,000. This transition has been approved by the Board and the relevant parties.

Director Compensation

Directors receive 400,000 stock options per year, vesting half immediately and half in six months, with a 10-year term and priced at current market rates. Directors are also eligible to receive other cash or equity based compensation, including Restricted Stock Units, at the discretion of the Board (with such interested members abstaining from a vote). This option package became common for all independent Directors at the end of 2016.

Executive Recruitment

Management is currently in discussions with several individuals to fill other key positions including CFO, COO and Sales & Marketing Director. Several of these individuals are well known to our management and have been selected because of their experience, top reputations and performance history. Others may be appointed in connection with acquisitions. All members of senior management are expected to have employments agreements with non-compete provisions similar to current executive.

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

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers or control person of our Company:

●	has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

●	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

●	was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

●	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Person

To the best of our management’s knowledge, and except as indicated below, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2016, and to the date of this Current Report, we the Company was delayed in filing Form 4’s for each of its Directors in 2016. As of the date of this filing, that has been corrected.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was posted to our web site as November 2015.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because we have only four directors and one executive officer, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee. We have not established an Audit Committee because we have only four directors and one executive officer. We believe that we are able to effectively manage the issues normally considered by an Audit Committee. If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated. Note, only Mr. Nelson is currently an employee of the Company; Ms. Murcia terminated her employment in 2017, and Mr. Pimputkar’s employment was terminated by mutual agreement in September 2016.

Summary Executive Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)

Christopher Nelson,	2016	174,459	0	0	0	0	0	0	$174,459
CEO	2015	138,461	25,523	0	18,000	0	0	0	$202,107

Michelle Murcia,	2016	0	0	0	0	0	0	22,200	$22,200
CFO	2015	0	0	0	54,000	0	0	80,500	$156,900

Sudheer Pimputkar,	2016	117,334	0	65,000	0	0	0	0	$182,334
CTO	2015	88,199	0	24,300	$54,720	0	0	27,783	$228,052

(c)	Salaries include those amounts paid and accrued as an expense on the books of the Company.

(d)	Mr. Nelson’s bonus in 2015 related to a tax liability repayment to his for consulting fees the Company paid in 2014. This bonus is accrued as an expense on the Company’s books as of December 31, 2016. Mr. Nelson waived and released the Company of this bonus payment in March 2017, in connection with also waiving $87,244 in accrued but unpaid salary and converting $100,000 in accrued but unpaid salary into 666,667 shares of common stock.

(e)(f)	Stock and Option Awards are calculated based on the face value of awards as of the date of grant.

(i)	All Other Compensation is comprised of consulting fees.

Outstanding Option and Stock Awards

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Christopher Nelson,	255,000	-	-	$0.21	7/30/24	-	-	-	-
CEO	20,000	40,000	40,000	$0.21	11/17/25	-	-	-	-

Michelle Murcia,	34,000			$0.21	12/4/24	-	-	-	-
CFO	34,000			$0.21	6/29/25	-	-	-	-
	34,000			$0.21	6/29/25	-	-	-	-
	20,000	40,000	40,000	$0.21	11/16/25	-	8,050	0	0
	60,000			$0.21	11/17/25	-	-	-	-

Sudheer Pimputkar,	122,400			$0.21	3/19/25	-	-	-	-
CTO	60,000	-	-	$0.21	11/17/25	-	-	-	-

Director Compensation

The Company provided its outside directors in 2016 an annual grant of 400,000 stock options. One outside director received an additional $12,000 in fees in the 2016. Directors shall also be reimbursed for reasonable travel expenses incurred in connection with meetings of the Board of Directors. The following table contains disclosure concerning the compensation of the Company’s directors for its year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kevin Bolin	0	0	$180,000	0	0	0	$180,000
Scott Whitney	0	0	$89,200	0	0	0	$89,200
Joel Mayersohn	12,000	0	$48,400	0	0	0	$60,400

In February 2016, the Company appointed Kevin Bolin to the Board as its Chairman. As compensation for his services on the Board, Mr. Bolin received options to purchase 400,000 shares of common stock, vesting half immediately and half in six months, terminating in five years and exercisable at the higher of $0.50 or the current market price at the time of grant. In addition, Mr. Bolin received additional performance-based options to purchase another 1.8 million shares of common stock, which vest if certain specific milestones are met by the Company within the timeframe provided in his agreement, including recruitment of additional top tier directors, closing of key acquisitions and strategic partnerships, and securing long-term capital. As of December 2016, all these 1,800,000 performance options vested. As of October 13, 2016, the exercise price of all of Mr. Bolin’s options was reduced to $0.21 per share.

In March 2016, the Company appointed Scott Whitney to the Board. As compensation for his services on the Board, Mr. Whitney received options to purchase 400,000 shares of common stock, vesting half immediately and half in six months, terminating in five years and exercisable at the higher of $0.50 or the current market price at the time of grant. As of October 13, 2016, the exercise price of all of Mr. Whitney’s options was reduced to $0.21 per share.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners. As of May 24, 2017, there were no persons outside of management and Directors known to the Company to be the beneficial owner of more than five percent of any class of the registrant's voting securities (including any “group” as that term is used in section 13(d)(3) of the Exchange Act). The percent of class is based on 46,266,604 shares of common stock issued and outstanding as of May 24, 2017.

Security ownership of management. The following information as of May 24, 2017, is provided for all current management and Directors as to each class of equity securities of the registrant or any of its parents or subsidiaries, including directors' qualifying shares, beneficially owned by all directors and nominees, all stock options and stock appreciation rights that are vested or will vest within the following 60 days. The percent of class is based on 46,266,604 shares of common stock issued and outstanding as of May 24, 2017, and includes in the total outstanding the additional shares of common stock underlying any vested options (or vesting in the following 60 days) for the specific beneficial owner.

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	Kevin Bolin (1)	12,200,000	26.3%
Common	Christopher Nelson (2)	6,822,200	14.7%
Common	Joel Mayersohn (3)	631,842	1.4%
Common	Scott Whitney (4)	800,000	1.7%
Common	Tristan Peitz (5)	200,000	*
Common	All Officers and Directors	20,654,042	44.6%

* Under 1%

(1)	Mr. Bolin’s holdings include 2,200,000 vested stock options and 10,000,000 shares subject to forfeiture (see below).

(2)	Mr. Nelson’s holdings include 285,000 vested stock options and 5,000,000 shares subject to forfeiture (see below).

(3)	Mr. Mayersohn’s holdings include 546,000 stock options either vested or vesting in the following 180 days.

(4)	Mr. Whitney’s holdings are all stock options either vested or vesting in the following 180 days.

(5)	Mr. Peitz’s shares include 200,000 vested stock options, but exclude 200,000 options that vest in September 2017.

None of our officers and directors own any Preferred Stock or other classes of securities other than common stock options. Currently, there are no other shareholders that hold 5% or more of the total outstanding common stock of the company.

Forfeiture of Executive Shares

In December 2016, the Board of Directors approved for Mr. Bolin 10,000,000 shares of common stock, and for Mr. Nelson 5,000,000 shares of common stock, both as compensation and both subject to forfeiture provisions. These shares were not actually issued until February 2017. The forfeiture provisions provide that by July 1, 2017, Mr. Bolin must join the Company as a senior executive on a full-time basis for a period of at least 12 months, during which 12 month or extended period: (1) the company must complete at least $3 million in funding and (2) complete its first strategic acquisition. Mr. Nelson’s forfeiture provision is the same, however, the period of time to remain as an employee is 18 months commencing January 1, 2017. If these individuals do not fulfill their commitments and performance goals, the Board of Directors may in its full discretion, terminate the shares and retire them to treasury. Until such time, however, the shareholders may exercise all rights of voting and otherwise afforded to the common stock of the company.

Changes in control. On November 12, 2015, in connection with the closing of the Merger, the Company issued 24,034,475 shares of our common stock to the shareholders of Q2P. Additionally, the officers and directors of the Company were replaced with the officers and directors of Q2P. This series of transactions constituted a change in control of the registrant.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

In 2016, the Company’s three independent directors loaned to the Company an aggregate of $93,167 pursuant to 8% interest convertible promissory notes, and advanced to the Company an additional $14,400. All of these loans and advances were converted into the Company’s Bridge Offering in March 2017.

Joel Mayersohn, our Director, is also a partner in the law firm of Dickinson Wright PLLC, which provides legal services for the Company, including SEC work.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We had three independent directors serving on our Board of Directors as of the end of 2016 – Messrs. Bolin, Whitney and Mayersohn. In May 2017, we added an additional independent Board member, Mr. Peitz; and Mr. Bolin commenced working as an executive Chairman for the Company with an agreement to become CEO by July 2017, which would override his independence.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Q2Power by our independent registered public accounting firm for professional services rendered for 2016 and 2015:

Fee Category	2016	2015
Audit Fees	$107,139	$50,000 (approximate)
Audit-related Fees	-	$1,000
Tax Fees	-	-
All Other Fees	-	-

Audit fees - Consists of fees for professional services rendered by EisnerAmper LLP for the audit of our annual consolidated financial statements and the review of interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.”

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

PART IV

ITEM 15: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a)	Financial Statements.

Consolidated Balance Sheets of the Company as of December 31, 2016 and 2015

Consolidated Statements of Operations of the Company for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Deficit of the Company for the years ended December 31, 2016 and 2015

Statements of Cash Flows of the Company for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Form 8-K filed December 15, 2015 and Form 8-K filed December 23, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to the Form 8-K filed December 23, 2010)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.01	Securities Purchase Agreement for Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.02	Original Issue Discount Senior Secured Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.03	Common Stock Purchase Warrant issued with Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.04	Security Agreement in connection with the Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.05	Agreement and Plan of Merger (incorporated by reference to the Form 8-K filed August 26, 2015)

10.06	Form of Warrant Agreement issued in connection with Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.07	Amended and Restated License Agreement with Cyclone (incorporated by reference to the Form 8-K filed November 18, 2015)

10.08	Form of Subscription Agreement for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.09	Form of Promissory Note for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.10	2016 Omnibus Equity Incentive Plan

10.11	Employment Agreement with Kevin Bolin

10.12	Employment Agreement with Christopher Nelson

21.1	Subsidiaries of the Company

31.1	302 Certification of Christopher Nelson, CEO

31.2	302 Certification of Peter Dunleavy, Principal Accounting Officer

32	906 Certification

(c)	Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2POWER TECHNOLOGIES INC.

Date:	5/25/17	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	5/25/17	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	5/25/17	By:	/s/ Kevin Bolin
Kevin Bolin
Chairman of the Board of Directors

Date:	5/25/17	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	5/25/17	By:	/s/ Joel Mayersohn
Joel Mayersohn
Director

Date:	5/25/17	By:	/s/ Scott Whitney
Scott Whitney
Director

