Form 10-Q
period 2017-03-31
Q2Power Technologies, Inc.
filed 2017-06-23
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: March 31, 2017

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

(1) Yes [X] No [  ]        (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 21, 2017: Common – 48,422,626

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains certain forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” in previous filings and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

●	We fail to raise capital;
●	We fail to implement our business plan;
●	We fail to complete acquisitions or fail to integrate acquired companies successfully;
●	We fail to compete at producing cost effective products;
●	Market demand does not materialize for compost and manufactured soils;
●	The availability of additional capital at reasonable terms to support our business plan;
●	Economic, competitive, demographic, business and other conditions in our markets;
●	Changes or developments in laws, regulations or taxes;
●	Actions taken or not taken by third-parties, including our suppliers and competitors;
●	The failure to acquire or the loss of any license or patent;
●	Changes in our business strategy or development plans;
●	The availability and adequacy of our cash flow to meet our requirements; and
●	Other factors discussed under the section entitled “RISK FACTORS” in previous filings or elsewhere herein.

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

3

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their Internet site www.sec.gov.

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,001,873	$3,330
Restricted Cash	50,000	-
Prepaid expenses	4,981	8,753
TOTAL CURRENT ASSETS	1,056,854	12,083

PROPERTY AND EQUIPMENT, NET	6,249	6,732

OTHER ASSETS
Licensing rights in Cyclone, net	58,333	69,271
Total other assets	58,333	69,271

TOTAL ASSETS	$1,121,436	$88,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$844,980	$798,444
Debentures	165,000	165,000
Derivative liabilities	146,565	213,042
Notes payable	172,000	183,000
Notes payable - related party	-	107,567
Capitalized lease obligations	-	1,586
Deferred revenue and license deposits	10,064	310,064
TOTAL CURRENT LIABILITIES	1,338,609	1,778,703

Convertible bridge notes, at fair value	1,218,152	-

TOTAL LIABILITIES	2,556,761	1,778,703

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $649,020)	557,464	513,729

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 44,651,431 and 29,651,431 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4,465	2,965
Additional paid-in capital	4,683,612	4,659,578
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(6,677,079)	(6,863,102)
TOTAL STOCKHOLDERS' DEFICIT	(1,992,789)	(2,204,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,121,436	$88,086

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2017	2016

REVENUES	$-	$40,000
COST OF REVENUES	-	7,172
Gross profit	-	32,828

EXPENSES
Payroll	44,778	215,987
Professional fees	51,737	170,239
Research and development	-	186,938
General and administrative	43,968	72,798
Total Expenses	140,483	645,962

LOSS FROM OPERATIONS	(140,483)	(613,134)

OTHER INCOME (EXPENSE)
Financing costs, including interest	(46,233)	(40,820)
Gain on extinguishment of liabilities	306,262	-
Net change in fair value of derivative liabilities	66,477	(552,834)
Total Other Income (Expense)	326,506	(593,654)

INCOME (LOSS) BEFORE INCOME TAXES	186,023	(1,206,788)

INCOME TAXES	-	-

NET INCOME (LOSS)	186,023	(1,206,788)

PREFERRED STOCK
Series A convertible contractual dividends	(9,074)	(8,795)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$176,949	$(1,215,583)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC AND DILUTED	$0.01	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	35,044,689	27,161,008

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$186,023	$(1,206,788)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation and amortization	11,421	24,204
Restricted shares issued for outside services	-	21,667
Restricted shares issued for employee services	-	117,000
Amortization of stock option and restricted stock unit grants	34,608	45,221
Amortization of prepaid expenses via common stock	-	53,024
Net change in fair value of derivative liabilities	(66,477)	552,834
Amortization of debt issuance costs	-	3,605
Amortization of preferred stock discount	34,661	33,600
Gain on extinguishment of liabilities	(306,262)	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	3,772	16,989
Increase in accounts payable and accrued expenses	83,297	61,495
Increase in deferred revenue and license deposits	-	50,000
Net cash used in operating activities	(18,957)	(227,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(600)	(2,903)
Proceeds from note payable net of issuance costs	-	147,000
Proceeds from notes payable - related party	18,100	10,500
Proceeds from sale of redeemable preferred stock and common stock warrant	-	100,000
Proceeds from debentures in Bridge Offering	1,000,000	-
Net cash provided by financing activities	1,017,500	254,597

NET INCREASE IN CASH	998,543	27,448

CASH - Beginning of period	3,330	1,012

CASH - End of period	$1,001,873	$28,460

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$2,738

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted cash held in escrow by attorney from Bridge Offering	$50,000	$-
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$168,152	$-
Conversion of debentures to 340,476 shares of common stock	$-	$71,500
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$-	$125,975
Accrual of contractual dividends on Series A convertible preferred stock	$9,074	$8,795
Issuance of 100,000 shares of common stock for note payable issuance costs	$-	$26,000
Settlement of accounts payable to 187,919 shares of common stock	$-	$49,859

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Power Technologies, Inc. (hereinafter the “Company”) was incorporated in Delaware on August 26, 2004, and is currently engaged in the business of waste-to-value technology development, product manufacturing and sales. Formerly, the Company’s name was Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”) has operated as a renewable power R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company have from the time of the Merger (described below) until recently been essentially those of the Subsidiary. In 2017, the Company shifted its focus from R&D to the acquisition and operation of facilities that manufacture compost and sustainable soils from waste resources.

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

In May 2016, the Company began exploring other synergistic business lines, such as compost and soil manufacturing from waste water biosolids. Moving forward, the Company intends to phase out its R&D activities, including the possibly of selling its waste-to-power technology, and focus entirely on the business of compost and engineered soils manufacturing and sales.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The unaudited condensed consolidated financial statements include all accounts of the Company. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The December 31, 2016 condensed consolidated balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Annual Report on Form 10-K filed on May 25, 2017.

The Company has incurred net income of $186,023 for the three months ended March 31, 2017, which included a gain on extinguishment of liabilities of $306,262 and a net gain from the change in fair value of derivative liabilities of $66,477, all non-cash items. The accumulated deficit since inception is $6,677,079, which is comprised of operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses. The Company has a working capital deficit at March 31, 2017 of $281,755. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate sufficient revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from product sales and royalties, acquisition of cash-flowing businesses, and continuing to raise funds through debt or equity offerings. On March 31, 2017, the Company completed the first $1,050,000 tranche of a $1,500,000 convertible bridge note offering (the “Bridge Offering”); and as of June 1, 2017, the Company closed an additional $400,000 of follow-on investments in the Bridge Offering. The proceeds from this offering are expected to provide working capital for the Company through at least the end of 2017. See Note 12.

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

At March 31, 2017, restricted cash consists of funds in escrow by an attorney in connection with the sale of debentures to investors. These funds were released to the Company in April 2017 (see Note 7).

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

Revenue for services from the Company’s compost and soil business is recognized at the date of delivery of deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Research and Development

Research and development activities for product development are expensed as incurred and are primarily comprised of salaries. Costs for the three months ended March 31, 2017 and 2016 were $0 and $186,938, respectively.

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

Property and Equipment

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes.

Basic and Diluted Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. There were no potentially dilutive shares as of March 31, 2017 and 2016.

At March 31, 2017, there were the following potentially dilutive securities that were excluded from diluted net income per share because their effect would be anti-dilutive: 6,115,480 shares from common stock options, 1,568,845 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from the Bridge Round, as the valuation and corresponding share price will not be determined until the closing of the next financing by the Company in an amount of at least $5,000,000 or December 31, 2017, whichever is sooner), 1,090,252 shares from the conversion of notes payable, and 4,000,000 shares from the conversion of redeemable convertible preferred stock. At March 31, 2016, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 5,015,480 shares from common stock options, 1,568,845 shares from common stock warrants, 1,734,524 shares from the conversion of debentures and 2,857,142 shares from the conversion of redeemable convertible preferred stock.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers”, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the future impact of the ASU on its consolidated financial statements; however, in light of the material changes in the Company’s business model which have occurred, the Company expects to do further review in the second or third quarter of 2017.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, requiring management to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of the ASU on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842) (the Update)”, requiring management to recognize any right-to-use-asset and lease liability on the statement of financial position for those leases previously classified as operating leases. The criteria used to determine such classification is essentially the same as under the previous guidance, but it is more subjective. The lessee would classify the lease as a finance lease if certain criteria at lease commencement are met. This ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of the ASU on its financial position, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating ASU 2016-18, but does not expect this guidance to have a material impact on its financial position, results of operations and cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017; and the Company is currently evaluating the impact that it will have on its financial position, results of operations and cash flows.

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

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2017	December 31, 2016
Furniture and Computers	$1,328	$1,328
Shop Equipment	9,540	9,540
Total	10,868	10,868
Accumulated depreciation and amortization	(4,619)	(4,136)
Net software, property and equipment	$6,249	$6,732

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $483 and $13,266, respectively.

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of March 31, 2017 and December 31, 2016 for the Cyclone licensing rights were $58,333 and $69,271, respectively; and the net balances as of March 31, 2017 and December 31, 2016 for the Phoenix deferred revenue were $0 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets. The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the three months ended March 31, 2017 and 2016 was $10,938 and $10,938 respectively.

On January 9, 2017, the Company transferred and assigned to Phoenix its Technology Sales Agreement with MagneGas Corporation (the “MagneGas Agreement”) to deliver a waste-to-power system to this customer. Under the MagneGas Agreement, the Company had been paid $90,000 as of the date of transfer, and $68,000 was still due from the customer based on milestones set forth in the MagneGas Agreement. Phoenix assumed the MagneGas Agreement with all rights to receive the future payments thereunder, and responsibility to perform the services and provide the products to the customer. The Company has no further responsibility under the MagneGas Agreement. In consideration for this transfer, Phoenix agreed that the Company had completed and satisfied all financial obligations associated with all past agreements between Phoenix and the Company, specifically: (1) $150,000 previously paid by Phoenix for durability testing of the Q2P engine, and (2) delivery by the Company of the first ten (10) Q2P engines at the rate of $10,000 per delivered Engine for $100,000 in total. This deferred revenue in the total amount of $250,000 was recorded as gain from the extinguishment of liabilities in the condensed consolidated statement of operations for the three months ended March 31, 2017.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the March 31, 2017 and December 31, 2016 condensed consolidated balance sheets.

NOTE 6 – RELATED PARTY TRANSACTIONS

Through June 2016, the Company sublet approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio. The sublease provided for the Company to pay rent monthly in the amount of $2,500, which covered space and some utilities. Occupancy costs for the three months ended March 31, 2017 and 2016 were $0 and $7,500, respectively. The sublease was terminated as of June 27, 2016.

The Company also purchased much of its machined parts through Precision CNC up until June 2016. Precision CNC owns a non-controlling interest in the Company. For the three months ended March 31, 2017 and 2016, the amounts invoiced from Precision CNC totaled $0 and $34,427, respectively, and consisted of rent and research and development expenses for machined parts.

On June 27, 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500. The Company recorded a loss on this transaction in the amount of $31,696. There were no accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 to Precision CNC.

The Company also maintains an executive office in Florida, which is leased by GreenBlock Capital LLC, an investment firm that the Company’s CEO serves as a Managing Director, but holds no equity or voting rights. The Company has no formal agreement for this space and pays no rent.

In March 2017, all outstanding Director accounts payables, accrued expenses and notes payable – related parties with an aggregate amount of $156,368 were converted into the Company’s Bridge Offering (see Note 7).

NOTE 7 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the Warrants that were issued with the Debentures’ exercise price, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of March 31, 2017 and December 31, 2016, the aggregate outstanding principal amount of the two Debentures was $165,000.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bears 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders. The issuance costs were fully expensed in 2016. As of March 31, 2017, the loan balance was $150,000, and accrued interest related to the loan was $19,167. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016.

On March 22, 2017, the Company and the term loan holder entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion of the principal amount and accrued interest at the discretion of the holder to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included a $15,000 late penalty and $15,000 of accrued but unpaid interest. This payment was made in April 2017 and the loan is now current. The Company determined that the new conversion feature has no intrinsic value and that the amended terms did not result in a significantly different instrument, and, accordingly, accounted for the addendum as a modification of debt.

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a Convertible Promissory Note “Bridge” offering (the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. The total size of the Bridge Offering is $1,500,000, with an additional $500,000 over-allotment option at the Company’s discretion. As of March 31, 2017, $1,000,000 of these funds was released to the Company. The balance of $50,000 remained in escrow with an attorney as of March 31, 2017, with a $15,000 fee paid from escrow in April 2017 to the Company’s law firm and escrow agent for the closing. As of June 13, 2017, the balance of $35,000 plus an additional $400,000 in new investments in the Bridge Offering remained in escrow and can be released at any time at the instructions of the Company.

The Convertible Promissory Notes (the “Notes”) from the Bridge Offering convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of March 31, 2017 was $1,218,152 (see Note 8) and the principal amount due was $1,218,152.

The Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the earliest of the Equity Offering closing or December 31, 2017, at the discretion of each holder. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Offering.

Funds from the Bridge Offering will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and up to 12 months of operating capital. A limited portion of the funds were also used to eliminate liabilities on the Company’s balance sheet. The Bridge Offering was led by two accredited investors, and joined by 22 additional accredited investors which included $50,000 of new cash investment by the Company’s Directors (plus an additional $25,000 in May 2017), as well as conversion of $156,368 of old payables, notes and advances made by them in 2016 and 2017. Management conducted the Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Offering and debt settlements were issued pursuant to an exemption from registration under Section4(a)(2) under the Securities Act of 1933.

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

The following table sets forth the Company’s condensed consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at March 31, 2017 and December 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	March 31, 2017	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$42,925	$-	$-	$42,925
Anti-dilution provision in common stock warrants included with preferred stock	69,957	-	-	69,957
Debenture embedded conversion feature	8,213	-	-	8,213
Anti-dilution provision in common stock warrants included with debentures	25,470	-	-	25,470
Bridge Notes	1,218,152	-	-	1,218,152
Total	$1,364,717	$-	$-	$1,364,717

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$123,266	$-	$-	$123,266
Anti-dilution provision in common stock warrants included with preferred stock	52,904	-	-	52,904
Debenture embedded conversion feature	25,884	-	-	25,884
Anti-dilution provision in common stock warrants included with debentures	10,988	-	-	10,988
Total	$213,042	$-	$-	$213,042

There were no transfers between levels during the three months ended March 31, 2017.

As part of the Merger, the Company assumed Debentures that are convertible into shares of common stock, which Anpath issued in July 2014 (see Note 7). The Debentures’ conversion price will be adjusted depending on various circumstances. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as derivative liabilities under ASC 815. Additionally, the Company issued in connection with the Debentures 415,000 warrants to purchase the Company’s common stock. The conversion price will be adjusted depending on various circumstances, and as there is no explicit limit to the number of shares to be issued upon settlement they are classified as derivative liabilities under ASC 815.

The terms of the Company’s convertible redeemable preferred stock (the “Preferred Stock”) (see Note 9) include an anti-dilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $0.26 per share, subject to certain defined excluded issuances. In 2015 per modification agreement with the holders, the conversion price was reset to $0.21, and then in March 2017, the conversion price was reset again to $0.15. Accordingly, we bi-furcated the embedded conversion feature, which is shown as a derivative liability recorded at fair value on the condensed consolidated balance sheets.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Preferred Stock (see Note 9) also includes an anti-dilution provision that requires a reduction in the warrant’s exercise price, currently $0.50, should the conversion ratio of the Preferred Stock be adjusted due to anti-dilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the condensed consolidated balance sheets.

On March 31, 2017, the Company issued $1,218,152 of Convertible Promissory Notes. The Convertible Promissory Notes (the “Notes”) convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted. The fair value of the Bridge Notes was determined using various Monte Carlo simulations.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the condensed consolidated statement of operations during the period:

	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Bridge Debentures	Total
Fair value, December 31, 2016	$123,266	$52,904	$25,884	$10,988	$-	$213,042
Net unrealized (gain)/loss on derivatives	(80,341)	17,053	(17,671)	14,482	-	(66,477)
Issuances of debt	-	-	-	-	1,218,152	1,218,152
Fair value, March 31, 2017	$42,925	$69,957	$8,213	$25,470	$1,218,152	$1,364,717

The Company’s derivative liabilities are valued by using Black Scholes methods which approximate Monte Carlo Simulation methods. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These derivative liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s derivative liabilities at March 31, 2017: dividend yield of -0-%, volatility of 93.68 – 107.80%, risk free rates of 0.76 - 1.50% and an expected term of 0.3 years to 3.8 years.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the three months ended March 31, 2017, the Company issued 15,000,000 shares of restricted common stock subject to forfeiture to its Chairman and CEO. The expense of these shares is not recorded until the terms of forfeiture have been satisfied by the respective employees. Those terms of the stock issuances and forfeitures are materially as follows:

To fully earn 10,000,000 shares, by July 2017, the Company’s Chairman must join the Company as a senior executive on a full-time basis for a period of at least 12 months, during which 12 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. To fully earn 5,000,000 shares, the Company’s CEO must continue to serve the Company as a senior executive on a full-time basis for a period of at least 18 months from December 2016, during which 18 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. If these conditions are not met, the executives may forfeit all of their shares at the discretion of the Board.

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $0.15 per share of the Company’s common stock (the “Conversion Price”), as per the terms of the March 2017 Modification and Extension Agreement. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price. On the second anniversary of the Original Issue Dates (the “Two Year Redemption Date”), which occur in December 2017 and January 2018, the Company is obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. The proceeds have been allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount is amortized to interest expense over the term of the redemption period (2 years), which will result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of March 31, 2017 and December 31, 2016 was $91,556 and $126,217, respectively. Interest expense related to the preferred stock discount for the three months ended March 31, 2017 and 2016 was $34,661 and $33,600, respectively.

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

Warrants

The following is a summary of all outstanding common stock warrants as of March 31, 2017:

	Number of Warrants	Exercise price per share	Average remaining term in years	Aggregate fair value
Warrants issued in connection with issuance of Debentures	415,000	$0.50	2.25	$23,686
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	3.60	$60,878

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

For the three months ended March 31, 2017, the charge to the condensed consolidated statement of operations for the amortization of stock option grants awarded under the Option Plans and 2016 Plan was $34,608. The remaining unamortized stock option expense for all outstanding stock options at March 31, 2017 was $107,982.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2016 through March 31, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2016	6,115,480	$0.21	6.1
Options issued	—
Options exercised	—
Options cancelled	—
Balance, March 31, 2017	6,115,480	$0.21	5.9

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, March 31, 2017	4,992,147	$0.21	5.9

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2017, the Company entered into new Employment Agreements with its Chairman and CEO. In the case of the CEO, this superseded his previous employment agreement. The Chairman receives a $12,500 per month fee starting April 1 and continuing until he assumes the role of CEO on a full-time basis, at which time, his base salary will be increased to $350,000 per year. The Company’s current CEO receives a $10,000 per month fee starting on April 1, and at such time that the Chairman assumes the role of CEO, he will move into the position of President and General Counsel at a base salary of $220,000 per year. Both agreements have provisions for a 12-month severance in the instance either executive is terminated without cause or after a change in control.

NOTE 12 - SUBSEQUENT EVENTS

In April 2017, the Company settled $370,816 in deferred payroll and fees owed to its former employees and CEO, which included the issuance of 1,530,128 total shares of common stock, payment of $54,053 in cash, and forfeiture by the Company’s CEO of $87,243. The Company’s CEO also forfeited a $25,553 deferred bonus payment from 2014. These forfeited amounts will be recorded to additional paid in capital as previously contributed services, and may result in a gain in the period ended June 30, 2017. Another former employee settled a $16,791 deferred bonus payment plus $2,113 in un-reimbursed expenses for $4,500 in cash and forfeited the balance of $14,404. Finally, a consultant of the Company settled $15,600 in unpaid fees for $7,800 in cash and 52,000 shares of common stock. All these settlements were effective upon the issuance of common stock and cash payment completed after the closing of the Bridge Offering in April 2017. The settlements are expected to result in a decrease in accounts payable and accrued expenses from the balance at March 31, 2017.

In May 2017, two notes held by third parties in the total principal amount of $22,000 plus an additional $1,756 in interest were converted into the Bridge Offering.

In May 2017, the Company settled past due invoices to a former contractor in the total amount of $36,903 for $13,500 in cash and 156,022 shares of common stock.

As of June 1, 2017, the Company closed an addition $400,000 in new investments in its Bridge Offering, not inclusive of notes converted into the offering, discussed above.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.

The Company’s operating subsidiary, Q2P, was originally formed in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it was through most of 2016: to complete research and development on its waste-to-power technology with the goal of pursuing business opportunities in the renewable power sector. The Company re-domiciled to Delaware as a corporation in April 2014, formally split from its former parent in July 2014, and changed its name to “Q2Power Corp.” in February 2015. It is licensed to do business in Florida, where it maintains an office.

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

Since May 2016, the Company began to pursue opportunities in business of manufacturing of compost and soils from biosolids and other waste streams. In the second quarter of 2017, the Company received its first paid services contract to provide a feasibility study for the manufacturing of soils from a large-scale development project; and also signed a letter of intent providing for an exclusivity period to acquire a compost manufacturing company in the southeastern United States. Moving forward, the Company intends to phase out its R&D activities, including the possibility of selling its waste-to-power technology, and focus entirely on the business of compost and engineered soils manufacturing and sales.

In March 2017, the Company completed the initial $1,050,000 tranche of a $1,500,000 Convertible Promissory Note “Bridge” offering (the “Bridge Offering”); and as of June 1, 2017, had closed an additional $400,000 in follow-on investments in this offering. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through at least the end of 2017, including advancing its strategy to acquire cash-flowing composting businesses.

A. Plan of Operation

In the second half of 2016, the Company announced that it had taken several important steps to expand its business model into the commercial composting and sustainable soils sector. This included starting an alliance with a leading company in this space based in Georgia, and adding a key advisor with over 40 years of experience in this industry to our team. Two of the Company’s independent Directors also have significant experience and contacts in waste water, biosolids, waste management and other areas that are synergistic and overlapping with composting.

In August 2016, the Company, ERTH Products LLC and Exceptional Products Inc. (the “ERTH Companies”), entered into a letter of intent (the “LOI”) contemplating the acquisition of the ERTH Companies by the Company. The ERTH Companies, based in Georgia, manufacture agricultural compost and engineered soils for the construction industry from waste water biosolids. Under the LOI, the ERTH Companies agreed to a 90-day exclusivity period to negotiate the terms of this acquisition. The Company also added Wayne King Sr., the founder of the ERTH Companies, to the Company’s Board of Advisors. The exclusivity period of this LOI terminated in November 2016; however, by means of an April 2017 addendum to that LOI, the Company and ERTH extended the exclusivity period until September 30, 2017.

Over the following three fiscal quarters of 2017, the Company expects to advance its plans to consolidate companies in the compost and soil manufacturing business by completing these or other acquisitions. Management believes these plans have a greater likelihood of success since the initial closing of $1,050,000 on March 31, 2017, in its $1,500,000 Bridge Offering, and subsequent closings in April and May 2017 of an additional $400,000 in this offering.

The Company’s strategy in composting and sustainable soils is supported by a Research & Markets report published May 2016 stating that the global market for these products — specifically engineered soils, of which composting is a major component — is projected to reach $7.8 billion by 2021, at a CAGR of 6.7% from 2016 to 2021. The growth of this market is being driven by soil productivity, water conservation and pollution concerns in the United States and worldwide. According to these and other reports, 99 million acres (28% of all cropland) in the U.S. are eroding above soil tolerance rates, meaning the long-term productivity of the soil cannot be maintained and new soil is not adequately replacing the lost soil. This erosion reduces the ability of the soil to support plant growth and hold water, adding significant pressure on this critical depleting resource. Further, soils produced with compost are being used with more frequency in construction, infrastructure and land reclamation projects to reduce costs, accelerate permitting, and create more sustainable landscapes. Management sees an opportunity in the composting and engineered soils markets to build a strong, cash flowing company, while benefitting the environment.

In connection with these new plans, the Company has also reduced its R&D overhead in 2016, including scaling back all of its engineering and technical personnel in order to dedicate more resources to pursuing partnerships and acquisitions in the compost industry. Management anticipates that this plan may help get the Company to consistent revenue and profitability quicker, and increase shareholder value over the short and long term.

Management continues to believe that the Company’s engine and power system technology is viable as a commercial product, targeted to many of the same customers that the Company plans to work with in the composting business. These include waste water treatment plants that produce methane, and can benefit from the conversion of that otherwise flared fuel to electricity and process heat. The IP that the Company has licensed and developed over the last two years is a valuable asset which we may sell to the right buyer at the right time. In March 2017, the Company began discussions to sell its technology to one such party, but no agreement has been reached as of the date of filing this Report.

In January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group (“Phoenix”), a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer utilizing the Company’s technology, and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system. This release from performance was recorded as a component of gain from extinguishment of liabilities in the three months ended March 31, 2017.

From March 31 through December 31, 2017, management expects to spend approximately $1.0 million on operations, not including funds required to close the previously discussed or future acquisitions, which may require as much as $20 million in capital to complete if all potential targets are included. Our average monthly burn-rate through the end of the year, not including acquisition closings, is approximately $75,000 per month. Additional amounts will be spent on signing LOI’s containing exclusivity periods with potential acquisition targets.

In March 2017, the Company completed the initial $1,050,000 tranche of its Bridge Offering, and since that time, has raised an additional $400,000 in follow-on investments. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through at least the end of 2017, which includes advancing its strategy to acquire cash-flowing composting businesses, but not closing such acquisitions forecasted in Q4 2017. Consummation of these acquisitions would require up to $20 million in additional capital, which management is in the process of securing.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations for the three months ended March 31, 2017 vs. 2016

During the quarter ended March 31, 2017, the Company recorded no revenue. The Company recorded $40,000 in revenue in the quarter ended March 31, 2016.

The Company recorded loss from operations of $140,483 in the quarter ended March 31, 2017, a decrease of $472,651 (77%) from our loss from operations of $613,134 in the same period in 2016. Additionally, the Company realized additional interest expenses in the 2017 period, which were offset by a gain on extinguishment of liabilities of $306,262, and a net gain on the change in fair value of derivative liabilities of $66,477, that resulted in net income of $186,023 for the three months ended March 31, 2017, an increase of $1,392,811 (115%) from our net loss of $1,206,788 for the same period in 2016. Some of the principal factors behind these results included, lower payroll, professional fees and no R&D expenses as well as the settlement of liabilities and modification of debentures and notes payable in 2017.

As noted above, included in the expenses for the quarter ended March 31, 2017 and 2016 were the following material items: Payroll decreased to $44,778 in 2017 from $215,987 in the prior year (79%), which was principally due to the reduction of staff and management in 2017. Professional fees decreased to $51,737 in 2017, from $170,239 in the prior year period (70%) due primarily to the Company’s scaled back operations in the 2017 period, and research and development decreased to $0 in 2017 from $186,938 in the previous year period (100%) due to the termination of R&D activities at the end of 2016.

Balance Sheet

Material changes in the Company’s balance sheet at March 31, 2017 over December 31, 2016 included: closing of $1,050,000 in the Company’s Bridge Offering in March 2017 (not inclusive of an additional conversion of $168,152 in previously recorded notes, advances and payables from three board members and one investor for a total issuance of Bridge Offering debentures of $1,218,152); an increase of $83,297 in accounts payable and accrued expenses offset by settlements of conversions of accounts payable and accrued expenses of $36,761; and a decrease of $300,000 in deferred revenue from the transfer of the MagneGas Agreement and release from the Phoenix agreement. Total liabilities as of March 31, 2017 were $2,556,761, as compared to $1,778,703 as of December 31, 2016.

Primarily as a result of the $186,023 net income for the three months ended March 31, 2017, accumulated deficit was $6,677,079 at March 31, 2017, resulting in total stockholders’ deficit at the period end of $1,992,789.

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

Since the change in business direction to focus on strategic partnerships and acquisitions in the compost and soil manufacturing space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $75,000 per month by laying-off engineering employees and terminating our R&D budget, which is off-set in part by added expenses in connection with our acquisition plans. As of the date of this Report, our CEO and Chairman are receiving fees as consultant, even though they spend virtually all of their time on Company operations. We also have two additional financial consultants. Other expenses include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced approximately $115,000 in payables settlements of stock and assets over the past year.

The net income for the three months ended March 31, 2017 of $186,023 was off-set by non-cash operating expenses of: $34,608 in stock option grants and related amortization expense, $66,477 in derivative liability gains from the net change in fair value of derivative liabilities, $11,421 of depreciation and amortization, and a $46,536 net increase in accounts payable and accrued expenses. As a result, net cash used in operating activities amounted to $18,957 in the first three months of 2017.

With respect to our technology, in January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group, a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer, and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system. In March 2017, the Company began discussions to sell its technology to a third party, but no agreement has been reached as of the date of filing this Report, and management may choose not to sell the Company’s IP if other opportunities arise.

Financial Condition, Liquidity and Capital Resources

The Company’s funds as of the date of this filing are sufficient to support operations through at least the end of 2017 and possibly into the first quarter of 2018. However, the Company will need to raise additional capital to close its initial acquisitions and support operations through 2018; therefore, management believes there is currently a substantial doubt about the Company’s ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements.

Since July 2014, Q2P has raised in excess of $6 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, the Company has been able to complete the prototype stage of its original technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Specifically with the closing of our Bridge Offering, described below, we have also been able to pivot our business model to the compost and soil manufacturing business, and secure letters of intent to acquire operating compost companies.

Bridge Financing. On March 31, 2017, the Company closed the initial $1,050,000 in its Bridge Offering. The total size of the Bridge Offering is $1,500,000, with an additional $500,000 over-allotment option at the Company’s discretion, and may be held open for an additional 60 days after the initial closing. As of June 1, 2017, the Company had closed an additional $400,000 in this offering from follow-on investors.

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

The Offering was led by two accredited investors, and joined by 22 additional accredited investors which included the Company’s Directors. Management conducted the Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Offering and debt settlements were issued pursuant to an exemption from registration under Section4(a)(2) under the Securities Act of 1933.

Company’s Prior Financings. During the year ended December 31, 2014, Q2P raised $353,501 in its initial Seed Round Funding, excluding transaction costs of $51,000, in a convertible debt security, which automatically converted to common stock at a post-Merger equivalent of approximately $0.35 per share on September 30, 2014.

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

On January 11, 2016, the Company issued 100 shares of Preferred Stock to an accredited investor (the “Preferred Stock”) for $100,000. The Preferred Stock is currently convertible at $0.15 per share of the Company’s common stock (the “Conversion Price”). In total, we have 600 shares of Preferred Stock outstanding to two investors. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bears 20% interest with interest payments due monthly. The holders received loan issuance costs of a 100,000 share equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016. On March 22, 2017, the Company and the lenders entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion at the discretion of the holders to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest. These fees and interest payments were paid in April 2017, and the loan is now current.

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms. The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount. The total principal amount of all three Notes was $66,000. The Notes mature in six months, and can be converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time. In June 2016, three other shareholders of the Company provided an additional $30,000 to the Company on the same loan terms. All but two of these notes in the principal amount of $22,000 were converted into the Company’s recent Bridge Offering.

In July and August 2016, the Company received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $.21 per share for an aggregate of $157,500, less $610 in financing costs.

In September 2016, the Company’s three independent Board members advanced the Company $3,000 for payment of insurance premiums. In the fourth quarter of 2016 and first quarter of 2017, the three Board members advanced an additional $29,500 to cover expenses. All of these advances were converted into the Company’s recent Bridge Offering.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of March 31, 2017 and December 31, 2016 for the Cyclone licensing rights were $58,333 and $69,271, respectively. The licensing rights are amortized over its estimated useful life of 4 years. Accumulated amortization for the periods ended March 31, 2017 and December 31, 2016 was $116,667 and $105,729, respectively. The net balances as of March 31, 2017 and December 31, 2016 for the Phoenix deferred revenue were $0 and $250,000, respectively, due to the release of this contract liability item with the transfer of the Magnegas contract to Phoenix in January 2017.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the March 31, 2017 and December 31, 2016 condensed consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of March 31, 2017, the Company had an accumulated deficit of $6,677,079. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2017.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of March 31, 2017, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

●	Management has a lack of knowledge and experience with accounting for derivative liabilities, common stock options and redeemable preferred stock.

●	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.

●	Management has not yet formed an audit committee.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the sales of unregistered securities by the Company in the first fiscal quarter of 2017 and up to the date of filing that have not been previously reported.

To whom	Date	Number of shares	Consideration
Service Provider (settlement)	4/3/2017	156,022	$23,353
Service Provider	5/1/2017	2,000,000	$300,000

The Company has issued restricted securities to persons who were “accredited investors” as that term is defined in Rule 501 of Regulation D of the SEC, or to “sophisticated investors” or key employees; and each such person had prior access to all material information about us prior to the offer and sale of these securities, and had the right to consult legal and accounting professionals. The Company believes that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.

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

ITEM 6: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of March 31, 2017 (unaudited) and December 31, 2016

Condensed Consolidated Statements of Operations of the Company for the three months ended March 31, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the three months ended March 31, 2017 and 2016 (unaudited)

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

Q2POWER TECHNOLOGIES INC.

Date:	6/23/17	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
Chief Executive Officer and Director

Date:	6/23/17	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer

