Form 10-Q
period 2017-06-30
Q2Power Technologies, Inc.
filed 2017-08-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: June 30, 2017

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

August 11, 2017: Common – 48,422,386

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains certain forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” in previous filings and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

●	We fail to raise capital;
●	We fail to implement our business plan;
●	We fail to complete acquisitions or fail to integrate acquired companies successfully;
●	We fail to compete at producing cost effective products;
●	Market demand does not materialize for compost and manufactured soils;
●	The availability of additional capital at reasonable terms to support our business plan;
●	Economic, competitive, demographic, business and other conditions in our markets;
●	Changes or developments in laws, regulations or taxes;
●	Actions taken or not taken by third-parties, including our suppliers and competitors;
●	The failure to acquire or the loss of any license or patent;
●	The failure to obtain or loss of a permit or operating license;
●	Changes in our business strategy or development plans;
●	The availability and adequacy of our cash flow to meet our requirements; and
●	Other factors discussed under the section entitled “RISK FACTORS” in previous filings or elsewhere herein.

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$893,460	$3,330
Accounts receivable	19,550	-
Prepaid expenses and other current assets	84,645	8,753
TOTAL CURRENT ASSETS	997,655	12,083

PROPERTY AND EQUIPMENT, NET	5,755	6,732

OTHER ASSETS
Licensing rights in Cyclone, net	47,396	69,271
Total other assets	47,396	69,271

TOTAL ASSETS	$1,050,806	$88,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$256,304	$798,444
Debentures	165,000	165,000
Derivative liabilities	-	213,042
Notes payable	150,000	183,000
Notes payable - related party	-	107,567
Capitalized lease obligations	-	1,586
Deferred revenue and license deposits	10,064	310,064
TOTAL CURRENT LIABILITIES	581,368	1,778,703

Convertible bridge notes, at fair value	2,300,000	-

TOTAL LIABILITIES	2,881,368	1,778,703

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $657,798)	600,904	513,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 48,422,386 and 29,684,191 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4,842	2,968
Additional paid-in capital	5,970,352	4,659,575
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(8,402,873)	(6,863,102)
TOTAL STOCKHOLDERS' DEFICIT	(2,431,466)	(2,204,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,050,806	$88,086

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$37,980	$-	$37,980	$40,000
COST OF REVENUES	28,082	-	28,082	7,172
Gross profit	9,898	-	9,898	32,828

EXPENSES
Payroll	69,985	226,181	114,763	442,167
Professional fees	493,681	294,820	535,418	516,054
Research and development	-	122,300	-	309,429
General and administrative	53,161	71,781	107,129	93,393
Total Expenses	616,827	715,082	757,310	1,361,043

LOSS FROM OPERATIONS	(606,929)	(715,082)	(747,412)	(1,328,215)

OTHER INCOME (EXPENSE)
Financing costs, including interest	(90,327)	(71,433)	(136,560)	(112,253)
Gain (loss) on extinguishment of liabilities	51,883	(31,696)	358,145	(31,696)
Change in fair value of convertible bridge notes	(625,277)	-	(625,277)	-
Change in fair value of derivative liabilities	-	1,229,377	-	676,543
Total Other Income (Expense)	(663,721)	1,126,248	(403,692)	532,594

INCOME (LOSS) BEFORE INCOME TAXES	(1,270,650)	411,166	(1,151,104)	(795,621)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(1,270,650)	411,166	(1,151,104)	(795,621)

PREFERRED STOCK
Series A convertible contractual dividends	(8,778)	(8,975)	(17,852)	(17,770)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,279,428)	$402,191	$(1,168,956)	$(813,391)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC AND DILUTED	$(0.03)	$0.01	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	47,670,617	27,810,399	41,427,404	27,486,902

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,151,104)	$(795,621)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	22,852	48,408
Restricted shares issued for outside services	209,600	47,667
Restricted shares issued for employee services	-	117,000
Amortization of stock option and restricted stock unit grants	145,718	305,408
Amortization of prepaid expenses via common stock	-	124,487
Change in fair value of derivative liabilities	-	(676,543)
Change in fair value of convertible bridge notes	625,277	-
Amortization of debt issuance costs	1,250	31,302
Amortization of preferred stock discount	69,323	68,261
(Gain) loss on extinguishment of liabilities	(358,145)	31,696
Changes in operating assets and liabilities
Increase in accounts receivable	(19,550)	-
(Increase) decrease in prepaid expenses and other current assets	(892)	15,420
Increase (decrease) in accounts payable and accrued expenses	(31,699)	283,320
Increase in deferred revenue and license deposits	-	50,000
Net cash used in operating activities	(487,370)	(349,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment	-	(4,013)
Deposit paid to ETS	(75,000)	-
Net cash used in financing activities	(75,000)	(4,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(600)	(3,871)
Proceeds from note payable net of issuance costs	-	173,709
Proceeds from notes payable - related party	18,100	85,700
Proceeds from sale of redeemable preferred stock and common stock warrant	-	100,000
Proceeds from convertible bridge notes, net of issuance costs	1,435,000	-
Net cash provided by financing activities	1,452,500	355,538

NET INCREASE IN CASH	890,130	2,330

CASH - Beginning of period	3,330	1,012

CASH - End of period	$893,460	$3,342

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$37,500	$13,123

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of deferred salary by officer	$112,797	$-
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$191,908	$-
Settlement of accounts payable and accrued expenses to 1,738,195 shares of common stock	$260,679	$-
Conversion of debentures to 490,476 shares of common stock	$-	$103,000
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$-	$125,975
Accrual of contractual dividends on Series A convertible preferred stock	$17,852	$17,770
Reclassification of derivative liabilities to equity upon adoption of ASU 2017-11	$213,042	$-
Issuance of 100,000 shares of common stock for note payable issuance costs	$-	$26,000
Settlement of accounts payable to 187,919 shares of common stock	$-	$49,859
Settlement of accounts payable with software, property and equipment and 50,000 shares of stock	$-	$49,299
Settlement of related party obligation - Cyclone	$-	$150,000

See notes to the condensed consolidated financial statements.

Q2POWER TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Power Technologies, Inc. (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of compost and soil manufacturing, and is pursuing a plan of strategic acquisitions in this sector. The Company also owns and licenses technology developed over the last three years that converts waste fuels and heat to power. Formerly, the Company’s name was Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”) has operated as a renewable power R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company have from the time of the Merger (described below) until recently been essentially those of the Subsidiary. In 2017, the Company shifted its focus from technology R&D to the acquisition and operation of facilities that manufacture compost and sustainable soils from waste resources.

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

In May 2016, the Company began exploring other synergistic business lines such as compost and soil manufacturing from waste water biosolids. Moving forward the Company intends to phase out its R&D activities, including the possibility of selling its waste-to-power technology, and focus entirely on the business of compost and engineered soils manufacturing and sales.

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

The Company has incurred a net loss of $1,151,104 for the six months ended June 30, 2017 and used cash in operating activities of $487,370. The accumulated deficit since inception is $8,402,873, which is comprised of operating losses and other expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate sufficient revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from product sales and royalties, acquisition of cash-flowing businesses, and continuing to raise funds through debt or equity offerings.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a $1,500,000 convertible bridge note offering (the “Bridge Offering”); and as of June 30, 2017, the Company closed an additional $400,000 of follow-on investments in the Bridge Offering. The proceeds from this offering are expected to provide working capital for the Company through at least the end of 2017.

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

Revenue from the Company’s prior waste-to-power operations is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company does not allow its customers to return prototype products.

Research and Development

Research and development activities for product development are expensed as incurred and are primarily comprised of salaries. Costs for the three months ended June 30, 2017 and 2016 were $0 and $122,300, respectively. Costs for the six months ended June 30, 2017 and 2016 were $0 and $309,429, respectively.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes.

Basic and Diluted Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. There were no potentially dilutive shares as of June 30, 2017 and 2016.

At June 30, 2017, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 3,568,845 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from the Bridge Round, as the valuation and corresponding share price will not be determined until the closing of the next financing by the Company in an amount of at least $5,000,000 or December 31, 2017, whichever is sooner), and 4,000,000 shares from the conversion of redeemable convertible preferred stock. At June 30, 2016, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 5,165,480 shares from common stock options, 1,568,845 shares from common stock warrants, 1,584,524 shares from the conversion of debentures and 2,857,142 shares from the conversion of redeemable convertible preferred stock.

Effective January 1, 2016, the number of shares issued and outstanding was adjusted by 32,760 shares to align the Company’s records with its independent transfer agent. The shares previously reported in the consolidated balance sheet at December 31, 2016 were 29,651,431 and are now reported at 29,684,191. The impact to the condensed consolidated financial statements of this adjustment was not material.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers”, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the future impact of the ASU on its consolidated financial statements; however, in light of the material changes in the Company’s business model which have occurred, the Company expects to do further review in the third quarter of 2017.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The amendment changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments (or embedded features) should be classified as liabilities or equity instruments, under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument (or embedded feature) is indexed to an entity's own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value solely as a result of the existence of a down round feature. The adoption of ASU 2017-11 is effective for annual periods beginning after December 15, 2018. The Company has early adopted this standard for this interim period, applying the standard retrospectively by means of a cumulative-effect adjustment to the opening balance of accumulated deficit in the amount of $388,667 as of January 1, 2017 (see Note 8).

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

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2017	December 31 ,2016
Furniture and Computers	$1,328	$1,328
Shop Equipment	9,540	9,540
Total	10,868	10,868
Accumulated depreciation	(5,113)	(4,136)
Net property and equipment	$5,755	$6,732

Depreciation expense for the three months ended June 30, 2017 and 2016 was $494 and $13,267, respectively, and for the six months ended June 30, 2017 and 2016 was $977 and $26,533, respectively.

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contains a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of June 30, 2017 and December 31, 2016 for the Cyclone licensing rights were $47,396 and $69,271, respectively; and the net balances as of June 30, 2017 and December 31, 2016 for the Phoenix deferred revenue were $0 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets. The licensing rights are amortized over its estimated useful life of 4 years. Amortization expense for the three months ended June 30, 2017 and 2016 was $10,938 and $10,938, respectively, and for the six months ended June 30, 2017 and 2016 was $21,875 and $21,875 respectively.

On January 9, 2017, the Company transferred and assigned to Phoenix its Technology Sales Agreement with MagneGas Corporation (the “MagneGas Agreement”) to deliver a waste-to-power system to this customer. Under the MagneGas Agreement, the Company had been paid $90,000 as of the date of transfer, and $68,000 was still due from the customer based on milestones set forth in the MagneGas Agreement. Phoenix assumed the MagneGas Agreement with all rights to receive the future payments thereunder, and responsibility to perform the services and provide the products to the customer. The Company has no further responsibility under the MagneGas Agreement. In consideration for this transfer, Phoenix agreed that the Company had completed and satisfied all financial obligations associated with all past agreements between Phoenix and the Company, specifically: (1) $150,000 previously paid by Phoenix for durability testing of the Q2P engine, and (2) delivery by the Company of the first ten (10) Q2P engines at the rate of $10,000 per delivered Engine for $100,000 in total. This deferred revenue in the total amount of $250,000 was recorded as gain from the extinguishment of liabilities in the condensed consolidated statement of operations for the six months ended June 30, 2017.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the June 30, 2017 and December 31, 2016 condensed consolidated balance sheets.

NOTE 6 – RELATED PARTY TRANSACTIONS

Through June 2016, the Company sublet approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio. The sublease provided for the Company to pay rent monthly in the amount of $2,500, which covered space and some utilities. Occupancy costs for the three months ended June 30, 2017 and 2016 were $0 and $7,500, respectively, and for the six months ended June 30, 2017 and 2016 were $0 and $15,000, respectively. The sublease was terminated as of June 27, 2016.

The Company also purchased much of its machined parts through Precision CNC up until June 2016. Precision CNC owns a non-controlling interest in the Company. For the three months ended June 30, 2017 and 2016, the amounts invoiced from Precision CNC totaled $0 and $11,560, respectively, and for the six months ended June 30, 2017 and 2016, the amounts invoiced totaled $0 and $32,119, respectively, and consisted of rent and research and development expenses for machined parts.

On June 27, 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500. The Company recorded a loss on this transaction in the amount of $31,696. There were no accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 to Precision CNC.

The Company also maintains an executive office in Florida, which is leased by GreenBlock Capital LLC, an investment firm that the Company’s President serves as a Managing Director, but holds no equity or voting rights. The Company has no formal agreement for this space and pays no rent.

In March 2017, all outstanding Director accounts payable, accrued expenses and notes payable – related parties with an aggregate amount of $156,368 were converted into the Company’s Bridge Offering (see Note 7).

In April 2017, the Company’s President forgave $112,797 of deferred salary. This amount was reclassified from accrued expenses to additional paid in capital during the three months ended June 30, 2017.

NOTE 7 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the Warrants that were issued with the Debentures’ exercise price, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of June 30, 2017 and December 31, 2016, the aggregate outstanding principal amount of the two Debentures was $165,000. As of the date of this Quarterly Report, the Debentures were in default based on the July 31, 2017 maturity date. The Company is in discussions with the holders to extend the maturity date or amend the terms of the Debentures.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bears 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders. The issuance costs were fully expensed in 2016. As of June 30, 2017, the loan balance was $150,000, and accrued interest related to the loan was $2,500. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016.

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

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a Convertible Promissory Note (the Bridge Offering). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of May 31, 2017, an additional $400,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of June 30, 2017 was $2,300,000 (see Note 8) and the principal amount due was $1,641,908. The change in fair value resulted in a charge to earnings in the three months ended June 30, 2017 of $625,277.

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

Funds from the Bridge Offering will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and up to 12 months of operating capital. A limited portion of the funds were also used to eliminate liabilities on the Company’s balance sheet. The Bridge Offering was led by two accredited investors, and joined by approximately 25 additional accredited investors which included $75,000 of new cash investment by the Company’s Directors, as well as conversion of $156,368 of old payables, notes and advances made by them in 2016 and 2017. Management conducted the Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Offering and debt settlements were issued pursuant to an exemption from registration under Section 4(a)(2) under the Securities Act of 1933.

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

The following tables set forth the Company’s condensed consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2017 and December 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	June 30, 2017	Level 1	Level 2	Level 3
Convertible bridge notes	$2,300,000	$-	$-	$2,300,000
Total	$2,300,000	$-	$-	$2,300,000

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$123,266	$-	$-	$123,266
Anti-dilution provision in common stock warrants included with preferred stock	52,904	-	-	52,904
Debenture embedded conversion feature	25,884	-	-	25,884
Anti-dilution provision in common stock warrants included with debentures	10,988	-	-	10,988
Total	$213,042	$-	$-	$213,042

There were no transfers between levels during the six months ended June 30, 2017. However, in accordance with ASU 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815), the financial instruments previously classified and fair valued as derivative liabilities due to down round features, have been retrospectively adjusted by means of a cumulative-effect to the condensed consolidated balance sheet as January 1, 2017. The cumulative change effect of $388,667 is recognized as an adjustment of the opening balance of accumulated deficit for the year.

On March 31, 2017, the Company issued $1,218,152 of Convertible Promissory Notes (the “Notes”), and closed an additional $423,756 of Notes by May 31, 2017. The Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted. The fair value of the Bridge Notes was determined using various Monte Carlo simulations.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the condensed consolidated statement of operations during the period. The table also shows the cumulative change effect of the derivative liabilities that were recorded as an adjustment of the opening balance of accumulated deficit for the year:

	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Convertible Bridge Notes	Total
Fair value, December 31, 2016	$123,266	$52,904	$25,884	$10,988	$-	$213,042
Reclassification of derivatives to equity upon adoption of ASU 2017-11	(123,266)	(52,904)	(25,884)	(10,988)	-	(213,042)
Issuances of debt	-	-	-	-	1,641,908	1,641,908
Accrued interest	-	-	-	-	46,565	46,565
Unamortized debt issuance costs	-	-	-	-	(13,750)	(13,750)
Net unrealized loss on convertible bridge notes	-	-	-	-	625,277	625,277
Fair value, June 30, 2017	$—	$—	$—	$—	$2,300,000	$2,300,000

The Company’s convertible bridge notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible bridge notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible bridge notes at June 30, 2017: dividend yield of -0-%, volatility of 85 – 90%, risk free rate of 1.51% and an expected term of 2.75 years.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the six months ended June 30, 2017, the Company issued 18,738,195 shares of common stock valued at $470,279. Details of these issuances are provided below.

On February 27, 2017, the Company issued 15,000,000 shares of restricted common stock subject to forfeiture to its CEO and President. The expense of these shares is not recorded until the terms of forfeiture have been satisfied by the respective employees. Those terms of the stock issuances and forfeitures are materially as follows:

To fully earn 10,000,000 shares, the Company’s CEO serve with the Company for a period of at least 12 months, during which 12 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. To fully earn 5,000,000 shares, the Company’s President must continue to serve the Company as a senior executive on a full-time basis for a period of at least 18 months from December 2016, during which 18 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. If these conditions are not met, the executives may forfeit all of their shares at the discretion of the Board.

In April 2017, the Company issued 1,738,195 shares of common stock valued at $260,679 as consideration for the payment of accounts payable and accrued expenses to former employees and vendors.

On May 1, 2017, the Company issued 2,000,000 shares of common stock valued at $209,600 to a consultant for investor relations services.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. In 2016, the proceeds were allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount was amortized to interest expense over the term of the redemption period (2 years), which would result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of June 30, 2017 and December 31, 2016 was $56,894 and $126,217, respectively. Interest expense related to the preferred stock discount for the six months ended June 30, 2017 and 2016 was $69,323 and $68,261, respectively.

In accordance with ASU 2017-11, the embedded conversion feature of the Preferred Stock previously classified and fair valued as a derivative liability has been retrospectively adjusted by means of a cumulative-effect to the consolidated balance sheet as January 1, 2017. The cumulative change effect of $42,925 is recognized as an adjustment of the opening balance of accumulated deficit for the year. The agreement setting forth the terms of the common stock warrants issued to the holders of the Preferred Stock also includes an anti-dilution provision that requires a reduction in the warrant’s exercise price, currently $0.50, should the conversion ratio of the Preferred Stock be adjusted due to anti-dilution provisions. In accordance with ASU 2017-11, these warrants previously classified and fair valued as a derivative liability have been retrospectively adjusted by means of a cumulative-effect to the consolidated balance sheet as January 1, 2017. The cumulative change effect of $69,957 is recognized as an adjustment of the opening balance of accumulated deficit for the year.

The Preferred Stock also carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period. They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

The following is a summary of all outstanding common stock warrants as of June 30, 2017:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	2.00
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	3.35
Warrants issued in connection with a services contract	1,000,000	0.20	2.83
Warrants issued in connection with a services contract	1,000,000	$0.35	2.83

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

In May 2017, the Company issued 400,000 common stock options under the 2016 Plan to one new Board member and 400,000 common stock options under the 2016 Plan to one new Board of Advisor Member. The options vest one-half immediately and the balance in 6 months, with a 10-year term and exercisable at $0.21 per share. The options were valued at $96,800 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.21 per share and with a maturity life of 5.25 years.

For the six months ended June 30, 2017, the charge to the condensed consolidated statement of operations for the amortization of stock option grants awarded under the Option Plans and 2016 Plan was $145,718.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2016 through June 30, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2016	6,115,480	$0.21	6.1
Options issued	800,000	$0.21	9.7
Options exercised	—
Options cancelled	—
Balance, June 30, 2017	6,915,480	$0.21	6.1

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, June 30, 2017	5,910,480	$0.21	5.9

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

Six Months Ended June 30, 2017
Risk free interest rate	1.84%
Expected volatility	101.2%
Expected dividend yield	0%
Expected term in years	5.25
Average value per options	$0.10

Expected volatility is based on historical volatility of the Company’s own common stock. Short Term U.S. Treasury rates were utilized as the risk free interest rate. The expected term of the options was calculated using the alternative simplified method codified as ASC 718 “Accounting for Stock Based Compensation,” which defined the expected life as the average of the contractual term of the options and the weighted average vesting period for all issuances.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2017, the Company entered into new Employment Agreements with its Chairman and, as of July 2017, CEO; and its previous CEO and, as of July 2017, President and General Counsel. The Chairman receives a $12,500 per month fee starting April 1 and continuing until the Company raises its next round of funding in the minimum amount of $5,000,000, at which time, his base salary will be increased to $350,000 per year. The President and General Counsel receives a $10,000 per month fee starting on April 1, and at such time that the Company raises its next round of funding in the minimum amount of $5,000,000, he will receive a base salary of $220,000 per year. Both agreements have provisions for a 12-month severance in the instance either executive is terminated without cause or after a change in control.

NOTE 12 - SUBSEQUENT EVENTS

In July 2017, the Company created an Audit Committee by resolution of the full Board of Directors and implemented an Audit Committee Charter to provide written guidance for the Committee.

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

Since May 2016, the Company began to pursue opportunities in business of manufacturing of compost and soils from biosolids and other waste streams. In the second quarter of 2017, the Company received and fulfilled its first paid services contract to provide a feasibility study for the manufacturing of soils from a large-scale development project; and also signed two letters of intent providing for an exclusivity period to acquire two separate compost manufacturing companies in the southeastern United States. Moving forward, the Company intends to phase out its R&D activities, including the possibility of selling its waste-to-power technology, and focus entirely on the business of compost and engineered soils manufacturing and sales.

In May 2017, the Company completed its Convertible Promissory Note “Bridge” offering (the “Bridge Offering”) with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through at least the end of 2017, including advancing its strategy to acquire cash-flowing composting businesses.

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

In August 2016, the Company, ERTH Products LLC and Exceptional Products Inc. (the “ERTH Companies”), entered into a letter of intent (the “LOI”) contemplating the acquisition of the ERTH Companies by the Company. The ERTH Companies, based in Georgia, manufacture agricultural compost and engineered soils for the construction industry from waste water biosolids. The Company also added Wayne King Sr., the founder of the ERTH Companies, to the Company’s Board of Advisors. The exclusivity period of this LOI has been extended from September 30, 2017 until September 30, 2018 by agreement of the parties.

In June 2017, the Company and Environmental Turnkey Solutions (“ETS”) entered into an LOI contemplating the acquisition of ETS by the Company. The LOI contains an exclusivity period that has been extended through September 30, 2018. The Company and ETS are currently in negotiations to consummate a definitive acquisition agreement.

During the second half of 2017, the Company expects to advance its plans to consolidate companies in the compost and soil manufacturing business by completing these or other acquisitions. Management believes these plans have a greater likelihood of success since the completion of its Bridge Offering in May 2017, as the Company now has funding to staff diligence operations and advance contract negotiations, and to set up at least one of these acquisitions for a possible closing in the fourth quarter of 2017.

The Company’s strategy in composting and sustainable soils is supported by a Research & Markets report published May 2016 stating that the global market for these products — specifically engineered soils, of which composting is a major component — is projected to reach $7.8 billion by 2021, at a CAGR of 6.7% from 2016 to 2021. The growth of this market is being driven by soil productivity, water conservation and pollution concerns in the United States and worldwide. According to these and other reports, 99 million acres (28% of all cropland) in the U.S. are eroding above soil tolerance rates, meaning the long-term productivity of the soil cannot be maintained and new soil is not adequately replacing the lost soil. This erosion reduces the ability of the soil to support plant growth and hold water, adding significant pressure on this critical depleting resource. Further, soils produced with compost are being used with more frequency in construction, infrastructure and land reclamation projects to reduce costs, accelerate permitting, and create more sustainable landscapes. Management sees an opportunity in the composting and engineered soils markets to build a strong, cash flowing company, while also benefitting the environment.

In connection with these new plans the Company has also reduced its R&D overhead in 2016, including scaling back all of its engineering and technical personnel in order to dedicate more resources to pursuing partnerships and acquisitions in the compost industry. Management anticipates that this plan may help get the Company to consistent revenue and profitability quicker, and increase shareholder value over the short and long term.

Management continues to believe that the Company’s engine and power system technology is viable as a commercial product, targeted to many of the same customers that the Company plans to work with in the composting business. These include waste water treatment plants that produce methane, and can benefit from the conversion of that otherwise flared fuel to electricity and process heat. The IP that the Company has licensed and developed over the last three years is a valuable asset which we may sell to the right buyer at the right time. In March 2017, the Company began discussions to sell its technology to one such party, but no agreement has been reached as of the date of filing this Report.

In January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group (“Phoenix”), a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer utilizing the Company’s technology, and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system. This release from performance was recorded as a component of gain from extinguishment of liabilities in the six months ended June 30, 2017.

From July 1 through December 31, 2017, management expects to spend approximately $500,000 on operations, not including funds required to close the previously discussed or future acquisitions, which may require as much as $10 million in capital to complete if all potential targets are included. Our average monthly burn-rate through the end of the year, not including acquisition costs, is approximately $75,000 per month. Additional amounts will be spent on signing LOI’s containing exclusivity periods with potential acquisition targets.

In May 2017, the Company completed its Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through at least the end of 2017, which includes advancing its strategy to acquire cash-flowing composting businesses, but not closing such acquisitions forecasted in Q4 2017. Consummation of these acquisitions would require up to $10 million in additional capital, which management is in the process of securing.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations for the three months ended June 30, 2017 vs. 2016

During the quarter ended June 30, 2017, the Company recorded revenue of $37,980 from the completion of a service agreement in the soil business. The Company had no revenue in the quarter ended June 30, 2016.

The Company recorded loss from operations of $606,929 in the quarter ended June 30, 2017, a decrease of $108,153 (15%) from our loss from operations of $715,082 in the same period in 2016. Additionally, the Company realized additional interest expense in the 2017 period, and a net loss on the change in fair value of the convertible bridge notes of $625,277, which was offset by a gain on extinguishment of liabilities of $51,833, that resulted in a net loss of $1,270,650 for the three months ended June 30, 2017, a decrease of $1,681,816 (409%) from our net income of $411,166 for the same period in 2016. Some of the principal factors behind these results included, higher professional fees, higher interest as well as the change in fair value of the convertible bridge notes.

As noted above, included in the expenses for the quarter ended June 30, 2017 and 2016 were the following material items: payroll decreased to $69,985 in 2017 from $226,181 in the prior year (69%), which was principally due to the reduction of staff and management in 2017. Professional fees increased to $493,681 in 2017, from $294,820 in the prior year period (67%) due primarily to the Company’s increased investment related activities in the 2017 period; and research and development decreased to $0 in 2017 from $122,300 in the previous year period (100%) due to the termination of R&D activities at the end of 2016.

Statement of Operations for the six months ended June 30, 2017 vs. 2016

During the six months ended June 30, 2017, the Company recorded $37,980 in revenue from the completion of a service agreement in the soil business. The Company recorded $40,000 in revenue in the same period in 2016.

The Company recorded loss from operations of $747,412 in the six months ended June 30, 2017, a decrease of $580,803 (44%) from our loss from operations of $1,328,215 in the same period in 2016. Additionally, the Company realized additional interest expense in the 2017 period, and a net loss on the change in fair value of the convertible bridge notes of $625,277, which were offset by a gain on extinguishment of liabilities of $358,145, that resulted in a net loss of $1,151,104 for the six months ended June 30, 2017, an increase of $355,483 (45%) from our net loss of $795,621 for the same period in 2016.Some of the principal factors behind these results included, lower payroll, higher professional fees and no R&D expenses as well as the settlement of liabilities and change in fair value of the convertible bridge notes 2017.

As noted above, included in the expenses for the six months ended June 30, 2017 and 2016 were the following material items: payroll decreased to $114,763 in 2017 from $442,167 in the prior year (74%), which was principally due to the reduction of staff and management in 2017. Professional fees increased to $535,418 in 2017, from $516,054 in the prior year period (4%) due primarily to the Company’s increased investment related activities in the 2017 period; and research and development decreased to $0 in 2017 from $309,429 in the previous year period (100%) due to the termination of R&D activities at the end of 2016.

Balance Sheet

Material changes in the Company’s balance sheet at June 30, 2017 over December 31, 2016 included: closing of $1,450,000 in the Company’s Bridge Offering in May 2017 (not inclusive of an additional conversion of $191,908 in previously recorded notes, advances and payables from three board members and three investors for a total issuance of Bridge Offering debentures of $1,641,908); an decrease of $542,140 in accounts payable and accrued expenses offset by settlements and conversions of accounts payable and accrued expenses of $67,040; and a decrease of $300,000 in deferred revenue from the transfer of the MagneGas Agreement and release from the Phoenix agreement. Total liabilities as of June 30, 2017 were $2,881,368, as compared to $1,778,703 as of December 31, 2016.

Primarily as a result of the $1,151,104 net loss for the six months ended June 30, 2017, accumulated deficit was $8,402,873, at June 30, 2017, resulting in total stockholders’ deficit at the period end of $2,431,466.

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

Since the change in business direction to focus on strategic partnerships and acquisitions in the compost and soil manufacturing space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $75,000 per month by laying-off engineering employees and terminating our R&D budget, which is off-set in part by added expenses in connection with our acquisition plans. As of the date of this Report, our CEO and President are receiving fees as consultants, even though they spend virtually all of their time on Company operations. We also have one additional financial consultant, who serves as the Principal Accounting Officer. Other expenses include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced $95,612 in payables settlements of stock and assets over the past year.

The net loss for the six months ended June 30, 2017 of $1,151,104 was off-set by non-cash operating expenses of: $145,718 in stock option grants and related amortization expense, $625,277 from the net change in fair value of the bridge subscriptions, $22,852 of depreciation and amortization, and a $31,699 net decrease in accounts payable and accrued expenses. As a result, net cash used in operating activities amounted to $487,370 in the first half of 2017.

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

Bridge Financing. In May 2017, the Company completed its Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round.

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

The Offering was led by two accredited investors, and joined by approximately 25 additional accredited investors which included the Company’s Directors. Management conducted the Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Offering and debt settlements were issued pursuant to an exemption from registration under Section 4(a)(2) under the Securities Act of 1933.

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

Subsequent to the Merger, the Company raised $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable after two years if not converted, and has no voting rights until converted to common stock. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of June 30, 2017.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of June 30, 2017 and December 31, 2016 for the Cyclone licensing rights were $47,396 and $69,271, respectively. The licensing rights are amortized over its estimated useful life of 4 years.

Accumulated amortization for the periods ended June 30, 2017 and December 31, 2016 was $127,604 and $105,729, respectively. The net balances as of June 30, 2017 and December 31, 2016 for the Phoenix deferred revenue were $0 and $250,000, respectively, due to the release of this contract liability item with the transfer of the Magnegas contract to Phoenix in January 2017.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the June 30, 2017 and December 31, 2016 condensed consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of June 30, 2017, the Company had an accumulated deficit of $8,328,397. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2017.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of June 30, 2017, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer, the President and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness is disclosed below:

●	Management is understaffed to perform the necessary accounting, including preparation of the required financial disclosures, in a timely manner.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting this material weakness. Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the continued development of proper accounting policies and procedures.

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

In July 2017, the Company created an Audit Committee by resolution of the full Board of Directors and implemented an Audit Committee Charter to provide written guidance for the Committee. Joel Mayersohn was named Chairman of the Audit Committee. Messrs. Scott Whitney and Tristan Peitz were named Committee members. All of these individuals are independent Board members. Management believes that the establishment of this independent Audit Committee will help strengthen our internal control over financial reporting in future periods.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by the Company in the second fiscal quarter of 2017 and up to the date of filing that have not been previously reported.

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

ITEM 6: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of June 30, 2017 (unaudited) and December 31, 2016

Condensed Consolidated Statements of Operations of the Company for the three and six months ended June 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the six months ended June 30, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

(b) Exhibits.

Exhibit
Number	Description

31.1	302 Certification of Kevin M. Bolin, CEO

31.2	302 Certification of Peter Dunleavy, Principal Accounting Officer

32	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2POWER TECHNOLOGIES INC.

Date:	8/14/17	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date:	8/14/17	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer

