Form 10-Q
period 2017-09-30
Q2Earth Inc.
filed 2017-11-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: September 30, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended:

Q2Earth, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	000-55148	20-1602779
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

420 Royal Palm Way, #100

Palm Beach, FL 33480

(Address of Principal Executive Offices)

(561) 693-1423

(Registrant’s Telephone Number, including area code)

Q2Power Technologies, Inc.

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 14, 2017: Common – 48,422,386

Documents incorporated by reference: None.

Q2EARTH, INC.

(F/K/A Q2POWER TECHNOLOGIES, INC.)

FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$671,540	$3,330
Notes receivable	100,000	-
Prepaid expenses	-	8,753
TOTAL CURRENT ASSETS	771,540	12,083

PROPERTY AND EQUIPMENT, NET	620	6,732

OTHER ASSETS
Licensing rights in Cyclone, net	-	69,271
Total other assets	-	69,271

TOTAL ASSETS	$772,160	$88,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,201	$798,444
Debentures	165,000	165,000
Derivative liabilities	-	213,042
Notes payable	150,000	183,000
Notes payable - related party	-	107,567
Capitalized lease obligations	-	1,586
Deferred revenue and license deposits	10,064	310,064
TOTAL CURRENT LIABILITIES	392,265	1,778,703

Convertible bridge notes, at fair value	2,360,000	-

TOTAL LIABILITIES	2,752,265	1,778,703

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $666,871)	644,639	513,729

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 48,422,386 and 29,684,191 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4,842	2,968
Additional paid-in capital	6,063,747	4,659,575
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(8,689,549)	(6,863,102)
TOTAL STOCKHOLDERS’ DEFICIT	(2,624,748)	(2,204,346)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$772,160	$88,086

See notes to the condensed consolidated financial statements.

Q2EARTH INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$17,953	$-	$55,933	$40,000
COST OF REVENUES	20,187	-	48,269	7,172
Gross profit (loss)	(2,234)	-	7,664	32,828

EXPENSES
Payroll	72,355	70,393	187,117	512,561
Professional fees	217,352	176,771	770,480	692,416
Research and development	-	43,154	-	355,884
General and administrative	39,881	75,991	129,301	166,492
Total Expenses	329,588	366,309	1,086,898	1,727,353

LOSS FROM OPERATIONS	(331,822)	(366,309)	(1,079,234)	(1,694,525)

OTHER INCOME (EXPENSE)
Financing costs, including interest	(109,220)	(69,172)	(245,779)	(181,425)
Gain (loss) on extinguishment of liabilities	98,575	-	456,720	(31,696)
Change in fair value of convertible bridge notes	205,793	-	(419,484)	-
Change in fair value of derivative liabilities	-	47,872	-	724,415
ETS transaction costs	(150,000)	-	(150,000)	-
Total Other Income (Expense)	45,148	(21,300)	(358,543)	511,294

LOSS BEFORE INCOME TAXES	(286,674)	(387,609)	(1,437,777)	(1,183,231)

INCOME TAXES	-	-	-	-

NET LOSS	(286,674)	(387,609)	(1,437,777)	(1,183,231)

PREFERRED STOCK
Series A convertible contractual dividends	(9,074)	(9,074)	(26,926)	(26,844)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(295,748)	$(396,683)	$(1,464,703)	$(1,210,075)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	48,422,386	29,105,669	43,793,353	28,028,380

See notes to the condensed consolidated financial statements.

Q2EARTH INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,437,777)	$(1,183,231)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	23,060	59,839
Restricted shares issued for outside services	209,600	47,667
Restricted shares issued for employee services	-	117,000
Amortization of stock option and restricted stock unit grants	248,187	415,746
Amortization of prepaid expenses via common stock	-	189,487
Change in fair value of derivative liabilities	-	(724,415)
Change in fair value of convertible bridge notes	419,484	-
Amortization of debt issuance costs	2,500	40,251
Amortization of preferred stock discount	103,984	102,923
(Gain) loss on extinguishment of liabilities	(456,720)	31,696
Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets	8,753	18,914
Increase (decrease) in accounts payable and accrued expenses	(5,361)	325,674
Increase in deferred revenue and license deposits	-	50,000
Net cash used in operating activities	(884,290)	(508,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment	-	(4,013)
Note receivable from ETS	(100,000)	-
Net cash used in financing activities	(100,000)	(4,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(600)	(8,140)
Proceeds from note payable net of issuance costs	-	173,709
Proceeds from notes payable - related party	18,100	88,700
Proceeds from sale of common stock	-	157,500
Proceeds from sale of redeemable preferred stock and common stock warrant	-	100,000
Proceeds from convertible bridge notes, net of issuance costs	1,635,000	-
Net cash provided by financing activities	1,652,500	511,769

NET CHANGE IN CASH	668,210	(693)

CASH - Beginning of period	3,330	1,012

CASH - End of period	$671,540	$319

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$45,646	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of deferred salary by officer	$112,797	$-
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$191,908	$-
Settlement of accounts payable and accrued expenses to 1,738,195 shares of common stock	$260,679	$-
Reclassification of derivative liabilities to equity upon adoption of ASU 2017-11	$213,042	$-
Settlement of accounts payable with property, equipment and licensing rights in Cyclone	$147,500	$-
Accrual of contractual dividends on Series A convertible preferred stock	$26,926	$26,844
Conversion of debentures to 1,289,285 shares of common stock	$-	$270,750
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$-	$125,975
Issuance of 100,000 shares of common stock for note payable issuance costs	$-	$26,000
Settlement of accounts payable to 187,919 shares of common stock	$-	$49,859
Settlement of accounts payable with software, property and equipment and 50,000 shares of stock	$-	$49,299
Settlement of related party obligation - Cyclone	$-	$150,000

See notes to the condensed consolidated financial statements.

Q2EARTH INC.(F/K/A Q2POWER TECHNOLOGIES, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of compost and soil manufacturing, and is pursuing a plan of strategic acquisitions in this sector. The Company previously owned and licensed technology that converts waste fuels and heat to power, technology it sold to a licensee in August 2017. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”) operated as a renewable power R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company have from the time of the Merger (described below) until recently been essentially those of the Subsidiary. In 2017, the Company shifted its focus from technology R&D to the acquisition and operation of facilities that manufacture compost and sustainable soils from waste resources.

In May 2016, the Company began exploring other synergistic business lines such as compost and soil manufacturing from waste water biosolids. The Company began to phase out its R&D activities in mid 2016, and in August 2017, sold its waste-to-power technology to a licensee. The Company’s current focus is entirely on the business of compost and engineered soils manufacturing and sales.

On August 28, 2017, the Company signed a definitive Membership Purchase Agreement (the “Purchase Agreement”) with Environmental Turnkey Solutions LLC (“ETS”) of Naples, Florida, and its three members to acquire 100% of the membership interests of ETS, and all subsidiaries wholly-owned by ETS. Consideration under the Purchase Agreement includes $2.5 million cash subject to adjustment based on net accounts receivable at closing, $3.5 million in sellers’ notes which are payable to the sellers within nine months of closing, and $4.5 million in Company common stock valued at $0.15 per share. ETS also has a $1.5 million earnout payable in common stock if ETS achieves greater than $2.5 million in annual run rate adjusted EBITDA over a six-month period within 12 months after closing. The Company will assume approximately $2.5 million in commercial equipment loans and $1.5 million in a real property loan. Closing is conditioned on several factors including the Company securing financing required to close the transaction. The Company has paid ETS $150,000 to secure exclusivity under the Purchase Agreement, which is reflected as transaction costs in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, and loaned to ETS an additional $100,000 in the third quarter of 2017 which the Company forgave in the fourth quarter to extend the exclusivity term until January 15, 2018.

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

The Company has incurred a net loss of $1,437,777 for the nine months ended September 30, 2017 and used cash in operating activities of $884,290. The accumulated deficit since inception is $8,689,549, which is comprised of operating losses and other expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate sufficient revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to acquire cash-flowing businesses, grow revenue and earnings of those companies, and continue to raise funds through debt or equity offerings.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a $1,500,000 convertible bridge note offering (the “Bridge Offering”). As of September 30, 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. The proceeds from this offering are expected to provide working capital for the Company through at least the first quarter of 2018.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of identifiable intangible assets and other long-lived assets, derivative liabilities, convertible bridge notes, income taxes and contingencies. Actual results could differ from these estimates.

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

Revenue Recognition

Revenue for services from the Company’s compost and soil business includes contracts where the Company is paid to do feasibility studies, site assessment studies and other similar services in connection with a third party soil or compost manufacturing business. Revenue from such services is recognized at the date of delivery of deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Revenue from the Company’s prior waste-to-power operations was recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied was recorded as deferred revenue. The Company did not allow its customers to return prototype products.

Research and Development

Research and development activities for product development are expensed as incurred and are primarily comprised of salaries. Costs for the three months ended September 30, 2017 and 2016 were $0 and $43,154, respectively. Costs for the nine months ended September 30, 2017 and 2016 were $0 and $355,884, respectively.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes.

Basic and Diluted (Loss) Per Share

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. There were no potentially dilutive shares as of September 30, 2017 and 2016.

At September 30, 2017, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 3,568,845 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from the Bridge Round, as the valuation and corresponding share price will not be determined until the closing of the next financing by the Company in an amount of at least $5,000,000 or December 31, 2017, whichever is sooner), and 4,000,000 shares from the conversion of redeemable convertible preferred stock. At September 30, 2016, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 5,315,480 shares from common stock options, 1,568,845 shares from common stock warrants, 785,714 shares from the conversion of debentures, and 2,857,142 shares from the conversion of redeemable convertible preferred stock.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers”, to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company has completed a preliminary assessment of the historical and future impact of the ASU on its consolidated financial statements, and at this time does not believe adoption of ASC 606 will have a material effect on either past or currently anticipated future operations. However, the Company has retained an expert to asset management in assessing the impact of ASC 606 and prepare for implementation as of January 1, 2018, which will include the method of adoption and evaluation of additional disclosure that will be required in 2018.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, requiring management to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of the ASU on its financial position, results of operations and cash flows, and has retained an expert to assist in this regard, including implementation if management determines that such action is required.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its financial position, results of operations and cash flows, and has retained an expert to assist in this regard, including implementation if management determines that such action is required.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017; and the Company is currently evaluating the impact that it will have on its financial position, results of operations and cash flows and has retained an expert to assist in this regard, including implementation if management determines that such action is required.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The amendment changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments (or embedded features) should be classified as liabilities or equity instruments, under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument (or embedded feature) is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value solely as a result of the existence of a down round feature. The adoption of ASU 2017-11 is effective for annual periods beginning after December 15, 2018. The Company has early adopted this standard for this interim period, applying the standard retrospectively by means of a cumulative-effect adjustment to the opening balance of accumulated deficit in the amount of $388,667 as of January 1, 2017 (see Note 8).

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

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2017	December 31, 2016
Furniture and Computers	$1,328	$1,328
Shop Equipment	-	9,540
Total	1,328	10,868
Accumulated depreciation	(708)	(4,136)
Net property and equipment	$620	$6,732

Depreciation expense for the three months ended September 30, 2017 and 2016 was $209 and $493, respectively, and for the nine months ended September 30, 2017 and 2016 was $1,196 and $27,026, respectively.

The Company disposed of $4,927 of net property and equipment as part of the transfer of its licensing rights with Cyclone during the nine months ended September 30, 2017 (see Note 5).

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contained a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of September 30, 2017 and December 31, 2016 for the Cyclone licensing rights were $0 and $69,271, respectively; and the net balances as of September 30, 2017 and December 31, 2016 for the Phoenix deferred revenue were $0 and $250,000, respectively, which are included as a component of deferred revenue on the condensed consolidated balance sheets. The licensing rights were amortized over its estimated useful life of 4 years. Amortization expense for the three months ended September 30, 2017 and 2016 was $0 and $10,938, respectively, and for the nine months ended September 30, 2017 and 2016 was $21,875 and $32,813 respectively.

On January 9, 2017, the Company transferred and assigned to Phoenix its Technology Sales Agreement with MagneGas Corporation (the “MagneGas Agreement”) to deliver a waste-to-power system to this customer. Under the MagneGas Agreement, the Company had been paid $90,000 as of the date of transfer, and $68,000 was still due from the customer based on milestones set forth in the MagneGas Agreement. Phoenix assumed the MagneGas Agreement with all rights to receive the future payments thereunder, and responsibility to perform the services and provide the products to the customer. The Company has no further responsibility under the MagneGas Agreement. In consideration for this transfer, Phoenix agreed that the Company had completed and satisfied all financial obligations associated with all past agreements between Phoenix and the Company, specifically: (1) $150,000 previously paid by Phoenix for durability testing of the Q2P engine, and (2) delivery by the Company of the first ten (10) Q2P engines at the rate of $10,000 per delivered Engine for $100,000 in total. This deferred revenue in the total amount of $250,000 was recorded as gain from the extinguishment of liabilities in the condensed consolidated statement of operations for the nine months ended September 30, 2017.

On August 14, 2017, the Company closed a Technology Transfer and Assignment Agreement (the “Transfer Agreement”) with Phoenix to transfer to Phoenix all of the Company’s technology and materials associated with Q2P’s external combustion engine, controls and auxiliary systems (the “Q2P Technology”), developed both in conjunction with its license agreement with Cyclone and such other Q2P Technology developed independently from the license agreement. Pursuant to a consent from Cyclone, the Company also transferred and assigned the license agreement to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the license transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the September 30, 2017 and December 31, 2016 condensed consolidated balance sheets.

NOTE 6 – RELATED PARTY TRANSACTIONS

Through June 2016, the Company sublet approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio. The sublease provided for the Company to pay rent monthly in the amount of $2,500, which covered space and some utilities. Occupancy costs for the three months ended September 30, 2017 and 2016 were $0 and $0, respectively, and for the nine months ended September 30, 2017 and 2016 were $0 and $15,000, respectively. The sublease was terminated as of June 27, 2016.

The Company also purchased much of its machined parts through Precision CNC up until June 2016. Precision CNC owns a non-controlling interest in the Company. For the three months ended September 30, 2017 and 2016, the amounts invoiced from Precision CNC totaled $0 and $0, respectively, and for the nine months ended September 30, 2017 and 2016, the amounts invoiced totaled $0 and $17,119, respectively, and consisted of rent and research and development expenses for machined parts.

On June 27, 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500. The Company recorded a loss on this transaction in the amount of $31,696. There were no accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 to Precision CNC.

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

In April 2017, the Company’s President forgave $112,797 of deferred salary. This amount was reclassified from accrued expenses to additional paid in capital during the nine months ended September 30, 2017.

NOTE 7 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the Warrants that were issued with the Debentures’ exercise price, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of September 30, 2017 and December 31, 2016, the aggregate outstanding principal amount of the two Debentures was $165,000. As of the date of this Quarterly Report, the Debentures were in default based on the July 31, 2017 maturity date. The Company has been in discussions with the holders to extend the maturity date or amend the terms of the Debentures.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bears 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders. The issuance costs were fully expensed in 2016. As of September 30, 2017, the loan balance was $150,000, and accrued interest related to the loan was $2,500. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016.

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

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a Convertible Promissory Note (the Bridge Offering). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of September 30, 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of September 30, 2017 was $2,360,000 (see Note 8) and the principal amount due was $1,841,908. The change in fair value resulted in income and a (charge) to earnings in the three and nine months ended September 30, 2017 of $205,793 and ($419,484), respectively.

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

The following tables set forth the Company’s condensed consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at September 30, 2017 and December 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	September 30, 2017	Level 1	Level 2	Level 3
Convertible bridge notes	$2,360,000	$-	$-	$2,360,000
Total	$2,360,000	$-	$-	$2,360,000

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$123,266	$-	$-	$123,266
Anti-dilution provision in common stock warrants included with preferred stock	52,904	-	-	52,904
Debenture embedded conversion feature	25,884	-	-	25,884
Anti-dilution provision in common stock warrants included with debentures	10,988	-	-	10,988
Total	$213,042	$-	$-	$213,042

There were no transfers between levels during the nine months ended September 30, 2017. However, in accordance with ASU 2017-11 Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815), the financial instruments previously classified and fair valued as derivative liabilities due to down round features, have been retrospectively adjusted by means of a cumulative-effect to the condensed consolidated balance sheet as January 1, 2017. The cumulative change effect of $388,667 is recognized as an adjustment of the opening balance of accumulated deficit for the year.

On March 31, 2017, the Company issued $1,218,152 of Convertible Promissory Notes (the “Notes”), closed an additional $423,756 of Notes by May 31, 2017, and closed another $200,000 in follow-on Notes as of August 28, 2017. The Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted. The fair value of the Bridge Notes was determined using various Monte Carlo simulations.

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

	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Convertible Bridge Notes	Total
Fair value, December 31, 2016	$123,266	$52,904	$25,884	$10,988	$-	$213,042
Reclassification of derivatives to equity upon adoption of ASU 2017-11	(123,266)	(52,904)	(25,884)	(10,988)	-	(213,042)
Issuances of debt	-	-	-	-	1,841,908	1,841,908
Accrued interest	-	-	-	-	111,108	111,108
Unamortized debt issuance costs	-	-	-	-	(12,500)	(12,500)
Net unrealized loss on convertible bridge notes	-	-	-	-	419,484	419,484
Fair value, September 30, 2017	$—	$—	$—	$—	$2,360,000	$2,360,000

The Company’s convertible bridge notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible bridge notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible bridge notes at September 30, 2017: dividend yield of -0-%, volatility of 90 – 95%, risk free rate of 1.55% and an expected term of 2.5 years.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the nine months ended September 30, 2017, the Company issued 18,738,195 shares of common stock valued at $470,279. Details of these issuances are provided below.

On February 27, 2017, the Company issued an aggregate of 15,000,000 shares of restricted common stock subject to forfeiture to its CEO and President. The expense of these shares is not recorded until the terms of forfeiture have been satisfied by the respective employees. Those terms of the stock issuances and forfeitures are materially as follows:

To fully earn 10,000,000 shares, the Company’s CEO must continue to serve with the Company for a period of at least 12 months, during which 12 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. To fully earn 5,000,000 shares, the Company’s President must continue to serve the Company as a senior executive on a full-time basis for a period of at least 18 months from December 2016, during which 18 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. If these conditions are not met, the executives may forfeit all of their shares at the discretion of the Board.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. In 2016, the proceeds were allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount was amortized to interest expense over the term of the redemption period (2 years), which would result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of September 30, 2017 and December 31, 2016 was $22,232 and $126,217, respectively. Interest expense related to the preferred stock discount for the nine months ended September 30, 2017 and 2016 was $103,985 and $102,923, respectively.

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

Warrants

The following is a summary of all outstanding common stock warrants as of September 30, 2017:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	1.75
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	3.10
Warrants issued in connection with a services contract	1,000,000	$0.20	2.58
Warrants issued in connection with a services contract	1,000,000	$0.35	2.58

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

For the nine months ended September 30, 2017, the charge to the condensed consolidated statement of operations for the amortization of stock option grants awarded under the Option Plans and 2016 Plan was $248,187.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2016 through September 30, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2016	6,115,480	$0.21	6.1
Options issued	800,000	$0.21	9.4
Options exercised	—	—	—
Options cancelled	—	—	—
Balance, September 30, 2017	6,915,480	$0.21	5.9

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, September 30, 2017	5,985,480	$0.21	5.7

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

Nine Months Ended September 30, 2017
Risk free interest rate	1.09%
Expected volatility	101.2%
Expected dividend yield	0%
Expected term in years	5.25
Average value per options	$0.12

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2017, the Company entered into two new Employment Agreements, the first with its Chairman and, as of July 2017, CEO; and the second with its previous CEO and, as of July 2017, President and General Counsel. The Chairman receives a $12,500 per month fee starting April 1 and continuing until the Company raises its next round of funding in the minimum amount of $5,000,000, at which time, his base salary will be increased to $350,000 per year. The President and General Counsel receives a $10,000 per month fee starting on April 1, and at such time that the Company raises its next round of funding in the minimum amount of $5,000,000, he will receive a base salary of $220,000 per year. Both agreements have provisions for a 12-month severance in the instance either executive is terminated without cause or after a change in control.

NOTE 12 - SUBSEQUENT EVENTS

On October 30, 2017, the Company extended the termination date of its Membership Interest Purchase Agreement (the “Purchase Agreement”) with Environmental Turnkey Solutions LLC (“ETS”) until January 2018 by cancelling $100,000 in notes receivable from ETS (See Note 1)

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

In connection with the Merger, the Company sold the former operating entity of Anpath, ESI, to three former officers and shareholders of Anpath in exchange for the return of 470,560 shares of common stock of the Company and ESI retaining all of the old liabilities of ESI including a litigation judgment. In December 2015, the Company officially changed its name to Q2Power Technologies, Inc. to reflect the new business direction of the Company – that of Q2P – after the Merger. In February 2016, the Company changed its fiscal year end from March 31 to December 31 to reflect the year-end of its operating Subsidiary, and up-listed its common stock to the OTCQB. The financial statements and footnotes to the financial statements reflect this change of fiscal year end. On August 18, 2017, the Company changed its name to Q2Earth, Inc.

Since May 2016, the Company began to pursue opportunities in business of manufacturing of compost and soils from biosolids and other waste streams. In the second quarter of 2017, the Company received and fulfilled its first paid services contract to provide a feasibility study for the manufacturing of soils from a large-scale development project; signed two letters of intent providing for an exclusivity period to acquire two separate compost manufacturing companies in the southeastern United States, and executed a definitive purchase agreement with one of those companies (described below).

Purchase Agreement. On August 28, 2017, the Company signed a definitive Membership Purchase Agreement (the “Purchase Agreement”) with Environmental Turnkey Solutions LLC (“ETS”) of Naples, Florida, and its three members to acquire 100% of the membership interests of ETS, and all subsidiaries wholly-owned by ETS.

ETS is a compost and soil manufacturing company founded in 2011 that operates in an area from the Florida Keys to Sarasota, Florida. ETS is currently generating approximately $8 million revenue and $1.8 million EBITDA on an annualized basis, not including forecasted growth from recently signed contracts and a facility acquisition that could substantially increase their operating revenue and earnings over the following 12 months. The company’s assets include land and improvements, equipment, proprietary know-how and tradenames, long-term contracts and extensive customer lists. ETS’ principals have collectively over 90 years experience in waste management, organics recycling, compost manufacturing, and logistics. ETS’ CEO, Anthony Cialone, will become Executive Vice President of the Company upon closing, under a two-year agreement with renewal options.

Consideration under the Purchase Agreement includes $2.5 million cash subject to adjustment based on net accounts receivable at closing, $3.5 million in sellers’ notes which are payable to the sellers within nine months of closing, and $4.5 million in Q2Earth common stock valued at $0.15 per share, which is at or above current market prices. ETS also has a $1.5 million earnout payable in common stock if ETS achieves greater than $2.5 million in annual run rate adjusted EBITDA over a six-month period within 12 months after closing. Approximately $725,000 of the purchase price will be held in escrow to assure performance under certain representations and warranties in the Purchase Agreement, in addition to other indemnification obligations of the sellers. The Company will assume approximately $2.5 million in commercial equipment loans and $1.5 million in a real property loan.

Closing is conditioned on delivery of the purchase price to the sellers, signing of two-year Employment Agreements and 18-month stock Lock-Up Agreements with ETS’ principal manager, completion of ETS’ two-year audited financial statements and September 30 financial GAAP review, consents from ETS’ lenders and landlord to the change in control, and the Company securing financing required to close the transaction.

The Purchase Agreement contains standard representations and warranties from both parties, as well as pre-closing covenants including three-year non-compete agreements with all the principals. Indemnification is subject to a $100,000 basket and a $2.4 million cap, except for certain specified indemnities. There were no brokers involved with the transaction. The parties anticipate closing the Purchase Agreement in the fourth quarter of 2017.

Sale of Engine Technology. On August 14, 2017, the Company closed a Technology Transfer and Assignment Agreement (the “Transfer Agreement”) with Phoenix Power Group LLC (“Phoenix”) to transfer to Phoenix all of the Company’s technology and materials associated with Q2P’s external combustion engine, controls and auxiliary systems (the “Q2P Technology”), developed both in conjunction with its license agreement with Cyclone Power Technologies, Inc. (“Cyclone”) and such other Q2P Technology developed independently from the license agreement. Pursuant to a consent from Cyclone, the Company also transferred and assigned the license agreement to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

Moving forward, the Company intends focus entirely on the business of compost and engineered soils manufacturing and sales.

Bridge Offering. In May 2017, the Company completed its Convertible Promissory Note “Bridge” offering (the “Bridge Offering”) with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. The Company raised an additional $200,000 in a follow-on Bridge Offering on the same terms in September 2017. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through the first quarter of 2018, including advancing its strategy to acquire cash-flowing composting businesses.

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

In 2016, the Company, ERTH Products LLC and Exceptional Products Inc. (the “ERTH Companies”), entered into a letter of intent (the “LOI”) contemplating the acquisition of the ERTH Companies by the Company. The ERTH Companies, based in Georgia, manufacture agricultural compost and engineered soils for the construction industry from waste water biosolids. The Company also added Wayne King Sr., the founder of the ERTH Companies, to the Company’s Board of Advisors. The exclusivity period of this LOI has been extended from September 30, 2017 until September 30, 2018 by agreement of the parties.

In August 2017, the Company and ETS signed a definitive Purchase Agreement to acquire all of the membership interests in ETS. Consideration under the Purchase Agreement includes $2.5 million cash subject to adjustment based on net accounts receivable at closing, $3.5 million in sellers’ notes which are payable to the sellers within nine months of closing, $4.5 million in Q2Earth common stock valued at $0.15 per share, and a $1.5 million stock earnout. The Company will assume approximately $2.5 million in commercial equipment loans and $1.5 million in a real property loan. A more detail description of this transaction is provided above in Overview – Purchase Agreement.

During the second half of 2017, the Company expects to advance its plans to consolidate companies in the compost and soil manufacturing business by completing these or other acquisitions. Management believes these plans have a greater likelihood of success since the completion of its Bridge Offering earlier in the year, as the Company now has funding to staff diligence operations and advance contract negotiations, and to set up at least one of these acquisitions for a possible closing in the fourth quarter of 2017.

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

In connection with these new plans the Company began to phase out its R&D overhead in 2016, including scaling back all of its engineering and technical personnel in order to dedicate more resources to pursuing partnerships and acquisitions in the compost industry.

In January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group (“Phoenix”), a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer utilizing the Company’s technology, and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system. This release from performance was recorded as a component of gain from extinguishment of liabilities in the nine months ended September 30, 2017.

In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. Management reviewed the accounting treatment for discontinued operations in connection with this transaction and determined that such treatment would not be appropriate due to the Company’s gradual re-focusing of its business away from technology development over an 18 month period, which resulted in a minimal financial impact on the Company’s operations and financial results upon the consummation of this transaction.

From October 1 through December 31, 2017, management expects to spend approximately $250,000 on operations, not including funds required to close the previously discussed or future acquisitions, which may require as much as $10 million in capital to complete if all potential targets are included. Our average monthly burn-rate through the end of the year, not including acquisition costs, is approximately $75,000 per month. Additional amounts will be spent on signing LOI’s containing exclusivity periods with potential acquisition targets.

In May 2017, the Company completed its Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. In September 2017, the Company raised an additional $200,000 in a follow-on Bridge Offering on the same terms. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through the first quarter of 2018, which includes advancing its strategy to acquire cash-flowing composting businesses, but not enough for closing the ETS acquisition expected to be closed in Q4 2017. Consummation of these acquisitions would require up to $10 million in additional capital, which management is in the process of securing.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations for the three months ended September 30, 2017 vs. 2016

During the quarter ended September 30, 2017, the Company recorded revenue of $17,953 from the completion of a service agreement in the soil business. The Company had no revenue in the quarter ended September 30, 2016.

The Company recorded loss from operations of $331,822 in the quarter ended September 30, 2017, a decrease of $34,487 (9%) from our loss from operations of $366,309 in the same period in 2016. Additionally, the Company recognized additional interest expense in the 2017 period, which was offset by a gain on the change in fair value of the convertible bridge notes of $205,793 and a gain on extinguishment of liabilities of $98,575, that resulted in a net loss of $286,674 for the three months ended September 30, 2017, a decrease of $100,935 (26%) from our net loss of $387,609 for the same period in 2016. Some of the principal factors behind these results included, higher professional fees, higher interest as well as the change in fair value of the convertible bridge notes.

As noted above, included in the expenses for the quarter ended September 30, 2017 and 2016 were the following material items: professional fees increased to $217,352 in 2017, from $176,771 in the prior year period (23%) due to the Company’s acquisition strategy and the fact that its CEO and President received their pay in the form of consulting fees in 2017; and research and development decreased to $0 in 2017 from $43,154 in the previous year period (100%) due to the termination of R&D activities at the end of 2016.

Statement of Operations for the nine months ended September 30, 2017 vs. 2016

During the nine months ended September 30, 2017, the Company recorded $55,933 in revenue from the completion of a service agreement in the soil business. The Company recorded $40,000 in revenue in the same period in 2016.

The Company recorded loss from operations of $1,079,234 in the nine months ended September 30, 2017, a decrease of $615,291 (36%) from our loss from operations of $1,694,525 in the same period in 2016. Additionally, the Company recognized additional interest expense in the 2017 period, and a net loss on the change in fair value of the convertible bridge notes of $419,484, which were offset by a gain on extinguishment of liabilities of $456,720, that resulted in a net loss of $1,437,777 for the nine months ended September 30, 2017, an increase of $254,546 (22%) from our net loss of $1,183,231 for the same period in 2016. Some of the principal factors behind these results included, lower payroll, higher professional fees and no R&D expenses, as well as the settlement of liabilities and change in fair value of the convertible bridge notes in 2017.

As noted above, included in the expenses for the nine months ended September 30, 2017 and 2016 were the following material items: payroll decreased to $187,117 in 2017 from $512,561 in the prior year (63%), which was principally due to the reduction of staff and management in 2017. Professional fees increased to $770,480 in 2017, from $692,416 in the prior year period (11%) due primarily to the Company’s increased investment and acquisition related activities in the 2017 period; and research and development decreased to $0 in 2017 from $355,884 in the previous year period (100%) due to the termination of R&D activities at the end of 2016.

Balance Sheet

Material changes in the Company’s balance sheet at September 30, 2017 over December 31, 2016 included: closing of $1,650,000 in the Company’s Bridge Offering through in September 2017 (not inclusive of an additional conversion of $191,908 in previously recorded notes, advances and payables from three board members and three investors for a total issuance of Bridge Offering debentures of $1,841,908); a decrease of $731,243 in accounts payable and accrued expenses (including the sale of the Q2P Technology in exchange for a release on $162,500 in liabilities) which includes settlements and conversions of accounts payable and accrued expenses with property and equipment, licensing rights in Cyclone and common stock, ; a decrease of $300,000 in deferred revenue from the transfer of the MagneGas Agreement and release from the Phoenix agreement; and $100,000 in loans to ETS, not including an additional $150,000 in deposits paid under the Purchase Agreement. Total liabilities as of September 30, 2017 were $2,752,265, as compared to $1,778,703 as of December 31, 2016.

Primarily as a result of the $1,437,777 net loss for the nine months ended September 30, 2017, accumulated deficit was $8,689,549, at September 30, 2017, resulting in total stockholders’ deficit at the period end of $2,624,748.

Results of Operations

Between July 2014 and mid-2016, the Company through Q2P primarily devoted its efforts to commercializing the Q2P engine and CHP system, developing its waste-to-power business model, and recruiting executive management and key employees. Starting in the second half of 2016, the Company began to phase out its R&D operations, and in August 2017, sold its old engine technology. The Company is now entirely focused on promoting its compost manufacturing business model, including providing soil management services to one customer and acquiring other compost manufacturing companies. As a new entity, the Company has limited current business operations and nominal assets. The Company currently operates at a loss with minimal to no revenue.

Since the change in business direction to focus on strategic partnerships and acquisitions in the compost and soil manufacturing space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $75,000 per month by laying-off engineering employees and terminating our R&D budget, which is off-set in part by added expenses in connection with our acquisition plans. As of the date of this Report, our CEO and President are receiving fees as consultants, even though they spend virtually all of their time on Company operations. We also have one additional financial consultant, who serves as the Principal Accounting Officer. Other expenses include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced $423,179 in payables with settlements of stock and assets over the past year.

The net loss for the nine months ended September 30, 2017 of $1,434,777 was off-set primarily by non-cash operating expenses of: $248,187 in stock option grants and related amortization expense, $419,484 from the net change in fair value of the bridge subscriptions, $456,720 in gain from extinguishment of liabilities, $209,600 in restricted shares used for outside services, $23,060 of depreciation and amortization, and a $5,361 net decrease in accounts payable and accrued expenses. As a result, net cash used in operating activities amounted to $884,289 in the first three quarters of 2017.

With respect to our technology, in January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group, a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer, and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment, and agreed to certain royalty fees payable to the Company for sales of the engine and system. In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix.

Financial Condition, Liquidity and Capital Resources

The Company believes its funds as of the date of this filing are sufficient to support operations through at least the first quarter of 2018, and possibly into the second quarter of 2018. However, the Company will need to raise additional capital to close its initial acquisitions and support operations through the end of 2018; therefore, management believes there is currently substantial doubt about its ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements.

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

Bridge Financing. In May 2017, the Company completed its Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. In September 2017, the Company completed an additional $200,000 follow-up Bridge Offering on the same terms.

The Convertible Promissory Notes (the “Notes”) convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted.

The Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the earliest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Bridge Offering.

Funds from the Bridge Offering will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and operating capital through the first quarter of 2018. A limited portion of the funds have also been used to eliminate liabilities on the Company’s balance sheet.

The Bridge Offering was led by two accredited investors, and joined by approximately 25 additional accredited investors which included the Company’s Directors. Management conducted the Bridge Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Bridge Offering and debt settlements were issued pursuant to an exemption from registration under Section 4(a)(2) under the Securities Act of 1933.

 Company’s Prior Financings.

Subsequent to the Merger into the public company, the Company raised $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable after two years if not converted, and has no voting rights until converted to common stock. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of September 30, 2017.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of September 30, 2017 and December 31, 2016 for the Cyclone licensing rights were $0 and $69,271, respectively. The licensing rights were amortized over its estimated useful life of 4 years.

Accumulated amortization for the periods ended September 30, 2017 and December 31, 2016 was $127,604 and $105,729, respectively. The net balances as of September 30, 2017 and December 31, 2016 for the Phoenix deferred revenue were $0 and $250,000, respectively, due to the release of this contract liability item with the transfer of the Magnegas contract to Phoenix in January 2017.

In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the September 30, 2017 and December 31, 2016 condensed consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of September 30, 2017, the Company had an accumulated deficit of $8,689,549. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2017.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of September 30, 2017, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness is disclosed below:

●	Management is understaffed to perform the necessary period-end accounting and financial reporting, including preparation of the required financial statements and related disclosures, in a timely manner.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of September 30, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting this material weakness. Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the addition of accounting resources and the continued development of proper accounting policies and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, other than described below, in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by the Company in the third fiscal quarter of 2017 and up to the date of filing that have not been previously reported.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

As of the date of filing this Report, the Company was in default under its convertible debentures in the principal amount of $165,000. The Company is in discussions with this lender to amend the terms of this debt.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS AND FINANCAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of September 30, 2017 (unaudited) and December 31, 2016

Condensed Consolidated Statements of Operations of the Company for the three and nine months ended September 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the nine months ended September 30, 2017 and 2016 (unaudited)

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

Q2EARTH INC.

Date:	11/14/17	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date:	11/14/17	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer

