Form 10-K
period 2017-12-31
Q2Earth Inc.
filed 2018-04-09
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[X]

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

March 31, 2018 - $1,749,053. There are approximately 31,800,967 shares of common voting stock of the Registrant beneficially owned by non-affiliates on March 31, 2018. There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing bid price of $0.055 per share of the Registrant’s common stock on the OTCQB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 9, 2018:	Common – 48,384,009

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

PART I

ITEM 1. BUSINESS

In this Annual Report, references to “Q2Earth,” the “Company,” “we,” “our,” “us” and words of similar import refer to Q2Earth, Inc., the Registrant, a Delaware corporation. References to “Q2P” or the “Subsidiary” refer to Q2Power Corp., a Delaware corporation, our subsidiary and former operating company.

Organizational History and Merger with Q2P

The Company, formerly known as Anpath Group, Inc. (“Anpath”), was organized pursuant of the laws of the State of Delaware on August 26, 2004. On January 10, 2006, the Company completed the acquisition of EnviroSystems Inc., a Nevada corporation (“ESI”), pursuant to which ESI became a wholly-owned operating subsidiary of the Company. The Company conducted all its business through ESI, and on January 12, 2007, changed its name to Anpath. Effective August 5, 2015, Anpath effected a one for seven (1 for 7) reverse split of our outstanding common stock (the “Reverse Split”). All computations contained herein take into account the Reverse Split.

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

In December 2015, the Company officially changed its name to Q2Power Technologies, Inc. to reflect the new business direction of the Company – that of Q2P, namely the development of waste heat and waste fuel-to-power systems – after the Merger. In February 2016, the Company changed its fiscal year end from March 31 to December 31 to reflect the year-end of its operating Subsidiary, and up-listed its common stock to the OTCQB. The financial statements and footnotes to the financial statements reflect this change of fiscal year end.

In August 2017, the Company sold its waste-to-power technology to a licensee and focused its efforts and resources to the pursuit of acquisitions of the companies and assets in the business of compost and soil manufacturing. This business model arose from the work the Company was doing with wastewater treatment plants and other external factors that led its Board to believe that opportunities would present the most beneficial path forward for the Company and its shareholders. In June 2017, the Company changed its name to Q2Earth, Inc. to better reflect its new business model.

Q2P’s Prior Waste-to-Power Business

Q2P was originally formed as a Florida limited liability company by Cyclone Power Technologies, Inc. (“Cyclone”) to pursue development and commercialization of its patented waste heat recovery engine. In July 2014, Q2P commenced operations as an independent company after receiving its initial round of funding and signing a formal Separation Agreement with Cyclone. From then until the end of 2016, the business of Q2P was the development of waste heat and waste fuel-to-power systems based on core technology licensed from Cyclone on a worldwide exclusive basis for 20 years, with two 10-year renewal terms.

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

Current Business Model: Compost and Engineered Soils

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

The composting industry is highly fragmented, comprised of over 5,000 facilities throughout the United States, most of which are small in size and supplying varying product qualities. An estimated $5.6 billion in compost is sold annually in the United States, according to the U.S. Compost Council, but less than 10% of farms nationwide currently utilize compost to supplement top soil and reduce chemical and water requirements. New applications for compost such as engineered soils used in general construction, infrastructure projects, land reclamation, sod and turf farms and other green landscape projects are creating additional business opportunities globally.

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

Acquisition and Funding Strategy. The Company seeks to acquire companies and assets in the compost and soils sector. These targets include both operating compost facilities and independent sales companies with established distribution and product brands. Through a mixture of these acquisitions located in key regions, management believes we can grow rapidly but prudently.

The Company is currently in discussions and has letters of intent, terms sheets, exclusivity agreements and other agreements with multiple potential acquisition targets, which it may acquire solely or in connection with strategic partners. Initial acquisitions include leaders in the industry with well-run facilities focused on end product (i.e., compost and soil) production and sales, and established brands, and well as companies that demonstrate qualities that, given proper funding and management, could become leaders in the field. Management believes that other future acquisition targets may include undervalued facilities in key locations that, through better management and more focus on end product production, management believes can become profitable in a short period of time.

Bridge Financing. In connection with this plan, on March 31, 2017, the Company closed the initial $1,050,000 in its Convertible Promissory Note “Bridge” offering (the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of the end of 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round.

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

Funds from the Bridge Offering have been used over the last year to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering. The Bridge Offering was led by two accredited investors and joined by 29 additional accredited investors which included the Company’s Directors. Management conducted the Bridge Offering and no broker fees were paid in connection with the initial closing.

Future Financing. Management is currently working on securing the next round of funding needed to close the initial projected acquisitions. We believe this round would be a minimum of $10 million inclusive of debt and equity securities, and be consummated sometime in 2018 at a valuation to be determined based on the consolidated pro-forma revenue/EBITDA projections of initial acquisitions. Management can make no guaranty that such financing can be completed on terms acceptable to the Company if at all.

Business of Compost and Soils

Tipping Fees. The business of composting, especially biosolids, has historically been driven by tipping fees – the amount paid to the compost facility to haul and receive waste products. In the case of biosolids, tipping fees range from $35 to $60 (or more based on location) per ton, with $44 per ton being the average. In the case of yard or “green” waste, these fees are significantly less, ranging from $4 per ton to $8 per ton. A medium to large compost facility may accept between 100 and 200 tons of biosolids per day, or between 30,000 and 60,000 tons per year. A facility accepting yard waste may take in up to 10 times that amount per day.

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

Product Sales. For many compost facilities (especially those that work with biosolids), margins made on tipping fees drive their business model, and little effort or expense is made on producing a quality and consistent end product. For these facilities, limited additional revenue and margin is made on the back end – at times only about 10% to 20% of their revenue is from soil sales. They may give away product to landfills for cover or sell it to farmers for prices between $4 and $8 per cubic yard on average.

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

Business Plan and Value Appreciation Strategy

The Company believes that by creating a regional or, ultimately, nationwide footprint of composting facilities that can manufacture consistent, quality product, combined with strong sales and marketing strategies, we can create substantial added value from acquired assets. When combined with a solid acquisition plan backed by the proper financial partners and executed by an experienced team, management believes there is great potential for building a dominant company in this sector over the next two to three years, with further significant growth opportunities in the following years.

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

Sales Channels/Distribution. Current sales of compost and soils predominately involve selling to one farm at a time / one project at a time. The trend in farmland is moving towards PE and REIT owned assets, which creates the ability to negotiate long-term compost sales with corporate customers, and acquire composters strategically located where these large customers control land. The Company will seek to develop nationwide marketing and sales channels with large corporate customers, government agencies, etc. Marketing is a major component of compost sales that seems to be lacking in the industry and can result in significant strides in organic growth in management’s opinion.

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

Letters of Intent and Pending Acquisition Agreements

The Company currently has three letters of intent and/or exclusivity agreements with three compost manufacturing companies in Florida, Georgia and Texas. Management is in different stages of due diligence and definitive contract negotiation with these companies, with the intention of having all three companies in a position to close under acquisition in 2018. Management can make no guaranty that these acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of the Company.

In additional to the letters of intent, in August 2017 the Company and Environmental Turnkey Solutions LLC (“ETS”) signed a definitive Purchase Agreement to acquire all of the membership interests in ETS. Consideration under the Purchase Agreement includes $2.5 million cash subject to adjustment based on net accounts receivable at closing, $3.5 million in sellers’ notes which are payable to the sellers within nine months of closing, $4.5 million in Q2Earth common stock valued at $0.15 per share, and a $1.5 million stock earnout. The Company will assume approximately $2.5 million in commercial equipment loans and $1.5 million in a real property loan. This agreement was supposed to close in the first quarter of 2018; however, due to items that Management uncovered in due diligence, and the complications such findings caused to our fund raising process, Management provided the owners of ETS with a revised valuation and purchase price offer in the first quarter of 2018. This revised offer has not been accepted to date, and as a result, our Board has decided to defer the closing of this transaction until a later date, if at all.

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

Applications/Sectors for Compost Sales. The applications for agricultural compost and engineered soils are wide and growing. Engineered soils (sometimes called manufactured soils) are blends of soil, soil components and soil-like material used in horticulture, landscape, construction and site restoration applications. Using engineered soils allows for “tailoring” of soil properties to specific needs. Soil blending is performed at a production scale across the U.S., generating millions of cubic yards of product annually. Compost is a primary component of engineered soils, typically comprising 1/3 of its volume.

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

Engine Development. On August 8, 2017, the Company sold the intellectual property developed in connection with the Q2P Engine and the CHP System to Phoenix Power Group, in consideration for value of approximately $162,500 comprised of payment and elimination of certain payments to the Company’s vendors. This intellectual property consisted of designs, drawings, manufacturing processes, and potentially patentable technology, as well as a license agreement with Cyclone Power Technologies.

Patents. The Company currently does not hold any patents.

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

Trademarks. We have received approval from the USPTO for use of our Q2P and Q2Power trademarks. We acquired from Cyclone the U.S. trademarks for “WHE”, WHE Generation” and “Generation WHE” in connection with our Separation Agreement. The Company is not currently using any of these marks.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act, like we are, to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

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

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have two full-time employees, and one part-time employee.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their Internet site www.sec.gov.

Item 1a. Risk Factors

A number of factors could affect the business of the Company, which include the following:

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

WE WILL REQUIRE ADDITIONAL FINANCING.

For the foreseeable future, we expect to rely upon funds raised from current convertible debt financing and future debt or equity offerings to provide initial seed capital and further operating capital for the Company. As of the filing of this Report, management forecasts that it has operating capital to last through the second quarter of 2018, but we will need to complete a future larger funding in order to complete our expected acquisitions. Therefore, we will have to obtain additional financing in order to expand our business consistent with our proposed operations and plan. There can be no guarantee that additional funds will be available when and if needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail or cease operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our planned operations and our shareholders’ investment.

WE REMAIN AT RISK REGARDING OUR ABILITY TO CONDUCT SUCCESSFUL OPERATIONS.

The results of our operations will depend, among other things, upon our ability to complete acquisitions, integrate their operations and culture into a cohesive unit, and manage and grow those operations. Further, it is possible that our operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders or debtors to be impaired or lost. Our acquisitions are in various stages of development and our management team has not yet been fully formed. Some of our projects may not be completed in time to allow production or marketing due to the inherent risks of product development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

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

The integration of businesses, personnel, product lines and processes can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

Our sales cycles may be long.

We expect that the period between our initial contact with a potential customer for new products such as engineered soils and the purchase of our products may be long and subject to delays associated with the budgeting, approval, and competitive evaluation processes which frequently accompany such projects. We believe that a customer’s decision to purchase our products may be discretionary and is influenced by budgetary cycles or forces such as commodity costs. Further, industries such as construction are historically cyclical, and to the extent we focus manufacturing and sales resources on products geared towards these markets, we could experience a material effect on our revenue and profitability if we are caught in a market downturn.

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

Limited Marketability, Transferability and Liquidity. There is a limited market through which our common stock may be sold and transfer of these shares is subject to significant restrictions. Unless our shares are registered with the Securities and Exchange Commission and any required state authorities, or an appropriate exemption from registration is available, a holder of the shares may be unable to liquidate an investment in such securities, even though his or her personal financial condition may dictate such a liquidation. In addition, the shares will likely not be readily acceptable as collateral for loans. Therefore, prospective stockholders who require liquidity in their investments should not invest in our common stock.

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

We WILL need TO raise capital WHICH WILL CAUSE DILUTION.

We are currently operating at a loss and intend to increase our operating expenses significantly as we complete acquisitions and expand our development and marketing. We expect that the proceeds received from the sale of convertible debt securities will not be sufficient to fund day-to-day operations longer than through the second quarter of 2018 and will not allow us to consummate all of the acquisitions we have planned. After operations begin, the operating expenses will be significant and the Company will have to generate substantial revenues to achieve profitability. As a result, we may never achieve or sustain profitability, which would cause the value of our shares  to decline. Additionally, we may encounter unforeseen costs that could also require us to seek additional capital. We currently do not have any permanent arrangements or credit facilities in place as a source of funds should this need arise, and there can be no assurance that we will be able to raise sufficient, if any, additional capital, nor is there any assurance that we will be able to raise such capital on acceptable terms. Any additional financing may result in significant dilution to existing shareholders.

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

THERE IS SUBSTANTIAL DOUBT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2017 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital.

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

The Company has 600 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding with a purchase value of $600,000, held by two institutional investors. The Preferred Stock converts into common stock at $0.10 per share, per a March 2018 amendment, subject to price protection provisions in the instance certain shares are issued at a lower price. The Preferred Stock must be redeemed by the Company if not converted prior to July 31, 2018, per the 2018 amendment. Holders of the Preferred Stock have additional rights to approve extraordinary transactions, including a sale or merger, additional debt and other similar items. The holders of the Preferred Stock can control significant influence over the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None. Not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company currently conducts its business from offices in Palm Beach, Florida. The Company has no formal agreement for this space which is leased by Greenblock Capital, a company for which our President is also Managing Director, but owns no equity or voting position. In 2017, the Company also leased temporary office space in Atlanta, Georgia from a company that our CEO was previously an executive. The Company pays $500 per month for this space, which it believes to be market rates.

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

When the Company sold the ESI subsidiary to three former shareholders following the Merger, that company had a judgment against it from a litigation brought in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses. On April 10, 2015, the Court entered judgment against ESI in favor of the plaintiff. Claims made by the plaintiff against AnPath (the Company at that time) and certain of the officers and directors of Anpath at that time were dismissed by the Court. The Company does not believe it has any liability in this matter, and that the judgment was properly retained by ESI in the sale; however, the judgment is to the knowledge of management still outstanding and management cannot guaranty that it will not be brought back into the litigation or collection efforts in the future.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of the years 2016 and 2017. These bid prices were obtained from OTC Markets Group, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2016 through March 31, 2016	$0.65	$0.25
April 1, 2016 through June 30, 2016	$0.34	$0.10
July 1, 2016 through September 30, 2016	$0.21	$0.05
October 1, 2016 through December 31, 2016	$0.09	$0.01
January 1, 2017 through March 31, 2017	$0.14	$0.03
April 1, 2017 through June 30, 2017	$0.17	$0.10
July 1, 2017 through September 30, 2017	$0.17	$0.11
October 1, 2017 through December 31, 2017	$0.15	$0.08

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

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

Holders

The number of record holders of our common stock as of the date of this Annual Report is 304. This figure does not include approximately 450 beneficial owners who may hold their shares in “street name,” based on a recent NOBO list.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, stock appreciation rights and common stock awards*	Weighted-average exercise price of outstanding options, stock appreciation rights and common stock awards	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	6,915,480	$0.21	1,084,520
Total	6,915,480	$0.21	1,084,520

●	All securities in this table are issued under the Company’s 2014 Founder’s Stock Option Plan, 2014 Employee Stock Option Plan, and the 2016 Omnibus Plan. All securities are common stock options, stock appreciation rights and stock awards. There are no warrants or other securities issued under these plans.

Recent Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities by the Company in 2017 and 2018 up to the date of filing that were not previously reported in Form 10-Q or 8-K filings. Further, the following table does not reflect sales of unregistered securities made by Q2P prior to the consummation of the Merger.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report.

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

Since May 2016, the Company began to pursue opportunities in business of manufacturing of compost and soils from yard waste, biosolids and other waste streams. In the second quarter of 2017, the Company received and fulfilled its first paid services contract to provide a feasibility study for the manufacturing of soils from a large-scale development project; signed two letters of intent providing for an exclusivity period to acquire two separate compost manufacturing companies in the southeastern United States, and executed a definitive purchase agreement with one of those companies (described below).

Pending Purchase Agreement with ETS. On August 28, 2017, the Company signed a definitive Membership Purchase Agreement (the “Purchase Agreement”) with Environmental Turnkey Solutions LLC (“ETS”) of Naples, Florida, and its three members to acquire 100% of the membership interests of ETS, and all subsidiaries wholly-owned by ETS. ETS is a compost and soil manufacturing company founded in 2011 that operates in an area from the Florida Keys to Sarasota, Florida.

Consideration under the Purchase Agreement included $2.5 million cash subject to adjustment based on net accounts receivable at closing, $3.5 million in sellers’ notes which are payable to the sellers within nine months of closing, and $4.5 million in Q2Earth common stock valued at $0.15 per share, which is at or above current market prices. ETS also had a $1.5 million earnout payable in common stock if ETS achieves greater than $2.5 million in annual run rate adjusted EBITDA over a six-month period within 12 months after closing. This agreement was supposed to close in the first quarter of 2018; however, due to items that Management uncovered in due diligence, and the complications such findings caused to our fund raising process, Management provided the owners of ETS with a revised valuation and purchase price offer in the first quarter of 2018. This offer has not been accepted to date, and as a result, our Board has decided to defer the closing of this transaction until a later date, if at all.

Additional Term Sheets and Exclusivities. The Company currently has three letters of intent and/or exclusivity agreements with three compost manufacturing companies in Florida, Georgia and Texas. Management is in different stages of due diligence and definitive contract negotiation with these companies, with the intention of having all three companies in a position to close under acquisition in 2018. Management can make no guaranty that these acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of the Company.

Sale of Engine Technology. On August 14, 2017, the Company closed a Technology Transfer and Assignment Agreement (the “Transfer Agreement”) with Phoenix Power Group LLC (“Phoenix”) to transfer to Phoenix all of the Company’s technology and materials associated with Q2P’s external combustion engine, controls and auxiliary systems (the “Q2P Technology”), developed both in conjunction with its license agreement with Cyclone Power Technologies, Inc. (“Cyclone”) and such other Q2P Technology developed independently from the license agreement. Pursuant to a consent from Cyclone, the Company also transferred and assigned the license agreement to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the consolidated statement of operations for the year ended December 31, 2017.

Moving forward, the Company intends focus entirely on the business of compost and engineered soils manufacturing and sales.

Bridge Offering. In May 2017, the Company completed its Convertible Promissory Note “Bridge” offering (the “Bridge Offering”) with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. The Company raised an additional $200,000 in a follow-on Bridge Offering on the same terms in September 2017. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through the second quarter of 2018, including advancing its strategy to acquire cash-flowing composting businesses.

A. Plan of Operation

In the second half of 2016, the Company announced that it had taken several important steps to expand its business model into the commercial composting and sustainable soils sector. This included starting an alliance with a leading company in this space based in Georgia and adding a key advisor with over 40 years of experience in this industry to our team. Two of the Company’s independent Directors also have significant experience and contacts in waste water, biosolids, waste management and other areas that are synergistic and overlapping with composting.

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

In August 2017, the Company and ETS signed a definitive Purchase Agreement to acquire all of the membership interests in ETS. Consideration under the Purchase Agreement includes $2.5 million cash subject to adjustment based on net accounts receivable at closing, $3.5 million in sellers’ notes which are payable to the sellers within nine months of closing, $4.5 million in Q2Earth common stock valued at $0.15 per share, and a $1.5 million stock earnout. The Company would assume at closing approximately $2.5 million in commercial equipment loans and $1.5 million in a real property loan. Currently, the closing of this transaction is in doubt, and a more detail description of this transaction and its possibility of closing is provided above in Overview – Pending Purchase Agreement with ETS.

The Company currently has three letters of intent and/or exclusivity agreements with three compost manufacturing companies in Florida, Georgia and Texas. Management is in different stages of due diligence and definitive contract negotiation with these companies, with the intention of having all three companies in a position to close under acquisition in 2018. Management can make no guaranty that these acquisitions will close doe to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of the Company.

In connection with these new plans the Company began to phase out its R&D overhead in 2016, including scaling back all of its engineering and technical personnel in order to dedicate more resources to pursuing partnerships and acquisitions in the compost industry. This process was completed in 2017 as discussed below.

In January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group (“Phoenix”), a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer utilizing the Company’s technology and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment and agreed to certain royalty fees payable to the Company for sales of the engine and system. This release from performance was recorded as a component of gain from extinguishment of liabilities in the consolidated statement of operations for the year ended December 31, 2017.

In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the consolidated statement of operations for the year ended December 31, 2017. Management reviewed the accounting treatment for discontinued operations in connection with this transaction and determined that such treatment would not be appropriate due to the Company’s gradual re-focusing of its business away from technology development over an 18 month period, which resulted in a minimal financial impact on the Company’s operations and financial results upon the consummation of this transaction.

In May 2017, the Company completed its Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. In September 2017, the Company raised an additional $200,000 in a follow-on Bridge Offering on the same terms. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering are sufficient to provide for operations for the Company through the second quarter of 2018, which includes advancing its strategy to acquire cash-flowing composting businesses, but not enough for closing proposed acquisitions.

Management is currently working on securing the next round of funding needed to close the initial projected acquisitions, but can make no guaranty that such financing can be completed on terms acceptable to the Company, if at all.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016.

Statement of Operations

During the year ended December 31, 2017, the Company generated $74,759 of sales related to the completion of Phase I and II of a soil manufacturing feasibility study contract. During the year ended December 31, 2016, the Company generated $40,000 of sales related to the Company completing its first milestone under a contract with a customer for a waste liquid fuel-to-power system. Cost of sales during these periods was $63,297 and $7,172, respectively.

The Company recorded total expenses of $1,336,580 in the year ended December 31, 2017, a decrease of $7,435,558 (36%) from our total expenses of $2,080,138 for the year ended December 31, 2016. This decrease in expenses resulted in a loss from operations of $1,325,118 in 2017, down from $2,047,310 (35%) in the previous year period. Some of the principal reasons behind the lower expenses and loss from operations in 2017 over the previous year included the significantly reduced R&D operations and the termination of many of the Company’s engineering and technical personnel in the second half of 2016 due to limited funds.

Included in the expenses for 2017 and 2016 were the following material items: Payroll decreased to $265,473 in 2017 from $583,949 in the prior year (55%) due to fewer people employed by the Company and the two executives being paid as consultants through most of 2017. Professional fees decreased to $876,372 from $988,848 in the prior year (11%) due to reduced legal costs and one less consultant retained in 2017. Research and development decreased to $0 in 2017 from $352,583 in the previous year (100%) primarily due to the full scale back of these operations during the second half of 2016.

In total, the Company incurred a net loss of $2,718,205 in 2017 compared to $1,497,723 in 2016, an increase of $1,220,482. The change in net loss was due to the higher operating expenses in 2016, as described above, offset by a change in the fair value of the bridge subscription of $1,254,379 in 2017, whereas in 2016, the Company recorded a gain on derivative liabilities of $808,011.

Balance Sheet

Material changes in the Company’s balance sheet in 2017 over 2016 were due in part to the following transactions and events: closing of $1,650,000 in the Company’s Bridge Offering in September 2017 (not inclusive of an additional conversion of $191,908 in previously recorded notes, advances and payables from three board members and three investors for a total issuance of Bridge Offering debentures of $1,841,908); a decrease of $739,519 in accounts payable and accrued expenses (including the sale of the Q2P Technology in exchange for a release on $168,000 in liabilities) offset by settlements and conversions of accounts payable and accrued expenses of $67,040; and a decrease of $300,000 in deferred revenue from the transfer of the MagneGas Agreement and release from the Phoenix agreement.

Primarily as a result of these transactions, and specifically the Bridge Offering, the Company’s total liabilities in 2017 increased to $3,556,459 from $1,778,703 in 2016. Accumulated deficit at December 31, 2017 was $9,969,974 as compared to $6,863,102 at the end of 2016, resulting from the continued net loss, and off-set in part by the change in the fair value of the bridge subscription.

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

Since the change in business direction to focus on strategic partnerships and acquisitions in the compost and soil manufacturing space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $75,000 per month by laying-off engineering employees and terminating our R&D budget, which is off-set in part by added expenses in connection with our acquisition plans. As of the date of this Report, our CEO and President are receiving fees as consultants, even though they spend virtually all of their time on Company operations. We also have one additional financial consultant who serves as the Principal Accounting Officer. Other expenses include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced $423,179 in payables with settlements of stock and assets over the past year.

The net loss for the year ended December 31, 2017 of $2,718,205 was off-set primarily by non-cash operating expenses of: $236,149 in stock option grants and related amortization expense, $1,125,379 from the net change in fair value of the bridge subscriptions, $456,720 in gain from extinguishment of liabilities, $209,600 in restricted shares used for outside services, $23,127 of depreciation and amortization, and a $112,689 net increase in accounts payable and accrued expenses. As a result, net cash used in operating activities amounted to $1,207,157 in 2017.

With respect to our technology, in January 2017, the Company transferred its sales agreement with MagneGas to Phoenix Power Group, a licensee of the Company’s technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer and will receive any additional fees paid by the customer for successful performance. Phoenix released the Company of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment and agreed to certain royalty fees payable to the Company for sales of the engine and system. In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix.

Financial Condition, Liquidity and Capital Resources

The Company believes its funds as of the date of this filing are sufficient to support operations through the second quarter of 2018. The Company will need to raise additional capital to close its initial acquisitions and support operations through the end of 2018; therefore, management believes there is substantial doubt about its ability to continue as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s consolidated financial statements.

Through the end of June 2018, management expects to spend approximately $380,000 on operations, not including funds required to close the previously discussed or future acquisitions, which may require as much as $10 million in capital to complete if all potential targets are included. Our average monthly burn-rate, not including acquisition costs, is approximately $70,000 per month. Additional amounts will be spent on signing LOI’s containing exclusivity periods with potential acquisition targets.

Since July 2014, Q2P has raised in excess of $6 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, the Company has been able to complete the prototype stage of its original technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Specifically, with the closing of our Bridge Offering, described below, we have also been able to pivot our business model to the compost and soil manufacturing business, and secure letters of intent to acquire operating compost companies.

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

The Bridge Offering was led by two accredited investors and joined by approximately 29 additional accredited investors which included the Company’s Directors. Management conducted the Bridge Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Bridge Offering and debt settlements were issued pursuant to an exemption from registration under Section 4(a)(2) under the Securities Act of 1933.

Company’s Prior Financings.

Subsequent to the Merger into the public company, the Company raised $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversion price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. In March 2018, the conversion price was reset again for $0.10 per share per an amendment which also extended the redemption date to July 31, 2018. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable by July 31, 2018, per the 2018 amendment, and has no voting rights until converted to common stock. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements and amendments with the warrant holders, this conversion price remains at $0.50 as of March 31, 2018.

The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the Purchase Price.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bears 20% interest with interest payments due monthly. The holders received loan issuance costs of a 100,000 share equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016. On March 22, 2017, the Company and the lenders entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion at the discretion of the holders to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest. These fees and interest payments were paid in April 2017, and the loan was repaid in full in December 2017.

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which are automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms. The Convertible Notes bore 8% interest and had a 10% Original Issuance Discount. The total principal amount of all three Notes was $66,000. The Notes matured in six months and could have been converted to common stock at $0.26 per share if a qualified financing event has not occurred by such time. In June 2016, three other shareholders of the Company provided an additional $30,000 to the Company on the same loan terms. All of these loans were converted into the Company’s recent Bridge Offering.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of December 31, 2017 and 2016 for the Cyclone licensing rights were $0 and $69,271, respectively. The licensing rights were amortized over its estimated useful life of 4 years.

Accumulated amortization for the periods ended December 31, 2017 and 2016 was $0 and $105,729, respectively. The net balances as of December 31, 2017 and 2016 for the Phoenix deferred revenue were $0 and $250,000, respectively, due to the release of this contract liability item with the transfer of the Magnegas contract to Phoenix in January 2017.

In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the December 31, 2017 and 2016 consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of December 31, 2017, the Company had an accumulated deficit of $9,969,974. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 of the footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2017.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Q2Earth, Inc. (f/k/a Q2Power Technologies, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Q2Earth, Inc. (f/k/a Q2Power Technologies, Inc.) and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of liquidity and working capital and its recurring operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for the classification of certain equity-linked financial instruments with down-round features in 2017 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update No. 2017-11.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016. (Note: Partners of Mallah Furman joined EisnerAmper LLP in 2015. Mallah Furman had served as the Company’s auditor since 2015.)

EISNERAMPER LLP

Fort Lauderdale, Florida

April 9, 2018

Q2EARTH, INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$298,673	$3,330
Prepaid expenses	5,833	8,753
TOTAL CURRENT ASSETS	304,506	12,083

PROPERTY AND EQUIPMENT, NET	553	6,732

OTHER ASSETS
Licensing rights in Cyclone, net	-	69,271
TOTAL OTHER ASSETS	-	69,271

TOTAL ASSETS	$305,059	$88,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,396	$798,444
Debentures	165,000	165,000
Deferred revenue and license deposits	10,064	310,064
Notes payable	-	183,000
Notes payable - related parties	-	107,567
Derivative liabilities	-	213,042
Capitalized lease obligations-current portion	-	1,586

TOTAL CURRENT LIABILITIES	286,460	1,778,703

Convertible bridge notes, at fair value	3,270,000	-

TOTAL LIABILITIES	3,556,460	1,778,703

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 shares designated Series A, 600 shares issued and outstanding (liquidation preference of $671,836)	670,773	513,729

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 48,384,009 and 29,645,814 shares issued and outstanding at December 31, 2017 and 2016, respectively	4,838	2,964
Additional paid-in capital	6,046,749	4,659,579
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(9,969,974)	(6,863,102)
TOTAL STOCKHOLDERS’ DEFICIT	(3,922,174)	(2,204,346)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$305,059	$88,086

See notes to the consolidated financial statements.

Q2EARTH, INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2017	2016

REVENUES	$74,759	$40,000
COST OF REVENUES	63,297	7,172
Gross profit	11,462	32,828

EXPENSES
Payroll	265,473	583,949
Professional fees	876,372	988,848
Research and development	-	352,583
General and administrative	194,735	154,758
Total Expenses	1,336,580	2,080,138

LOSS FROM OPERATIONS	(1,325,118)	(2,047,310)

OTHER INCOME (EXPENSES)
Financing costs, including interest	(345,428)	(226,728)
Gain (loss) on extinguishment of liabilities	456,720	(31,696)
Acquisition transaction costs	(250,000)	-
Change in fair value of convertible bridge notes	(1,254,379)	-
Change in fair value of derivative liabilities	-	808,011
Total Other Income (Expenses)	(1,393,087)	549,587

LOSS BEFORE INCOME TAXES	(2,718,205)	(1,497,723)

INCOME TAXES	-	-

NET LOSS	(2,718,205)	(1,497,723)

PREFERRED STOCK
Series A convertible contractual dividends	(31,890)	(35,918)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,750,095)	$(1,533,641)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	46,662,469	28,437,204

See notes to the consolidated financial statements

Q2EARTH, INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

							Prepaid
							Expenses
	Preferred Stock		Common Stock		Additional Paid In	Treasury	with Common	Subscription	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	Deficit	Deficit
Balance, December 31, 2015 as previously reported	-	$-	26,624,227	$2,662	$3,106,369	$(150,000)	$(135,321)	$(3,787)	$(5,365,379)	$(2,545,456)

Adjustment to reconcile shares outstanding with independent transfer agent	-	-	(5,617)	(1)	1	-	-	-	-	-

Amortization of shares purchased in Rights Offering and paid via salary deductions	-	-	-	-	-	-	9,692	-	-	9,692

Amortization of stock option grants and restricted stock units	-	-	-	-	665,680	-	-	-	-	665,680

Series A, preferred stock contractual dividends	-	-	-	-	(35,918)	-	-	-	-	(35,918)

Issuance of restricted shares for employee services	-	-	450,000	45	116,955	-	-	-	-	117,000

Settlement of accounts payable with common stock	-	-	187,919	19	49,840	-	-	-	-	49,859

Conversion of debentures to common stock	-	-	1,289,285	129	270,621	-	-	-	-	270,750

Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	-	-	-	-	125,975	-	-	-	-	125,975

Vesting of shares for Greenblock consulting agreement	-	-	-	-	97,500	-	(97,500)	-	-	-

Amortization of Greenblock agreement	-	-	-	-	21,666	-	223,129	-	-	244,795

Issuance of shares for note payable issuance costs	-	-	100,000	10	25,990	-	-	-	-	26,000

Settlement of related party obligation for treasury shares - Cyclone	-	-	-	-	-	150,000	-	-	-	150,000

Settlement of accounts payable with common stock and software, property and equipment	-	-	50,000	5	10,495	-	-	-	-	10,500

Sales of common stock	-	-	750,000	75	157,425	-	-	-	-	157,500

Issuance of restricted shares for outside services	-	-	200,000	20	46,980	-	-	-	-	47,000

Net loss year ended December 31, 2016	-	-							(1,497,723)	(1,497,723)

Balance, December 31, 2016	-	-	29,645,814	2,964	4,659,579	-	-	(3,787)	(6,863,102)	(2,204,346)

Amortization of stock option and warrant grants	-	-	-	-	236,149	-	-	-	-	236,149

Series A, preferred stock contractual dividends	-	-	-	-	(31,890)	-	-	-	-	(31,890)

Issuance of restricted stock to senior management	-	-	15,000,000	1,500	(1,500)	-	-	-	-	-

Issuance of stock to settle accounts payable and accrued expenses	-	-	1,738,195	174	260,505	-	-	-	-	260,679

Forgiveness of deferred salary by officer	-	-	-	-	112,797	-	-	-	-	112,797

Issuance of stock to consultants for services	-	-	2,000,000	200	209,400	-	-	-	-	209,600

Reclassification of derivative liabilities upon adoption of ASU 2017-11	-	-	-	-	601,709	-	-	-	(388,667)	213,042

Net loss year ended December 31, 2017	-	-	-	-	-	-	-	-	(2,718,205)	(2,718,206)

Balance, December 31, 2017	-	$-	48,384,009	$4,838	$6,046,749	$-	$-	$(3,787)	$(9,969,974)	$(3,922,174)

See notes to consolidated financial statements.

Q2EARTH, INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,718,205)	$(1,497,723)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	23,127	71,270
Restricted shares issued for outside services	209,600	68,667
Restricted shares issued for employee services	-	117,000
Amortization of stock option grants and restricted stock unit grants	236,149	665,680
Amortization of prepaid expenses via common stock	-	232,821
Change in fair value of derivative liabilities	-	(808,011)
Change in fair value of convertible bridge notes	1,254,379	-
Amortization of preferred stock discount	125,154	137,585
Amortization of debt issuance costs	3,750	42,758
Paid-in-kind interest – convertible bridge notes	184,963	-
(Gain) loss on extinguishment of liabilities	(456,720)	31,696
Changes in operating assets and liabilities
Decrease in prepaid expenses	2,920	15,580
(Decrease) increase in accounts payable and accrued expenses	(72,274)	355,839
Increase in deferred revenue and license deposits	-	50,000
Net cash used in operating activities	(1,207,157)	(516,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment	-	(4,013)
Net cash used in investing activities	-	(4,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	(600)	(8,140)
Proceeds from notes payable, net of issuance costs	-	173,709
Proceeds from notes payable - related parties, net of issuance costs	18,100	100,100
Repayments of notes payable	(150,000)	-
Proceeds from convertible bridge notes, net of issuance costs	1,635,000	-
Proceeds from sale of redeemable preferred stock and common stock warrant	-	100,000
Proceeds from sales of common stock	-	157,500
Net cash provided by financing activities	1,502,500	523,169

NET INCREASE IN CASH	295,343	2,318

CASH - Beginning of period	3,330	1,012

CASH - End of period	$298,673	$3,330

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Payment of interest in cash	$60,309	$20,458

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of deferred salary by officer	$112,797	$-
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$191,908	$-
Settlement of accounts payable and accrued expenses to 1,738,195 shares of common stock	$260,679	$-
Reclassification of derivative liabilities to equity upon adoption of ASU 2017-11	$213,042	$-
Settlement of accounts payable with property, equipment and licensing rights in Cyclone	$147,500	$-
Accrual of contractual dividends on Series A convertible preferred stock	$31,890	$35,918
Conversion of debentures to 1,289,285 shares of common stock	$-	$270,750
Reclassification of derivative liabilities to additional paid in capital at conversion of debentures	$-	$125,975
Issuance of 100,000 shares of common stock for note payable issuance costs	$-	$26,000
Settlement of accounts payable to 187,919 shares of common stock	$-	$49,859
Settlement of accounts payable with software, property and equipment and 50,000 shares of stock	$-	$49,299
Settlement of related party obligation for treasury shares – Cyclone	$-	$150,000

See notes to the consolidated financial statements.

Q2EARTH INC. (F/K/A Q2POWER TECHNOLOGIES, INC.)

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

In May 2016, the Company began exploring other synergistic business lines such as compost and soil manufacturing from waste water biosolids. The Company began to phase out its R&D activities in mid-2016, and in August 2017, sold its waste-to-power technology to a licensee. The Company’s current focus is entirely on the business of compost and engineered soils manufacturing and sales.

On August 28, 2017, the Company signed a definitive Membership Purchase Agreement (the “Purchase Agreement”) with Environmental Turnkey Solutions LLC (“ETS”) of Naples, Florida, and its three members to acquire 100% of the membership interests of ETS, and all subsidiaries wholly-owned by ETS. The Company paid ETS $250,000 to secure exclusivity until January 15, 2018 under the Purchase Agreement, which is reflected as transaction costs in the consolidated statements of operations for the year ended December 31, 2017. In the first quarter of 2018, the Company has decided to defer the closing of this transaction until a later date, if at all.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The Company has incurred a net loss of $2,718,205 for the year ended December 31, 2017 and used cash in operating activities of $1,207,157. The accumulated deficit since inception is $9,969,974, which is comprised of operating losses and other expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate sufficient revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to acquire cash-flowing businesses, grow revenue and earnings of those companies, and continue to raise funds through debt or equity offerings.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a $1,500,000 convertible bridge note offering (the “Bridge Offering”). As of December 31, 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. The proceeds from this offering are expected to provide working capital for the Company through the second quarter of 2018, though there can be no assurances.

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

Cash

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at two financial institutions and has experienced no losses with respect to amounts on deposit.

Revenue Recognition

Revenue for services from the Company’s compost and soil business includes contracts where the Company is paid to do feasibility studies, site assessment studies and other similar services in connection with a third party soil or compost manufacturing business. Revenue from such services is recognized at the date of delivery of deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Revenue from the Company’s prior waste-to-power operations was recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied was recorded as deferred revenue. The Company did not allow its customers to return prototype products.

Research and Development

Research and development activities for product development are expensed as incurred and were primarily comprised of salaries. Costs for the years ended December 31, 2017 and 2016 were $0 and $352,583, respectively.

Stock Based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

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

Derivatives

Derivatives were recognized initially at fair value. Subsequent to initial recognition, derivatives were measured at fair value, and changes are therein generally recognized in profit or loss. In 2017, the Company early adopted Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) which resulted in a reclassification of the Company’s prior year derivative liabilities to equity on January 1, 2017.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Years
Furniture and equipment	7
Computers	5

Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long Lived Assets

The Company continually evaluates the carrying value of intangible assets and other long-lived assets to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, the Company has not recognized any impairment charges.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

Basic and Diluted (Loss) Per Share

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. There were no potentially dilutive shares as of December 31, 2017 and 2016.

At December 31, 2017, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 3,568,845 shares from common stock warrants, 1,100,000 shares from the conversion of debentures, 21,058,000 shares that may be converted from the Bridge Round (based upon an assumed conversion price at January 1, 2018 of $0.096 per share), and 4,000,000 shares from the conversion of redeemable convertible preferred stock. At December 31, 2016, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,115,480 shares from common stock options, 1,568,845 shares from common stock warrants, 785,714 shares from the conversion of debentures, and 2,857,142 shares from the conversion of redeemable convertible preferred stock.

Effective January 1, 2016, the number of shares issued and outstanding was adjusted by 5,617 shares to align the Company’s records with its independent transfer agent. The shares previously reported in the consolidated balance sheet at December 31, 2016 were 29,651,431 and are now reported at 29,645,814. The impact to the consolidated financial statements of this adjustment was not material.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has completed the evaluation of this ASU impact on the results of operations and financial condition. The Company has concluded, after completing a detailed contract review, that the adoption of the new standard does not have an impact on the financial results and determined that no material adjustments were necessary to the existing accounting policies. The Company has adopted the ASU using the modified retrospective method on January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, requiring management to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of the ASU on its financial position, results of operations and cash flows, , including implementation if management determines that such action is required for the period beginning January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, requiring management to recognize any right-to-use-asset and lease liability on the statement of financial position for those leases previously classified as operating leases. The criteria used to determine such classification is essentially the same as under the previous guidance, but it is more subjective. The lessee would classify the lease as a finance lease if certain criteria at lease commencement are met. This ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of the ASU on its financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.” This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impracticable. If impracticable the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its financial position, results of operations and cash flows for the period beginning January 1, 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017; and the Company is currently evaluating the impact that it will have on its financial position, results of operations and cash flows for the period beginning January 1, 2018.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815).” The amendment changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments (or embedded features) should be classified as liabilities or equity instruments, under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument (or embedded feature) is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value solely as a result of the existence of a down round feature. The adoption of ASU 2017-11 is effective for annual periods beginning after December 15, 2018. The Company has early adopted this standard for the year ended December 31, 2017, applying the standard retrospectively by means of a cumulative-effect adjustment to the opening balance of accumulated deficit in the amount of $388,667 as of January 1, 2017 (see Note 8).

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

The Company historically purchased much of its machined parts through Precision CNC, a related party company that sublet office space to Q2P through June 27, 2016, and owns a non-controlling interest in the Company. See Note 6.

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
Furniture and computers	$1,328	$1,328
Shop equipment	-	9,540
Total	1,328	10,868
Accumulated depreciation	(775)	(4,136)
Net property and equipment	$553	$6,732

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,252 and $22,380, respectively.

The Company disposed of $4,927 of net property and equipment as part of the transfer of its licensing rights with Cyclone Power Technologies, Inc. (“Cyclone”) during the year ended December 31, 2017 (see Note 5).

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone’s patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contained a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of December 31, 2017 and 2016 for the Cyclone licensing rights were $0 and $69,271, respectively; and the net balances for the Phoenix deferred revenue in the same periods were $0 and $250,000, respectively, which were included as a component of deferred revenue on the consolidated balance sheets. The licensing rights were amortized over its estimated useful life of 4 years. Amortization expense for the years ended December 31, 2017 and 2016 was $21,875 and $43,750, respectively.

On January 9, 2017, the Company transferred and assigned to Phoenix its Technology Sales Agreement with MagneGas Corporation (the “MagneGas Agreement”) to deliver a waste-to-power system to this customer. Under the MagneGas Agreement, the Company had been paid $90,000 as of the date of transfer, and $68,000 was still due from the customer based on milestones set forth in the MagneGas Agreement. Phoenix assumed the MagneGas Agreement, including deferred revenue of $50,000, with all rights to receive the future payments thereunder, and responsibility to perform the services and provide the products to the customer. The Company has no further responsibility under the MagneGas Agreement. In consideration for this transfer, Phoenix agreed that the Company had completed and satisfied all financial obligations associated with all past agreements between Phoenix and the Company, specifically: (1) $150,000 previously paid by Phoenix for durability testing of the Q2P engine, and (2) delivery by the Company of the first ten (10) Q2P engines at the rate of $10,000 per delivered Engine for $100,000 in total. This deferred revenue in the total amount of $250,000 was recorded as gain from the extinguishment of liabilities in the consolidated statement of operations for the year ended December 31, 2017.

On August 14, 2017, the Company closed a Technology Transfer and Assignment Agreement (the “Transfer Agreement”) with Phoenix to transfer to Phoenix all of the Company’s technology and materials associated with Q2P’s external combustion engine, controls and auxiliary systems (the “Q2P Technology”), developed both in conjunction with its license agreement with Cyclone and such other Q2P Technology developed independently from the license agreement. Pursuant to a consent from Cyclone, the Company also transferred and assigned the license agreement to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the license transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the consolidated statement of operations for the year ended December 31, 2017.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the December 31, 2017 and 2016 consolidated balance sheets.

NOTE 6 – RELATED PARTY TRANSACTIONS

Through June 2016, the Company sublet approximately 2,500 square feet of assembly, warehouse and office space within the Precision CNC facility located at 1858 Cedar Hill Road in Lancaster, Ohio. The sublease provided for the Company to pay rent monthly in the amount of $2,500, which covered space and some utilities. Occupancy costs for the years ended December 31, 2017 and 2016 were $0 and $15,000, respectively. The sublease was terminated as of June 27, 2016.

The Company also purchased much of its machined parts through Precision CNC up until June 2016. Precision CNC owns a non-controlling interest in the Company. For the year ended December 31, 2017 and 2016, the amounts invoiced from Precision CNC totaled $0 and $13,868, respectively, and consisted of rent and research and development expenses for machined parts.

On June 27, 2016, the Company and Precision CNC entered into an agreement to eliminate $49,299 in payables owed to Precision CNC in return for the transfer of certain net assets of the Company with a remaining book value of $70,495, which included office furniture, software and computer systems, and 50,000 shares of restricted common stock valued at $10,500. The Company recorded a loss on this transaction in the amount of $31,696. There were no accounts payable and accrued expenses at December 31, 2017 and 2016 to Precision CNC.

The Company currently maintains an executive office in Florida, which is leased by GreenBlock Capital LLC, an investment firm that the Company’s President serves as a Managing Director but holds no equity or voting rights. The Company has no formal agreement for this space and pays no rent. The Company also sublets office space in Atlanta, Georgia, where it pays $500 per month on a month-to-month basis. The lessor is a company that our CEO previously served as a senior executive.

In March 2017, all outstanding Director accounts payable, accrued expenses and notes payable – related parties with an aggregate amount of $156,368 were converted into the Company’s Bridge Offering (see Note 8).

In April 2017, the Company’s President forgave $112,797 of deferred salary. This amount was reclassified from accrued expenses to additional paid in capital during 2017.

NOTE 7 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2017 and 2016 (computed by applying the U.S. Federal corporate tax rate of 34 percent to the loss before taxes) is as follows:

	2017	2016
Tax benefit at U.S. statutory rate	$924,190	$509,226
State taxes, net of federal benefit	60,548	—
Stock and stock based compensation	(80,291)	(362,519)
Change in fair value of convertible bridge notes and derivatives	(426,489)	274,724
Amortization of preferred stock discount	(42,552)	(46,779)
Gain on extinguishment of liabilities	155,285	—
Change of U.S. federal rate	(695,021)	—
Other permanent differences	36,973	(24,877)
Change in valuation allowance	67,357	(349,775)
	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016
Net operating loss carry-forward	$1,387,476	$1,410,055
Deferred tax assets – accrued salaries	—	79,412
Deferred tax assets – accrued interest	46,069	11,269
Depreciation expense	343	509
Net deferred tax assets	1,433,888	1,501,245
Valuation allowance	(1,433,888)	(1,501,245)
Total net deferred tax asset	$—	$—

At December 31, 2017 and 2016, the Company had net deferred tax assets of $1,433,888 and $1,501,245 principally arising from net operating loss carry-forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2017 and 2016. At December 31, 2017, the Company has net operating loss carry forwards totaling $5,885,676, which will begin to expire in 2034.

The Tax Cut and Jobs Act which was enacted on December 22, 2017 reduced the federal corporate income tax rate from a maximum of 35% to a flat 21%. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additionally, SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes is a provisional amount as permitted under SAB 118. Due to the reduction of the federal corporate income tax rate the Company has reduced the value of its net deferred tax asset by approximately $695,000. This amount was offset by a corresponding change to the valuation allowance against the net deferred tax assets.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (“IRC”). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the year ended December 31, 2017 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 8 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the Warrants that were issued with the Debentures’ exercise price, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of December 31, 2017 and 2016, the aggregate outstanding principal amount of the two Debentures was $165,000. As of the date of this Annual Report, the Debentures were in default based on the July 31, 2017 maturity date. The Company and holders have extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share, per agreement with the holders.

On December 12, 2017, the Company paid-off in full a term loan agreement with one accredited investor in the principal amount of $150,000, initially issued in March 2016. The loan bore 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders. The issuance costs were fully expensed in 2016. On March 22, 2017, prior to repayment, the Company and the term loan holder entered into an addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion of the principal amount and accrued interest at the discretion of the holder to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included a $15,000 late penalty and $15,000 of accrued but unpaid interest. The Company determined that the new conversion feature had no intrinsic value and that the amended terms did not result in a significantly different instrument, and, accordingly, accounted for the addendum as a modification of debt.

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a Convertible Promissory Note (the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of the end of 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of December 31, 2017 was $3,270,000 (see Note 9) and the principal amount due was $1,841,908. The change in fair value resulted in a charge to earnings for the year ended December 31, 2017 of $1,254,379.

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

As disclosed in Note 8, the Notes are reported at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period.

All derivatives recognized by the Company were reported as derivative liabilities on the consolidated balance sheets and were adjusted to their fair value at each reporting date. Unrealized gains and losses on derivative instruments were included in change in value of derivative liabilities on the consolidated statement of operations.

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at December 31, 2017 and 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Convertible bridge notes	$3,270,000	$-	$-	$3,270,000
Total	$3,270,000	$-	$-	$3,270,000

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Preferred stock embedded conversion feature	$123,266	$-	$-	$123,266
Anti-dilution provision in common stock warrants included with preferred stock	52,904	-	-	52,904
Debenture embedded conversion feature	25,884	-	-	25,884
Anti-dilution provision in common stock warrants included with debentures	10,988	-	-	10,988
Total	$213,042	$-	$-	$213,042

There were no transfers between levels during 2017. However, in accordance with ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);” Derivatives and Hedging (Topic 815), the financial instruments previously classified and fair valued as derivative liabilities due to down round features, have been retrospectively adjusted by means of a cumulative-effect to the consolidated balance sheet as January 1, 2017. The cumulative change effect of $388,667 is recognized as an adjustment of the opening balance of accumulated deficit for the year.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the period. The tables also show the cumulative change effect of the derivative liabilities that were recorded as an adjustment of the opening balance of accumulated deficit for the year:

	Year Ended December 31, 2017
	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Convertible Bridge Notes	Total
Fair value, December 31, 2016	$123,266	$52,904	$25,884	$10,988	$-	$213,042
Reclassification of derivatives to equity upon adoption of ASU 2017-11	(123,266)	(52,904)	(25,884)	(10,988)	-	(213,042)
Issuances of debt	-	-	-	-	1,841,908	1,841,908
Accrued interest	-	-	-	-	184,963	184,963
Unamortized debt issuance costs	-	-	-	-	(11,250)	(11,250)
Net unrealized loss on convertible bridge notes	-	-	-	-	1,254,379	1,254,379
Fair value, December 31, 2017	$—	$—	$—	$—	$3,270,000	$3,270,000

	Year Ended December 31, 2016
	Preferred stock embedded conversion feature	Anti-dilution provision in common stock warrants included with preferred stock	Debenture embedded conversion feature	Anti-dilution provision in common stock warrants included with debentures	Total

Fair value, December 31, 2015	$376,065	$51,203	$560,778	$79,943	$1,067,989

Net unrealized gain on derivatives	(277,337)	(52,800)	(408,919)	(68,955)	(808,011)

Purchases and issuances (sales and settlements)	24,538	54,501	(125,975)	—	(46,936)

Fair value, December 31, 2016	$123,266	$52,904	$25,884	$10,988	$213,042

Changes in unrealized gains, included in income on instruments held at end of year	$(277,337)	$(52,800)	$(408,919)	$(68,955)	$(808,011)

The Company’s convertible bridge notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible bridge notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible bridge notes at December 31, 2017: dividend yield of -0-%, volatility of 75 – 120%, risk free rate of 1.91% and an expected term of 2.25 years.

NOTE 10 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During 2017, the Company issued 18,738,195 shares of common stock valued at $470,279. Details of these issuances are provided below.

On February 27, 2017, the Company issued an aggregate of 15,000,000 shares of restricted common stock subject to forfeiture to its CEO and President. The expense of these shares is not recorded until the terms of forfeiture have been satisfied by the respective employees. Those terms of the stock issuances and forfeitures are materially as follows:

To fully earn 10,000,000 shares, the Company’s CEO must continue to serve with the Company for a period of at least 12 months from July 2017, during which 12 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. To fully earn 5,000,000 shares, the Company’s President must continue to serve the Company as a senior executive on a full-time basis for a period of at least 18 months from December 2016, during which 18 month or extended period: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. If these conditions are not met, the executives may forfeit all of their shares at the discretion of the Board.

In April 2017, the Company issued 1,738,195 shares of common stock valued at $260,679 as consideration for the payment of accounts payable and accrued expenses to former employees and vendors. Additionally, the Company paid $85,623 in cash and recognized a gain on extinguishment of liabilities of $33,313 in the consolidated statement of operations for the year ended December 31, 2017.

On May 1, 2017, the Company issued 2,000,000 shares of common stock valued at $209,600 to a consultant for investor relations services.

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $0.10 per share of the Company’s common stock (the “Conversion Price”), as per the terms of a March 2018 Modification and Extension Agreement (the “2018 Modification”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the aggregate purchase price of $600,000 plus accrued dividends. In December 2017 and January 2018, the Company was obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). The Company has extended the redemption date to July 31, 2018, per the 2018 Modification. Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. In 2016, the proceeds were allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount was amortized to interest expense over the term of the redemption period (2 years), which would result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of December 31, 2017 and 2016 was $1,062 and $126,217, respectively. Interest expense related to the preferred stock discount for the years ended December 31, 2017 and 2016 was $125,155 and $137,585, respectively.

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

Warrants

The following is a summary of all outstanding common stock warrants as of December 31, 2017:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	1.50
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	2.80
Warrants issued in connection with a services contract	1,000,000	$0.20	2.23
Warrants issued in connection with a services contract	1,000,000	$0.35	2.23

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

For the year ended December 31, 2017, the charge to the consolidated statements of operations for the amortization of stock option grants awarded under the Option Plans and 2016 Plan and for warrants was $236,149.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2015 through December 31, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	1,745,480	$0.30	7.1
Options issued	4,410,000	0.21	3.5
Options exercised	—	—	—
Options cancelled	(40,000)	0.30	5.1
Balance, December 31, 2016	6,115,480	$0.21	7.1

Options issued	800,000	0.21	9.2
Options exercised	—	—	—
Options cancelled	—	—	—
Balance, December 31, 2017	6,915,480	$0.21	5.6

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2017	6,828,813	$0.21	5.6

The fair value of new stock options and warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

Year Ended December 31, 2017
Risk free interest rate	1.28-1.84%
Expected volatility	101.2-125.0%
Expected dividend yield	0%
Expected term in years	2.08-5.25
Average value per options	$0.04-0.08

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On April 1, 2017, the Company entered into two Employment Agreements, the first with its Chairman and, as of July 2017, CEO; and the second with its previous CEO and, as of July 2017, President and General Counsel. The Chairman receives a $12,500 per month fee starting April 1 and continuing until the Company raises its next round of funding in the minimum amount of $5,000,000, at which time, his base salary will be increased to $350,000 per year. The President and General Counsel receives a $10,000 per month fee starting on April 1, and at such time that the Company raises its next round of funding in the minimum amount of $5,000,000, he will receive a base salary of $220,000 per year. Both agreements have provisions for a 12-month severance in the instance either executive is terminated without cause or after a change in control; however, the CEO’s severance was extended to 24 months in the first quarter of 2018 by resolution of the Company’s Compensation Committee.

NOTE 13 - SUBSEQUENT EVENTS

In March and April 2018, the Company extended the redemption date of its Series A Preferred Stock and the maturity date of its convertible debentures to July 31, 2018, per agreement with the holders. Any prior defaults were waived by the holders, and the conversion prices for both securities were reduced to $0.10 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of December 31, 2017, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

●	Management lacks knowledge and expertise with accounting for stock-based compensation and income taxes.

●	Management does not have the adequate resources to accurately close the books and records and prepare the required financial statements and related disclosures in a timely manner.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

In 2017, we formed an Audit Committee made up of our three independent Board members. This Committee is governed by a Charter approved and adopted by the Committee and the Board as a whole and oversees all aspects of the Company’s audit review process and interaction with our auditors.

There were no other changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

There was no other information required to be disclosed in the fourth quarter of 2017 that was not filed by the Company in a Current Report on Form 8-K.

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

Name	Positions Held	Age	Date of Election or Designation	Date of Termination or Resignation

Kevin Bolin	Chairman and CEO	54	February 2016	*

Christopher Nelson	President, General Counsel & Director	48	July 2014	*

Joel Mayersohn	Director	60	July 2014	*

Scott Whitney	Director	61	March 2016	*

Tristan Peitz	Director	34	May 2017	*

*These persons presently serve in the capacities indicated. On February 28, 2017, Michelle Murcia resigned as Chief Financial Officer of the Company. Ms. Murcia’s position as Principal Accounting Officer was taken over by Peter Dunleavy, who was previously Controller, on a part-time, non-executive basis.

Business Experience

Kevin M. Bolin – Chairman and CEO. Mr. Bolin is a waste management and renewable energy senior executive with over 20 years experience in the sectors. Mr. Bolin’s current and previous industry positions include: Executive Chairman of the Board and interim CEO of Alter NRG (2009-2015), a publicly-traded (Toronto Stock Exchange) leader in plasma gasification of waste feedstock technology acquired from Westinghouse. At Alter NRG, he oversaw the corporate restructuring, operational turnaround, capital raising of over $35 million, and eventual sale of the company in July 2015 at a 160% premium to market which represented a 7x return to investors during his tenure as Chairman. Prior to that, he was CEO, President and Director of EnerTech Environmental (1992-2010), a renewable energy and biosolids technology company, which he grew to $20 million in annual sales anchored by long-term contracts valued at $390 million, and raised over $200 million in funding. He is currently an Industrial Advisor to EQT Infrastructure (2013-present), a global private equity firm with over 20 Billion Euros under management. In addition to these accomplishments, Mr. Bolin has won awards, been issued patents, and published numerous articles in the waste and renewable energy sectors. He is a certified public accountant with his BBA from the University of Notre Dame.

Christopher Nelson – President, General Counsel & Director. Mr. Nelson oversees the strategic direction of the Company, including finance, business development, and legal aspects. He also serves as Managing Director of GreenBlock Capital LLC in Palm Beach, Florida, a boutique merchant bank specializing in technology investments and growth capital. Until July 31, 2014, Mr. Nelson served as President and General Counsel of Cyclone, positions he held since March 2011. During his tenure at Cyclone, Mr. Nelson assisted and oversaw all aspects of the company’s business and legal affairs, including: public securities filings and over $8 million in financing transactions, licensing and development agreements with major corporations and the military, investors and public relations, and general corporate matters. Mr. Nelson has practiced law in Florida for over 20 years, and since 2001 has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Between 1997 and 2000, Mr. Nelson was an associate with Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies. Mr. Nelson was heavily involved in the legal end of the 1995 – 2000 roll-up of both Republic Industries and AutoNation. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law.

Scott W. Whitney – Director. Mr. Whitney is currently CEO of Green Harvest One Corporation. Until September 2017, he was CEO of Liberty Tire Recycling Co., the world’s largest provider of tire recycling services, reclaiming approximately 140 million discarded tires per year in the US and Canada. Prior to this, he was CEO of Greenwood Fuels, a Green Bay, WI based company that manufactures renewable fuel pellets from non-recyclable by-products of various manufacturing processes such as paper, label and packaging production. For over 25 years, Mr. Whitney served in several executive roles at Covanta Holding Corp., a $2 Billion waste-to-power company traded on the NYSE, including President of Covanta’s European group, and Senior Vice President of business development at Covanta Energy Group where he oversaw the development of their waste-to-energy, independent power and water/wastewater treatment businesses in North America, South America, Europe and the Middle East. He is a currently member of the Board of Directors of Epcot Crenshaw, a research and development company based in West Chester, PA, and its subsidiary, Green Harvest, a company that develops and operates integrated anaerobic digestion and gasification facilities. In addition, Mr. Whitney is a frequent speaker at various industry events for organizations such as Forbes Magazine, UK Trade & Investment, and the US Department of Commerce. He received his BS in Marine Engineering from the United States Naval Academy and served as an officer in the United States Navy.

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

Tristan Peitz – Director. Mr. Peitz was appointed to the Board on May 1, 2017, as one of the lead investors for the Company’s recent Bridge Offering. Over the last seven years, he has worked at Cohen Capital Management (“CCM”), a $600 million family office, where he built and manages a credit book which consists of $120 million of municipal bonds and a $60 million high yield book. On the equity side of the business, Mr. Peitz is a generalist with deep sector experience and responsibility for energy and healthcare. At CCM, he has also served as financial adviser for mergers and acquisitions, analysis on several early stage and venture investments, and creation and implementation of complex tax strategies. Prior to CCM, Mr. Peitz served at AlixPartners, a premier turnaround and restructuring focused consulting firm. At AlixPartners, he assisted organizations in the areas of financial advisory services, corporate strategy & operations, restructuring and turnarounds, divestitures and business exits, and forensic investigations related to internal fraud and abuse. Projects he worked on at AlixPartners included Tribune Company, MEI Conlux, Building Materials Holding Corp., Mattson Technology and others. Prior to joining AlixPartners, Mr. Peitz was a research analyst at Eminence Capital, a New York based $4 billion hedge fund, and before that an investment banking analyst with Jefferies & Company focused on healthcare, biotech and biofuel companies to evaluate leveraged buyouts, refinancings, restructurings, IPOs and M&A transactions. Mr. Peitz attended the University of Michigan where he graduated with distinction from the Ross School of Business with a BA in Business Administration - concentration in finance and accounting.

Employment Agreements

Both Mr. Nelson and Mr. Bolin have Employment Agreements that provide for terms from two to three years with renewal terms, base salary and performance-based bonuses, a 12-month severance for termination without cause or for “good reason”, non-compete / non-solicitation, and other standard features. In 2018, Mr. Bolin’s severance package was extended to 24 months. He is currently receiving a fee of $12,500 per month, which will increase to an annual base salary of $350,000 upon the completion of at least $3 million in funding.

Mr. Nelson’s agreement was effective as of April 1, 2017, at which time he began to receive a fee of $10,000 per month. Upon Mr. Bolin’s assumption of the role of CEO of the Company, Mr. Nelson assumed the role of President and General Counsel, with an annual base salary to be $220,000 upon the Company completing at least $3 million in funding.

Director Compensation

Directors receive 400,000 stock options per year, vesting half immediately and half in six months, with a 10-year term and priced at current market rates. Directors are also eligible to receive other cash or equity based compensation, including Restricted Stock Units, at the discretion of the Board (with such interested members abstaining from a vote). Only one Director who was appointed in 2017 received 400,000 stock options in the second quarter of 2017. No other options were awarded to the Directors in 2017.

Executive Recruitment

Management is currently in discussions with several individuals to fill other key positions including CFO, COO and Sales & Marketing Director. Several of these individuals are well known to our management and have been selected because of their experience, top reputations and performance history. Others may be appointed in connection with acquisitions. All members of senior management are expected to have employments agreements with non-compete provisions similar to current executives.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2017, all forms have been filed.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was posted to our web site as November 2015.

Corporate Governance

Audit Committee. In 2017 we established an Audit Committee made up of our three independent Directors. The Audit Committee formally instituted its governance procedures, and actively oversees the quarterly and year-end review and audit process.

Compensation Committee. In 2017 we established a Compensation Committee made up of two independent Directors and our Chairman. The Compensation Committee formally instituted its governance procedures, and actively oversees all executive-level salary and compensation matters for the Company.

Nominating Committee. We have not established a Nominating Committee. We believe that we are able to effectively manage the issues normally considered by a Nominating Committee through the Board of Directors. If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated. Ms. Murcia terminated her employment in 2017.

Summary Executive Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)

Kevin Bolin, Chairman & CEO	2017 2016	118,500 0	0 0	0 0	0 0	0 0	0 0	0 0	118,500 0

Christopher Nelson, President & GC	2017 2016	96,000 174,459	0 0	0 0	0 0	0 0	0 0	0 0	$96,000 174,459

Michelle Murcia, CFO	2017 2016	2,600 0	0	0	0	0	0	2,600 22,000	$2,600 22,000

(c)	Salaries include those amounts paid and accrued as an expense on the books of the Company.

(e)(f)	Stock and Option Awards are calculated based on the face value of awards as of the date of grant.

(i)	All Other Compensation is comprised of consulting fees.

Outstanding Option and Stock Awards

Option Awards							Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kevin Bolin Chairman & CEO	400,000 1,800,000	- -	- -	$ $	0.21 0.21	2/29/21 12/28/21	-	-	-	-

Christopher Nelson, President	255,000 60,000	-	- -	$ $	0.21 0.21	7/30/24 11/17/25	- -	- -	- -	- -

Michelle Murcia, CFO (former)	34,000 34,000 34,000 60,000 60,000	-	-	$ $ $ $ $	0.21 0.21 0.21 0.21 0.21	12/4/24 6/29/25 6/29/25 11/16/25 11/17/25	- - - - -	- - - -	- - - -	- - - -

Director Compensation

The Company did not provide any cash compensation to its outside directors in 2017. Only one director who was appointed to the Board in 2017 received a stock option grant in 2017. Directors typically will receive stock option awards each year; however, other than the issuance to the one new director, no other stock options were issued in 2017. Directors shall also be reimbursed for reasonable travel expenses incurred in connection with meetings of the Board of Directors, but no such expenses were incurred in 2017. The following table excludes fees paid to the two executive directors, Messrs. Bolin and Nelson, for their services in their respective officer capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kevin Bolin	-	-	-	-	-	-	-
Scott Whitney	-	-	-	-	-	-	-
Joel Mayersohn	-	-	-	-	-	-	-
Tristan Peitz	-	-	$30,000	-	-	-	$30,000
Christopher Nelson	-	-	-	-	-	-	-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners. As of March 31, 2018, there were no persons outside of management and Directors known to the Company to be the beneficial owner of more than five percent of any class of the registrant's voting securities (including any “group” as that term is used in section 13(d)(3) of the Exchange Act). The percent of class is based on 48,384,009 shares of common stock issued and outstanding as of March 31, 2018.

Security ownership of management. The following information as of March 31, 2018, is provided for all current management and Directors as to each class of equity securities of the registrant or any of its parents or subsidiaries, including directors’ qualifying shares, beneficially owned by all directors and nominees, all stock options and stock appreciation rights that are vested or will vest within the following 60 days. The percent of class is based on 48,384,009 shares of common stock issued and outstanding as of March 31, 2018, and includes in the total outstanding the additional shares of common stock underlying any vested options (or vesting in the following 60 days) for the specific beneficial owner.

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	Kevin Bolin (1)	12,200,000	25.2%
Common	Christopher Nelson (2)	6,822,200	14.1%
Common	Joel Mayersohn (3)	631,842	1.3%
Common	Scott Whitney (4)	800,000	1.7%
Common	Tristan Peitz (5)	400,000	*
Common	All Officers and Directors	20,854,042	43.1%

* Under 1%

(1)	Mr. Bolin’s holdings include 2,200,000 vested stock options and 10,000,000 shares subject to forfeiture (see below).

(2)	Mr. Nelson’s holdings include 295,000 vested stock options and 5,000,000 shares subject to forfeiture (see below).

(3)	Mr. Mayersohn’s holdings include 576,000 vested stock options.

(4)	Mr. Whitney’s holdings are all vested stock options.

(5)	Mr. Peitz’s holdings are all vested stock options.

None of our officers and directors own any Preferred Stock or other classes of securities other than common stock options, and notes under the Company’s 2017 Bridge Offering. Currently, there are no other shareholders that hold 5% or more of the total outstanding common stock of the company.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We had three independent directors serving on our Board of Directors as of the end of 2017 – Messrs. Whitney, Mayersohn and Peitz.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by our independent registered public accounting firm for professional services rendered for 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$126,585	$107,139
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Consolidated Balance Sheets of the Company as of December 31, 2017 and 2016

Consolidated Statements of Operations of the Company for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Deficit of the Company for the years ended December 31, 2017 and 2016

Statements of Cash Flows of the Company for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Form 8-K filed December 15, 2015 and Form 8-K filed December 23, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to the Form 8-K filed December 23, 2010)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.01	Securities Purchase Agreement for Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.02	Original Issue Discount Senior Secured Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.03	Common Stock Purchase Warrant issued with Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.04	Security Agreement in connection with the Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.05	Agreement and Plan of Merger (incorporated by reference to the Form 8-K filed August 26, 2015)

10.06	Form of Warrant Agreement issued in connection with Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.07	Amended and Restated License Agreement with Cyclone (incorporated by reference to the Form 8-K filed November 18, 2015)

10.08	Form of Subscription Agreement for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.09	Form of Promissory Note for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.10	2016 Omnibus Equity Incentive Plan

10.11	Employment Agreement with Kevin Bolin

10.12	Employment Agreement with Christopher Nelson

21.1	Subsidiaries of the Company

31.1	302 Certification of Kevin Bolin, CEO

31.2	302 Certification of Peter Dunleavy, Principal Accounting Officer

32	906 Certification

(c)	Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2POWER TECHNOLOGIES INC.

Date:	4/9/18	By:	/s/ Kevin Bolin
Kevin Bolin
Chairman and Chief Executive Officer

Date:	4/9/18	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	4/9/18	By:	/s/ Kevin Bolin
Kevin Bolin
Chairman of the Board of Directors

Date:	4/9/18	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
President, General Counsel and Director

Date:	4/9/18	By:	/s/ Joel Mayersohn
Joel Mayersohn
Director

Date:	4/9/18	By:	/s/ Scott Whitney
Scott Whitney
Director

Date:	4/9/18	By:	/s/ Tristan Peitz
Tristan Peitz
Director

