Form 10-Q
period 2018-03-31
Q2Earth Inc.
filed 2018-05-15
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: March 31, 2018

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

May 15, 2018: Common – 48,384,009

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$111,060	$298,673
Prepaid expenses	6,951	5,833
TOTAL CURRENT ASSETS	118,011	304,506

PROPERTY AND EQUIPMENT, NET	487	553

TOTAL ASSETS	$118,498	$305,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$147,661	$111,396
Debentures	165,000	165,000
Deferred revenue and license deposits	10,064	10,064
TOTAL CURRENT LIABILITIES	322,725	286,460

Convertible bridge notes, at fair value	2,890,000	3,270,000

TOTAL LIABILITIES	3,212,725	3,556,460

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $685,480)	685,480	670,773

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 48,384,009 shares issued and outstanding at March 31, 2018, and December 31, 2017	4,838	4,838
Additional paid-in capital	6,067,684	6,046,749
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(9,848,442)	(9,969,974)
TOTAL STOCKHOLDERS’ DEFICIT	(3,779,707)	(3,922,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,498	$305,059

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017

REVENUES	$-	$-
COST OF REVENUES	-	-
Gross profit	-	-

EXPENSES
Payroll	80,431	44,778
Professional fees	137,294	51,737
General and administrative	36,618	43,968
Total Expenses	254,343	140,483

LOSS FROM OPERATIONS	(254,343)	(140,483)

OTHER INCOME (EXPENSE)
Financing costs including interest	(71,000)	(46,233)
Gain on extinguishment of liabilities	-	306,262
Change in fair value of convertible bridge notes	446,875	-
Total Other Income	375,875	260,029

INCOME BEFORE INCOME TAXES	121,532	119,546

INCOME TAXES	-	-

NET INCOME	121,532	119,546

PREFERRED STOCK
Series A convertible contractual dividends	(13,644)	(9,074)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$107,888	$110,472

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	48,384,009	35,044,689
DILUTED	48,424,918	35,044,689

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$121,532	$119,546
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	66	11,421
Amortization of stock option grants and restricted stock unit grants	34,579	34,608
Gain on extinguishment of liabilities	-	(306,262)
Paid-in-kind interest – convertible bridge notes	68,125	-
Change in fair value of convertible bridge notes	(446,875)	-
Amortization of preferred stock discount	1,062	34,661
Amortization of debt issuance costs	(1,249)	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	(1,118)	3,772
Increase in accounts payable and accrued expenses	36,265	83,297
Net cash used in operating activities	(187,613)	(18,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capitalized lease	-	(600)
Proceeds from notes payable - related parties, net of issuance costs	-	18,100
Proceeds from convertible bridge notes, net of issuance costs	-	1,000,000
Net cash provided by financing activities	-	1,017,500

NET (DECREASE) INCREASE IN CASH	(187,613)	998,543

CASH - Beginning of period	298,673	3,330

CASH - End of period	$111,060	$1,001,873

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$681	$8,576
Accrual of contractual dividends on Series A convertible preferred stock	$13,644	$9,074
Restricted cash held in escrow by attorney from Bridge Offering	$-	$50,000
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$-	$168,152

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

For the three months ended March 31, 2018, the Company used cash in operating activities of $187,613. The accumulated deficit since inception is $9,848,442, which is comprised of operating losses and other expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate sufficient revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to acquire cash-flowing businesses, grow revenue and earnings of those companies, and continue to raise funds through debt or equity offerings.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. The proceeds from this offering combined with funds the Company has raised in the subsequent period (see “Note 12: Subsequent Events”) are expected to provide working capital for the Company through the second quarter of 2018, though there can be no assurances.

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

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at two financial institutions and has experienced no losses with respect to amounts on deposit.

Revenue Recognition

Revenue for services from the Company’s compost and soil business includes contracts where the Company is paid to do feasibility studies, site assessment studies and other similar services in connection with a third party soil or compost manufacturing business. Revenue from such services is recognized at the date of delivery of deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or milestone deliverable is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. In its review, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies specific performance obligation. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

Basic and Diluted Income Per Share

Net income per share is computed by dividing the net income less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. There were 150,000 potentially dilutive shares from common stock warrants as of March 31, 2018, calculated to have an incremental dilutive effect of 40,909 shares. There were no potentially dilutive shares as of March 31, 2017.

At March 31, 2018, there were the following potentially dilutive securities that were excluded from diluted net income per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 3,568,845 shares from common stock warrants, 1,100,000 shares from the conversion of debentures, 22,387,942 shares that may be converted from the Bridge Round (based upon an assumed conversion price at March 31, 2018 of $0.094 per share), and 4,000,000 shares from the conversion of redeemable convertible preferred stock. At March 31, 2017, there were the following potentially dilutive securities that were excluded from diluted net income per share because their effect would be anti-dilutive: 6,115,480 shares from common stock options, 1,568,845 shares from common stock warrants, 785,714 shares from the conversion of debentures, and 2,857,142 shares from the conversion of redeemable convertible preferred stock.

Significant Estimates

U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of identifiable intangible assets and other long-lived assets, the fair value of derivative liabilities and convertible bridge notes, and the assessment and recognition of income taxes and contingencies. Actual results could differ from these estimates.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, requiring management to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has assessed the impact of the ASU on its financial position, results of operations and cash flows, and has determined that such impact, if any, would be insignificant.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 provides for retrospective application for all periods presented. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have an effect on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting “(“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the standard on January 1, 2018. The adoption of this standard did not have an effect on the Company’s financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815).” The amendment changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments (or embedded features) should be classified as liabilities or equity instruments, under ASU 2017-11, a down round feature no longer precludes equity classification when assessing whether the instrument (or embedded feature) is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value solely as a result of the existence of a down round feature. The adoption of ASU 2017-11 is effective for annual periods beginning after December 15, 2018. The Company has early adopted this standard for the year ended December 31, 2017, applying the standard retrospectively by means of a cumulative-effect adjustment to the opening balance of accumulated deficit in the amount of $388,667 as of January 1, 2017. In addition, the Company determined that the impact to the income/(loss) per share as a result of the down round features was not material. The impact to the financial statements for the three-months ended March 31, 2017 is as follows:

	For the three months ended
	March 31, 2017
	As previously reported	Adjusted

Loss from operations	$(140,483)	$(140,483)

Other income (expenses):
Financing costs including interest	(46,233)	(46,233)
Gain on extinguishment of liabilities	306,262	306,262
Change in fair value of derivative liabilities	66,477	-
Total other income	326,506	260,029

Income before income taxes	186,023	119,546

Income tax	-	-

Net income	186,023	119,546

Preferred stock
Series A convertible contractual dividends	(9,074)	(9,074)

Net income attributable to common stockholders	$176,949	$110,472

Net income attributable to common stockholders: basic and diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
basic and diluted	35,044,689	35,044,689

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
Furniture and computers	$1,328	$1,328
Total	1,328	1,328
Accumulated depreciation	(841)	(775)
Net property and equipment	$487	$553

Depreciation expense for the three months ended March 31, 2018 and 2017 was $66 and $483 respectively.

The Company disposed of $4,927 of net property and equipment as part of the transfer of its licensing rights with Cyclone Power Technologies, Inc. (“Cyclone”) during the year ended December 31, 2017 (see Note 5).

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone’s patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contained a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balances as of March 31, 2018 and 2017 for the Cyclone licensing rights were $0 and $58,333, respectively; and the net balances for the Phoenix deferred revenue in the both periods were, which were included as a component of deferred revenue on the consolidated balance sheets. The licensing rights were amortized over its estimated useful life of 4 years. Amortization expense for the three months ended March 31, 2018 and 2017 was $0 and $10,938, respectively.

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

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the March 31, 2018 and 2017 consolidated balance sheets.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOTE 7 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the Warrants that were issued with the Debentures’ exercise price, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of December 31, 2017 and 2016, the aggregate outstanding principal amount of the two Debentures was $165,000. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share.

On December 12, 2017, the Company paid-off in full a term loan agreement with one accredited investor in the principal amount of $150,000, initially issued in March 2016. The loan bore 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders. The issuance costs were fully expensed in 2016. On March 22, 2017, prior to repayment, the Company and the term loan holder entered into an addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion of the principal amount and accrued interest at the discretion of the holder to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included a $15,000 late penalty and $15,000 of accrued but unpaid interest. The Company determined that the new conversion feature had no intrinsic value and that the amended terms did not result in a significantly different instrument, and, accordingly, accounted for the addendum as a modification of debt. This debt was repaid in full in December 2017.

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a Convertible Promissory Note offering (the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of the end of 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of March 31, 2018 was $2,890,000 (see Note 9) and the principal amount due was $1,841,908. The change in fair value resulted in a gain in earnings for the three months ended March 31, 2018 of $446,875.

The Notes are currently convertible into common stock, or preferred stock if received by investors in the Equity Offering, at the discretion of each holder based on the conversion formula provided in the Notes. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Offering.

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

As disclosed in Note 7, the Notes are reported at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period.

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at March 31, 2018 and December 31, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	March 31, 2018	Level 1	Level 2	Level 3
Convertible bridge notes	$2,890,000	$-	$-	$2,890,000
Total	$2,890,000	$-	$-	$2,890,000

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Convertible bridge notes	$3,270,000	$-	$-	$3,270,000
Total	$3,270,000	$-	$-	$3,270,000

There were no transfers between levels during 2017 and through March 31, 2018. However, in accordance with ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);” Derivatives and Hedging (Topic 815), the financial instruments previously classified and fair valued as derivative liabilities due to down round features, have been retrospectively adjusted by means of a cumulative-effect to the consolidated balance sheet as January 1, 2017. The cumulative change effect of $388,667 was recognized as an adjustment of the opening balance of accumulated deficit for 2017.

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

Three Months Ended March 31, 2018
Convertible Bridge Notes
Fair value, December 31, 2017	$3,270,000
Accrued interest	68,125
Unamortized debt issuance costs	(1,250)
Net unrealized gain on convertible bridge notes	(446,875)
Fair value, March 31, 2018	$2,890,000

The Company’s convertible bridge notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible bridge notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible bridge notes at March 31, 2018: dividend yield of -0-%, volatility of 70 – 160%, risk free rate of 2.27% and an expected term of 2.0 years.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

The Company did not issue any shares of common stock in the first quarter of 2018. During 2017, the Company issued 18,738,195 shares of common stock valued at $470,279. Details of these issuances are provided below.

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

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $0.10 per share of the Company’s common stock (the “Conversion Price”), as per the terms of a March 2018 Modification and Extension Agreement (the “2018 Modification”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the aggregate purchase price of $600,000 plus accrued dividends. In December 2017 and January 2018, the Company was obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). The Company extended the redemption date to July 31, 2018, per the 2018 Modification. Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

The Preferred Stock has price protection provisions in the case that the Company issues any shares of stock not pursuant to an “Exempt Issuance” at a price below the Conversion Price. Exempt Issuances include: (i) shares of Common Stock or common stock equivalents issued pursuant to the Merger or any funding contemplated by the Merger; (ii) any common stock or convertible securities outstanding as of the date of closing; (iii) common stock or common stock equivalents issued in connection with strategic acquisitions; (iv) shares of common stock or equivalents issued to employees, directors or consultants pursuant to a plan, subject to limitations in amount and price; and (v) other similar transactions. The Certificate of Designation contains restrictive covenants not to incur certain debt, repurchase shares of common stock, pay dividends or enter into certain transactions with affiliates without consent of holders of 67% of the Preferred Stock. The holders consented to the Bridge Offering. The unconverted shares of Preferred Stock must be redeemed on July 31, 2018, per the 2018 Modification.

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. In 2016, the proceeds were allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount was amortized to interest expense over the term of the redemption period (2 years), which would result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of March 31, 2018 and December 31, 2017 was $0 and $1,062, respectively. Interest expense related to the preferred stock discount for the three months ended March 31, 2018, and 2017 was $1,062 and $34,661, respectively.

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

Warrants

The following is a summary of all outstanding common stock warrants as of March 31, 2018:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	1.50
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	2.80
Warrants issued in connection with a services contract	1,000,000	$0.20	2.23
Warrants issued in connection with a services contract	1,000,000	$0.35	2.23
Warrants issued in connection with a services contract	150,000	$0.04	4.75

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

For the three months ended March 31, 2018, the charge to the consolidated statements of operations for the amortization of stock option grants awarded under the Option Plans and 2016 Plan and for warrants was $34,579.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2017 through March 31, 2018 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2017	6,915,480	$0.21	5.6
Options issued	—	—	—
Options exercised	—	—	—
Options cancelled	—	—	—
Balance, March 31, 2018	6,915,480	$0.21	5.3

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, March 31, 2018	6,828,813	$0.21	5.6

The fair value of new stock options and warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

Three Months March 31, 2018
Risk free interest rate	2.33%
Expected volatility	128%
Expected dividend yield	0%
Expected term in years	3.0
Average value per options	$0.066

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

NOTE 12 - SUBSEQUENT EVENTS

In May 2018, the Board authorized and the Company commenced a follow-on round to its 2017 Bridge Offering (the “Bridge Follow-On”) in an amount of up to $300,000. The terms of this Bridge Follow-On round are identical to the 2017 Bridge Offering except the notes will have a two-year term (instead of three). As of May 15, 2018, the Company raised $40,000 from two Directors and one Board observer. Funds from this offering will be used for general working capital.

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

In May 2018, the Board authorized and the Company commenced a follow-on round to its 2017 Bridge Offering (the “Bridge Follow-On”) in an amount of up to $300,000. The terms of this Bridge Follow-On round are identical to the 2017 Bridge Offering except the notes will have a two-year term (instead of three). As of May 15, 2018, the Company raised $40,000 from two Directors and one Board observer. Funds from this offering will be used for general working capital. Funds from the Bridge Offering and Bridge Follow-On are sufficient to provide for operations for the Company through the second quarter of 2018, including advancing its strategy to acquire cash-flowing composting businesses.

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

On August 28, 2017, the Company signed a definitive Membership Purchase Agreement with Environmental Turnkey Solutions LLC (“ETS”) of Naples, Florida, and its three members to acquire 100% of the membership interests of ETS, and all subsidiaries wholly-owned by ETS. ETS is a compost and soil manufacturing company founded in 2011 that operates in an area from the Florida Keys to Sarasota, Florida. This agreement was supposed to close in the first quarter of 2018; however, due to items that Management uncovered in due diligence, and the complications such findings caused to our fund raising process, Management provided the owners of ETS with a revised valuation and purchase price offer in the first quarter of 2018. This offer has not been accepted to date, and as a result, our Board has decided to defer the closing of this transaction until a later date, if at all.

The Company currently has three other letters of intent and/or exclusivity agreements with three compost manufacturing companies in Florida, Georgia and Texas. Management is in different stages of due diligence and definitive contract negotiation with these companies, with the intention of having all three companies in a position to close under acquisition in 2018. Management can make no guaranty that these acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of the Company.

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

In May 2017, the Company completed its Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. In September 2017, the Company raised an additional $200,000 in a follow-on Bridge Offering on the same terms. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds from the Bridge Offering and those already raised in the Bridge Follow-On are sufficient to provide for operations for the Company through the second quarter of 2018, which includes advancing its strategy to acquire cash-flowing composting businesses, but not enough for closing proposed acquisitions.

Management is currently working on securing the next round of funding needed to close the initial projected acquisitions, but can make no guaranty that such financing can be completed on terms acceptable to the Company, if at all.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations for the three months ended March 31, 2018 vs. 2017

During the quarters ended March 31, 2018 and 2017, the Company recorded no revenue.

The Company recorded loss from operations of $254,343 in the quarter ended March 31, 2018, an increase of $113,868 (81%) from our loss from operations of $140,483 in the same period in 2017. The change in fair value of the convertible bridge notes of $446,875 resulted in a net income of $121,532 for the three months ended March 31, 2018, an increase of $1,986 (2%) from our net income of $119,546 for the same period in 2017. Some of the principal factors behind these results included, higher payroll, professional fees, and interest in the 2018 period, offset by the change in fair value of the convertible bridge notes in 2018.

As noted above, included in the expenses for the quarter ended March 31, 2018 and 2017 were the following material items: payroll increased to $80,431 in 2018 from $44,778 in the prior year period (179%) and professional fees increased to $137,294 in 2018, from $51,737 in the prior year period (165%) all primarily due to the Company’s acquisition strategy.

Results of Operations

Between July 2014 and mid-2016, the Company through Q2P primarily devoted its efforts to commercializing the Q2P engine and CHP system, developing its waste-to-power business model, and recruiting executive management and key employees. Starting in the second half of 2016, the Company began to phase out its R&D operations, and in August 2017, sold its old engine technology. The Company is now entirely focused on promoting its compost manufacturing business model, including providing soil management services and acquiring other compost manufacturing companies. As a new entity, the Company has limited current business operations and nominal assets. The Company currently operates at a loss with minimal to no revenue.

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

The net income for the three months ended March 31, 2018 of $121,532 was off-set primarily by non-cash operating expenses of: $34,579 in warrant grants and related amortization expense, $446,875 from the net change in fair value of the bridge subscriptions, $66 of depreciation and amortization, and a $36,265 net increase in accounts payable and accrued expenses. As a result, net cash used in operating activities amounted to $187,613 in the first quarter of 2018.

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

Financial Condition, Liquidity and Capital Resources

The Company believes its funds as of the date of this filing are sufficient to support operations through at least the second quarter of 2018. However, the Company will need to raise additional capital to close its initial acquisitions and support operations through the end of 2018; therefore, management believes there is currently substantial doubt about its ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements.

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

The Notes are currently convertible into common stock, or preferred stock if received by investors in the Equity Offering, at the discretion of the holder. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Bridge Offering.

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

In May 2018, the Board authorized and the Company commenced the Bridge Follow-On in an amount of up to $300,000. The terms of this Bridge Follow-On round are identical to the 2017 Bridge Offering except the notes will have a two-year term (instead of three). As of May 15, 2018, the Company raised $40,000 from two Directors and one Board observer.

Funds from the Bridge Offering and Bridge Follow-On will be used to secure acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the Equity Offering, and operating capital through the second quarter of 2018. A limited portion of the funds have also been used to eliminate liabilities on the Company’s balance sheet.

Company’s Prior Financings.

Subsequent to the Merger into the public company, the Company raised $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable on July 31, 2018 per the 2018 Modification if not converted, and has no voting rights until converted to common stock. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of March 31, 2018.

On January 11, 2016, the Company issued 100 shares of Preferred Stock to an accredited investor (the “Preferred Stock”) for $100,000. The Preferred Stock is currently convertible at $0.10 per share of the Company’s common stock (the “Conversion Price”). In total, we have 600 shares of Preferred Stock outstanding to two investors. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the Purchase Price.

On March 15, 2016, the Company entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bore 20% interest with interest payments due monthly. The holders received loan issuance costs of a 100,000 share equity kicker valued at $26,000, $3,000 cash and a second security interest in the assets of the Company. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016. On March 22, 2017, the Company and the lenders entered into an Addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion at the discretion of the holders to common stock at a price of $0.15 per share, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest. These fees and interest payments were paid in April 2017, and the loan was repaid in full in December 2017.

On April 29, 2016, the Company’s three independent Directors loaned to the Company a total of $60,200 pursuant to three Convertible Notes which were automatically convertible into the equity securities issued in the Company’s next financing of at least $1,000,000 at the same price and same terms. The Convertible Notes bear 8% interest and have a 10% Original Issuance Discount. The total principal amount of all three Notes was $66,000. The Notes were converted into the Bridge Offering in March 2017. In June 2016, three other shareholders of the Company provided an additional $30,000 to the Company on the same loan terms, which were also subsequently converted into the Bridge Offering.

In July and August 2016, the Company received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $0.21 per share for an aggregate of $157,500, less $610 in financing costs.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balance as of March 31, 2018 and December 31, 2017 for the Cyclone licensing rights was $0 in both periods. The licensing rights were amortized over its estimated useful life of 4 years.

Accumulated amortization for the periods ended March 31, 2018 and December 31, 2017 was $0 and $0, respectively. The net balances as of March 31, 2018 and December 31, 2017 for the Phoenix deferred revenue were $0 and $0, respectively, due to the release of this contract liability item with the transfer of the Magnegas contract to Phoenix in January 2017.

In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the March 31, 2018 and December 31, 2017 condensed consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of March 31, 2018, the Company had an accumulated deficit of $9,848,442. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2018.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of March 31, 2018, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness is disclosed below:

●	Management lacks knowledge and expertise with accounting for stock-based compensation and income taxes.

●	Management does not have the adequate resources to accurately close the books and records and prepare the required financial statements and related disclosures in a timely manner.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by the Company in the first fiscal quarter of 2018 and up to the date of filing that have not been previously reported.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of March 31, 2018 (unaudited) and December 31, 2017

Condensed Consolidated Statements of Operations of the Company for the three months ended March 31, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the three months ended March 31, 2018 and 2017 (unaudited)

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

Q2EARTH INC.

Date:	5/15/18	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date:	5/15/18	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer

