Form 10-Q
period 2018-06-30
Q2Earth Inc.
filed 2018-08-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: June 30, 2018

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

August 13, 2018: Common – 48,997,460

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$179,639	$298,673
Prepaid expenses	30,501	5,833
TOTAL CURRENT ASSETS	210,140	304,506

PROPERTY AND EQUIPMENT, NET	420	553

TOTAL ASSETS	$210,560	$305,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$202,275	$111,396
Debentures	165,000	165,000
Deferred revenue and license deposits	10,064	10,064
TOTAL CURRENT LIABILITIES	377,339	286,460

Convertible bridge notes, at fair value	3,300,000	3,270,000

TOTAL LIABILITIES	3,677,339	3,556,460

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $694,456)	694,456	670,773

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 48,997,460 and 48,384,009 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4,899	4,838
Additional paid-in capital	6,178,581	6,046,749
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(10,340,928)	(9,969,974)
TOTAL STOCKHOLDERS’ DEFICIT	(4,161,235)	(3,922,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$210,560	$305,059

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$-	$37,980	$-	$37,980
COST OF REVENUES	-	28,082	-	28,082
Gross profit	-	9,898	-	9,898

EXPENSES
Payroll	80,431	69,985	160,863	114,763
Professional fees	197,773	493,681	337,566	535,418
General and administrative	36,376	53,161	72,993	107,129
Total Expenses	314,580	616,827	571,422	757,310

LOSS FROM OPERATIONS	(314,580)	(606,929)	(571,422)	(747,412)

OTHER INCOME (EXPENSE)
Financing costs including interest	(73,855)	(90,327)	(144,856)	(136,560)
Gain on extinguishment of liabilities	-	51,883	-	358,145
Change in fair value of convertible bridge notes	(104,051)	(625,277)	345,324	(625,277)
Total Other Income (Expense)	(177,906)	(663,721)	200,468	(403,692)

LOSS BEFORE INCOME TAXES	(492,486)	(1,270,650)	(370,954)	(1,151,104)

INCOME TAXES	-	-	-	-

NET LOSS	(492,486)	(1,270,650)	(370,954)	(1,151,104)

PREFERRED STOCK
Series A convertible contractual dividends	(8,975)	(8,778)	(22,621)	(17,852)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(501,461)	$(1,279,428)	$(393,575)	$(1,168,956)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	(0.01)	(0.03)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	48,533,963	47,670,617	48,458,986	41,427,404

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(370,954)	$(1,151,104)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	133	22,852
Restricted shares issued for outside services	-	209,600
Stock based compensation	96,849	145,718
Paid-in-kind interest – convertible bridge notes	140,488	-
Change in fair value of convertible bridge notes	(345,324)	625,277
Amortization of preferred stock discount	1,062	69,323
Amortization of debt issuance costs	2,500	1,250
Gain on extinguishment of liabilities	-	(358,145)
Changes in operating assets and liabilities
Increase in accounts receivable	-	(19,550)
Increase in prepaid expenses	(24,668)	(892)
Increase (decrease) in accounts payable & accrued expenses	90,880	(31,699)
Net cash used in operating activities	(409,034)	(487,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid to ETS	-	(75,000)
Net cash used in investing activities	-	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	-	(600)
Proceeds from notes payable - related parties	-	18,100
Proceeds from convertible bridge notes, net of issuance costs	290,000	1,435,000
Net cash provided by financing activities	290,000	1,452,500

NET (DECREASE) INCREASE IN CASH	(119,034)	890,130

CASH - Beginning of period	298,673	3,330

CASH - End of period	$179,639	$893,460

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$1,244	$37,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible bridge notes and accrued interest to 613,451 shares of common stock	$57,664	$-
Accrual of contractual dividends on Series A convertible preferred stock	$22,621	$17,852
Forgiveness of deferred salary by officer	$-	$112,797
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$-	$191,908
Settlement of accounts payable and accrued expenses to 1,738,195 shares of common stock	$-	$260,679
Reclassification of derivative liabilities to equity upon adoption of ASU 2017-11	$-	$213,042

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of compost and soil manufacturing and is pursuing a plan of strategic acquisitions in this sector. The Company previously owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August 2017. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”) operated as a waste to energy R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company have from its inception in 2014 until early 2017 been essentially those of the Subsidiary. In May 2016, the Company began exploring other synergistic business lines such as compost and soil manufacturing from waste water biosolids and other waste feedstocks. In 2017, the Company formally shifted its focus from waste to energy technology R&D, including selling its technology to a license in August 2017, to the acquisition and operation of facilities that manufacture compost and sustainable soils from waste resources.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

For the six months ended June 30, 2018, the Company used cash in operating activities of $409,034. The accumulated deficit since inception is $10,340,928, which is comprised of operating losses and other expenses. Additionally, the debentures and redeemable convertible preferred stock both matured on July 31, 2018 and have not been repaid or extended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate sufficient revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to acquire cash-flowing businesses, grow revenue and earnings of those companies, and continue to raise funds through debt or equity offerings.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In June 2018, the Company raised an additional $290,000 in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”), and then in July 2018, completed an additional $250,000 in the Follow-On Bridge Offering with the same institutional investor. The proceeds from the Follow-On Bridge Offering are expected to provide working capital for the Company through the third quarter of 2018, though there can be no assurances that these funds will be sufficient to fund operations.

On July 27, 2018, the Company signed a Stock Purchase Agreement for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Jacksonville, Florida, from its sole shareholder. The purchase price of $4,500,000 will be paid in cash with $500,000 of that purchase price subject to a two-year promissory note secured by the land of GBWA. Closing is conditioned, among other items, on delivery of the purchase price to the seller, which will require the Company to raise additional financing. Management can make no guaranty that this acquisition will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of the Company.

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

Revenue Recognition

Revenue for services from the Company’s compost and soil business includes contracts where the Company is paid to do feasibility studies, site assessment studies and other similar services in connection with a third party soil or compost manufacturing business In its review, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies specific performance obligation. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

Basic and Diluted Loss Per Share

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. There were no potentially dilutive shares as of June 30, 2018 and 2017.

At June 30, 2018, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 3,718,845 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 22,387,942 shares that may be converted from the Bridge Round (based upon an assumed conversion price at June 30, 2018 of $0.094 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At June 30, 2017, there were the following potentially dilutive securities that were excluded from diluted net income per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 3,568,845 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from the Bridge Round, as the valuation and corresponding share price were not determinable at such time), and 4,000,000 shares from the conversion of redeemable convertible preferred stock.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
Furniture and computers	$1,328	$1,328
Total	1,328	1,328
Accumulated depreciation	(908)	(775)
Net property and equipment	$420	$553

Depreciation expense for the three months ended June 30, 2018 and 2017 was $67 and $494 respectively; and for the six months ended June 30, 2018 and 2017 was $133 and $977 respectively.

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contained a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The licensing rights were amortized over its estimated useful life of 4 years. Amortization expense for the three months ended June 30, 2018 and 2017 was $0 and $10,938, respectively, and for the six months ended June 30, 2018 and 2017 was $0 and $21,875, respectively.

On January 9, 2017, the Company transferred and assigned to Phoenix its Technology Sales Agreement with MagneGas Corporation (the “MagneGas Agreement”) to deliver a waste-to-power system to this customer. Under the MagneGas Agreement, the Company had been paid $90,000 as of the date of transfer, and $68,000 was still due from the customer based on milestones set forth in the MagneGas Agreement. Phoenix assumed the MagneGas Agreement, including deferred revenue of $50,000, with all rights to receive the future payments thereunder, and responsibility to perform the services and provide the products to the customer. The Company has no further responsibility under the MagneGas Agreement. In consideration for this transfer, Phoenix agreed that the Company had completed and satisfied all financial obligations associated with all past agreements between Phoenix and the Company, specifically: (1) $150,000 previously paid by Phoenix for durability testing of the Q2P engine, and (2) delivery by the Company of the first ten (10) Q2P engines at the rate of $10,000 per delivered Engine for $100,000 in total. This deferred revenue in the total amount of $250,000 was recorded as gain from the extinguishment of liabilities in the consolidated statement of operations for the six months ended June 30, 2017.

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

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the June 30, 2018 and December 31, 2017 consolidated balance sheets.

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

NOTE 7 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the Warrants that were issued with the Debentures’ exercise price, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest, but contained an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of June 30, 2018 and December 31, 2017, the aggregate outstanding principal amount of the two Debentures was $165,000. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share. As of the date of filing, the Debentures were in default. The Company and the holders are in discussions to extend the maturity date or seek an alternative resolution.

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

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a Convertible Promissory Note offering (the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of the end of 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round. In June 2018, the Company raised an additional $290,000 in Follow-On Bridge Offering notes on substantially same terms as the Bridge Offering (but with a two-year maturity) with three accredited investors and one institutional investor. In July 2018, the Company raised an additional $250,000 in the Follow-On Bridge Offering with the same institutional investor. Also in June 2018, one of the original Notes for $50,000 plus $7,664 accrued interest was converted into 613,451 shares of common stock.

The Convertible Promissory Notes (the “Notes”) from the Bridge Offering and the Follow-On Bridge Offering convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of June 30, 2018 was $3,300,000 (see Note 9) and the principal amount due was $2,081,908. The change in fair value resulted in a (loss) gain for the three and six months ended June 30, 2018 of ($104,051) and $345,324, respectively.

The Notes and Follow-On Bridge Offering notes (collectively, the “Bridge Notes”) are currently convertible into common stock, or preferred stock if received by investors in the Equity Offering, at the discretion of each holder based on the conversion formula provided in the Bridge Notes. Maturity is 36 months from issuance (24 for the Follow-On Bridge notes) with 15% annual interest which will be capitalized each year into the principal of the Bridge Notes and paid in kind. There are no warrants issued in connection with either of the Offerings.

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

As disclosed in Note 7, the Bridge Notes are reported at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period.

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2018 and December 31, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	June 30, 2018	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,300,000	$-	$-	$3,300,000
Total	$3,300,000	$-	$-	$3,300,000

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Convertible Notes	$3,270,000	$-	$-	$3,270,000
Total	$3,270,000	$-	$-	$3,270,000

There were no transfers between levels during 2017 and through June 30, 2018. However, in accordance with ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);” Derivatives and Hedging (Topic 815), the financial instruments previously classified and fair valued as derivative liabilities due to down round features, have been retrospectively adjusted by means of a cumulative-effect to the consolidated balance sheet as January 1, 2017. The cumulative change effect of $388,667 was recognized as an adjustment of the opening balance of accumulated deficit for 2017.

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

Six months Ended June 30, 2018
Convertible Bridge Notes
Fair value, December 31, 2017	$3,270,000
Issuances of debt	290,000
Accrued interest	140,488
Conversions of debt and accrued interest to shares of common stock	(57,664)
Amortization of debt issuance costs	2,500
Net unrealized gain on convertible bridge notes	(345,324)
Fair value, June 30, 2018	$3,300,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at June 30, 2018: dividend yield of -0-%, volatility of 70 – 160%, risk free rate of 2.47% and an expected term of 1.75 years.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

The Company issued 613,451 shares of common stock in the first six months of 2018 in connection with the conversion of $50,000 of principal plus $7,664 of interest on the Notes.

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $0.10 per share of the Company’s common stock (the “Conversion Price”), as per the terms of a March 2018 Modification and Extension Agreement (the “2018 Modification”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock, and has a liquidation preference equal to the aggregate purchase price of $600,000 plus accrued dividends. In December 2017 and January 2018, the Company was obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). The Company extended the redemption date to July 31, 2018, per the 2018 Modification. The Company is negotiating an additional redemption extension or conversion to common stock as of the filing of this report. Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five (5) years following closing at a price of $0.50 per share.

The Preferred Stock has price protection provisions in the case that the Company issues any shares of stock not pursuant to an “Exempt Issuance” at a price below the Conversion Price. Exempt Issuances include: (i) shares of Common Stock or common stock equivalents issued pursuant to the Merger or any funding contemplated by the Merger; (ii) any common stock or convertible securities outstanding as of the date of closing; (iii) common stock or common stock equivalents issued in connection with strategic acquisitions; (iv) shares of common stock or equivalents issued to employees, directors or consultants pursuant to a plan, subject to limitations in amount and price; and (v) other similar transactions. The Certificate of Designation contains restrictive covenants not to incur certain debt, repurchase shares of common stock, pay dividends or enter into certain transactions with affiliates without consent of holders of 67% of the Preferred Stock. The holders consented to the Bridge Offering. The unconverted shares of Preferred Stock must be redeemed on July 31, 2018, per the 2018 Modification, which is currently being negotiated with the holders.

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. In 2016, the proceeds were allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount was amortized to interest expense over the term of the redemption period (2 years), which would result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of June 30, 2018 and December 31, 2017 was $0 and $1,062, respectively. Interest expense related to the preferred stock discount for the six months ended June 30, 2018, and 2017 was $1,062 and $69,323, respectively.

The Preferred Stock also carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period. They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

The following is a summary of all outstanding common stock warrants as of June 30, 2018:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	1.25
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	2.55
Warrants issued in connection with a services contract	1,000,000	$0.20	1.98
Warrants issued in connection with a services contract	1,000,000	$0.35	1.98
Warrants issued in connection with a services contract	150,000	$0.04	4.50

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

In June 2018, the Company issued a total of 1,600,000 common stock options under the 2016 Plan to three independent Board members and one Board observer. The options vest one-half immediately and the balance in 6 months, with a 10-year term and exercisable at $0.10 per share. The options were valued at $64,440 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.10 per share and with a maturity life of 3.0 years.

For the six months ended June 30, 2018, the charge to the consolidated statements of operations for the amortization of stock option grants awarded under the Option Plans and 2016 Plan and for warrants was $96,849.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2017 through June 30, 2018 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2017	6,915,480	$0.21	5.6
Options issued	1,600,000	0.10	9.8
Options exercised	—	—	—
Options cancelled	—	—	—
Balance, June 30, 2018	8,515,480	$0.19	6.0

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, June 30, 2018	7,672,147	$0.20	5.6

The fair value of new stock options and warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

Six Months June 30, 2018
Risk free interest rate	2.61%
Expected volatility	131.4%
Expected dividend yield	0%
Expected term in years	3.0
Average value per options	$0.04

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2017, the Company entered into two Employment Agreements, the first with its Chairman and, as of July 2017, CEO; and the second with its previous CEO and, as of July 2017, President and General Counsel. The Chairman receives a $12,500 per month fee starting April 1,2017 and continuing until the Company raises its next round of funding in the minimum amount of $5,000,000, at which time, his base salary will be increased to $350,000 per year. The President and General Counsel receives a $10,000 per month fee starting on April 1, 2017, and at such time that the Company raises its next round of funding in the minimum amount of $5,000,000, he will receive a base salary of $220,000 per year. Both agreements have provisions for a 12-month severance in the instance either executive is terminated without cause or after a change in control; however, the CEO’s severance was extended to 24 months in the first quarter of 2018 by resolution of the Company’s Compensation Committee. In July 2018, the Board approved a temporary increase in the salaries of the two executives pending the closing of the Company’s financing (see Note 12).

NOTE 12 - SUBSEQUENT EVENTS

In July 2018, the Company raised $250,000 in the Follow-On Bridge Offering from one institutional investor, who had also invested $250,000 in June 2018 in the same offering.

On July 13, 2018 the Board approved the repricing of current employee, director and consultant stock options to $0.10; and an increase of the CEO’s and President’s salaries to $275,000 and $220,000, respectively, provided however, if permanent funding of at least $4,000,000 is not secured by the Company within three (3) months of the August 1, 2018 commencement date of the increased salaries, such salaries would revert to the current reduced amounts.

On July 27, 2018, the Company signed a Stock Purchase Agreement for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Jacksonville, Florida, from its sole shareholder. The purchase price of $4,500,000 will be paid in cash with $500,000 of that purchase price subject to a two-year promissory note secured by the land of GBWA. Closing is conditioned, among other items, on delivery of the purchase price to the seller, which will require the Company to raise additional financing.

On August 1, 2018, the Company appointed David Shields to the position of Chief Financial Officer. Mr. Shields’ employment agreement provides for a two-year term with renewal options, base salary of $220,000, an equity grant subject to vesting and forfeiture (exact number of shares has not yet been determined), performance-based cash and equity bonuses to be determined by the Board of Directors and other benefits commensurate with the other executive level employees of the Company, a 12-month severance for termination without cause or for “good reason”, non-compete / non-solicitation covenants, and other standard benefits and features.

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

The Company’s subsidiary, Q2P, was originally formed in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it was through most of 2016: to complete research and development on its waste-to-power technology with the goal of pursuing business opportunities in the renewable power sector. The Company re-domiciled to Delaware as a corporation in April 2014, formally split from its former parent in July 2014, and changed its name to “Q2Power Corp.” in February 2015. It is licensed to do business in Florida, where it maintains an office.

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

Since May 2016, the Company began to pursue opportunities in business of manufacturing compost and soils from yard waste, food waste, biosolids and other waste streams. In 2017, the Company received and fulfilled its first paid services contract to provide a feasibility study for the manufacturing of soils from a large-scale development project; signed two letters of intent providing for an exclusivity period to acquire two separate compost manufacturing companies in the southeastern United States, and executed a definitive purchase agreement with a Florida-based company called Environmental Turnkey Solutions, which has subsequently been terminated.

Agreements, Term Sheets and Exclusivities. The Company currently has two letters of intent and one exclusivity agreement for the acquisition of two compost manufacturing companies in Texas and one in Georgia. Management is in different stages of due diligence and definitive contract negotiation with these companies, with the intention of having at least two of these three companies in a position to close under acquisition in 2018.

On July 27, 2018, we signed a definitive Stock Purchase Agreement (the “Purchase Agreement”) for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Jacksonville, Florida, from its sole shareholder. The purchase price of $4,500,000 will be paid in cash with $500,000 of that purchase price subject to a two-year promissory note secured by the land of GBWA.

GBWA is a residual waste management and compost manufacturing company that services papermills in the southeast United States. The company’s assets include land and improvements, equipment, inventory, proprietary know-how and tradenames, long-term contracts and extensive customer lists. GBWA’s management and employees will remain with the company following closing of the transaction, and the company’s operations and customer contracts will continue to be operated in the same manner as before the transaction.

Closing is conditioned, among other items, on delivery of the purchase price to the seller, which will require us completing our financing. The transaction is expected to close in the third fiscal quarter of 2018.

Management can make no guaranty that these acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of the Company.

Bridge Offering and Follow-On Bridge. In May 2017, the Company completed its Convertible Promissory Note “Bridge” offering (the “Bridge Offering”) with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. The Company raised an additional $200,000 in a continuation of the Bridge Offering on the same terms in September 2017. Funds from the Bridge offering have been used primarily to transition the Company to its new business strategy, as well as eliminate certain legacy liabilities. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”.

In May 2018, the Board authorized and the Company commenced a follow-on round to its 2017 Bridge Offering (the “Follow-On Bridge Offering”). The terms of this Follow-On Bridge Offering round are identical to the 2017 Bridge Offering except the notes have a two-year maturity (instead of three). As of August 2018, the Company raised $540,000 primarily from one new institutional investor. Two Directors and one Board observer also participated in this round. Funds raised to date from the Follow-On Bridge Offering are sufficient to provide for operations for the Company through the third quarter of 2018, including advancing its strategy to acquire cash-flowing composting businesses.

Acquisition Financing Term Sheets. In July 2018, the Company signed a non-binding term sheet for up to $15,000,000 in equity funding needed to complete the proposed acquisitions (the “Acquisition Funding”) with the institutional investor that invested in the Follow-On Bridge Offering. Also in July, we signed a non-binding term sheet with a second institutional investor for up to $6,000,000 in mezzanine-type debt funding (the “Debt Funding”). The providers of the Debt Funding may also participate up to $850,000 in the Acquisition Funding.

In connection with the Acquisition Funding, the Company provided the investor with a 60-day exclusive negotiations period which commences upon them investing $750,000 into the Follow-On Bridge Offering after June 30, 2018, of which they have funded $250,000 to date toward that benchmark (not inclusive of the additional $250,000 they invested in June). Both the equity and debt term sheets are subject to due diligence of both the Company and its proposed acquisition targets, as well as additional negotiation as to specific funding structure and terms of definitive agreements. As a result, there is a possibility that neither funding will close on terms provided in the non-binding terms sheets, if at all.

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

Moving forward, the Company intends focus on the business of compost and engineered soils manufacturing and sales; however, we will review and pursue other synergistic opportunities in the waste-to-value, recycling and residual management sectors if approved by our Board of Directors.

A. Plan of Operation

In the second quarter of 2018, the Company’s plans for the acquisition of commercial composting and sustainable soils manufacturing companies advanced materially in the opinion of management. These advancements include the execution of the GBWA Purchase Agreement, the signing of term sheets and significant progress towards completing diligence and definitive purchase agreements with two other composting companies in Texas, and the execution of non-binding term sheets for up to $15,000,000 in Acquisition Funding and $6,000,000 in Debt Funding to complete these three proposed acquisitions. We also hired a new Chief Financial Officer, David Shields, with considerable acquisition experience, starting at the end of July 2018.

In connection with the proposed acquisition of GBWA, the Company will also benefit from the highly experienced management and employees of that company, including one key employee who is expected to serve in a senior management operations role with the Company after closing. Based on its team, profitability, growth potential and long standing contracts with major customers, we expect GBWA to be a strong foundational acquisition for the Company.

In August 2017, the Company signed a definitive purchase agreement with Environmental Turnkey Solutions (“ETS”) of Naples, Florida, and its three members. This agreement was supposed to close in the first quarter of 2018; however, due to items that management uncovered in due diligence, we have now decided not to pursue this opportunity and instead focus on the three other acquisitions we have pending.

Management’s plan for the remainder of 2018 is to close the Acquisition Funding and Debt Funding, and then complete the three acquisitions described above. On a consolidated basis, these three acquisitions are expected to generate over $15,000,000 in annual revenue and provide over $2,500,000 in EBITDA at the operational subsidiary level. Beyond these transactions, management is working on a potential acquisition pipeline of targets that can further grow the Company’s financial position, operational reach, technology and IP portfolio, and shareholder value. We can make no guaranty that these acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of the Company.

To continue operations towards these goals, the Company raised $540,000 in the Follow-On Bridge Offering in June and July 2018, on terms substantially similar to the 2017 Bridge Offering from which we raised a total of $1,650,000 and retired an additional $191,908 in old debt. We intend on raising an additional $500,000 in the Follow-On Bridge Offering by the end of August 2018 from the institutional investor with whom the Company has the Acquisition Funding term sheet (such $500,000 in additional funding plus the $250,000 invested in July would trigger their 60 day exclusivity period to close the Acquisition Funding). Discussion of the Bridge Offering and Follow-On Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. Funds currently raised from the Follow-On Bridge Offering are sufficient to provide for operations for the Company through the third quarter of 2018, which includes advancing its strategy to acquire cash-flowing composting businesses, but not enough for closing proposed acquisitions. Management can make no guaranty that additional financing can be completed on terms acceptable to the Company, if at all.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations for the three months ended June 30, 2018 vs. 2017

The Company had no revenue during the three months ended June 30, 2018, The Company recorded revenue of $37,980 from the completion of a service agreement in the soil business during the three months ended June 30, 2017.

The Company recorded a loss from operations of $314,580 in the three months ended June 30, 2018, a decrease of $292,349 (48%) from our loss from operations of $606,929 for the same period in 2017. The change in fair value of the convertible bridge notes of $104,051 resulted in a net loss of $492,486 for the three months ended June 30, 2018, a decrease of $778,164 (61%) from our net loss of $1,270,650 for the same period in 2017. Some of the principal factors behind these results included higher professional fees and a greater loss recorded in the fair value of the convertible bridge notes in the 2017 period.

As noted above, included in the expenses for the three months ended June 30, 2018 and 2017 were the following material items: payroll increased to $80,431 in 2018 from $69,985 in the prior year period (13%) with the Company providing additional healthcare benefits in 2018 to its executives, and professional fees decreased to $197,773 in 2018, from $493,681 in the prior year period (40%) primarily due to a one-time stock issuance to consultants in the 2017 period.

Statement of Operations for the six months ended June 30, 2018 vs. 2017

The Company had no revenue during the six months ended June 30, 2018, The Company recorded revenue of $37,980 from the completion of a service agreement in the soil business during the six months ended June 30, 2017.

The Company recorded a loss from operations of $571,422 in the six months ended June 30, 2018, a decrease of $175,990 (24%) from our loss from operations of $747,412 in the same period in 2017. The change in fair value of the convertible bridge notes of $345,324 resulted in a net loss of $370,954 for the six months ended June 30, 2018, a decrease of $780,150 (68%) from our net loss of $1,151,104 for the same period in 2017. Some of the principal factors behind these results included higher professional fees and a greater loss recorded in the fair value of the convertible bridge notes in the 2017 period.

As noted above, included in the expenses for the six months ended June 30, 2018 and 2017 were the following material items: payroll increased to $160,863 in 2018 from $114,763 in the prior year period (140%) with both the Company’s CEO and President receiving compensation for the full six months in 2018, and professional fees decreased to $337,567 in 2018, from $535,418 in the prior year period (63%) primarily due to a one-time stock issuance to consultants in the 2017 period.

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

Since the change in business direction to focus on strategic partnerships and acquisitions in the compost and soil manufacturing space, the Company has reduced its operating expenses from approximately $150,000 per month to approximately $75,000 per month by laying-off engineering employees and terminating our R&D budget, which is off-set in part by added expenses in connection with our acquisition plans. As of the date of this Report, our CEO and President are receiving fees as consultants, even though they spend virtually all of their time on Company operations. We also have one additional financial consultant, who serves as the Principal Accounting Officer, however, we just hired a new CFO who has commenced work on August 1, 2018, which will increase our monthly expenses. Other expenses include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year; and we reduced $423,179 in payables with settlements of stock and assets over the past year.

The net loss for the six months ended June 30, 2018 of $370,954 was off-set primarily by non-cash operating expenses of: $96,849 in stock option grants and related amortization expense, $345,324 from the net change in fair value of the bridge subscriptions, $140,488 of paid-in-kind interest on the convertible bridge notes, and a $90,880 net increase in accounts payable and accrued expenses. As a result, net cash used in operating activities amounted to $409,034 in the first half of 2018.

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

Financial Condition, Liquidity and Capital Resources

The Company believes its funds as of the date of this filing are sufficient to support operations through at least the third quarter of 2018. However, the Company will need to raise additional capital to close its initial acquisitions and support operations through the end of 2018; therefore, management believes there is currently substantial doubt about its ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in the Company’s condensed consolidated financial statements.

Since July 2014, Q2P has raised close to $7 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, the Company has been able to complete the prototype stage of its original technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Specifically with the closing of our Bridge Offering, described below, we have also been able to pivot our business model to the compost and soil manufacturing business, and secure letters of intent to acquire operating compost companies.

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

The Notes are currently convertible into common stock of the Company, or preferred stock of the Company if received by investors in the Equity Offering, at the discretion of the holder. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Bridge Offering.

The Bridge Offering was led by two accredited investors and joined by approximately 25 additional accredited investors which included the Company’s Directors. Management conducted the Bridge Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Bridge Offering and debt settlements were issued pursuant to an exemption from registration under Section 4(a)(2) under the Securities Act of 1933.

In May through July 2018, the Company raised an additional $540,000 in the Follow-On Bridge Offering from one institutional investor, two Directors and one Board observer. We expect to raise an additional $500,000 in this Follow-On Bridge Offering in August 2018. The terms of this Follow-On Bridge Offering are identical to the 2017 Bridge Offering except the notes will have a two-year term (instead of three).

Funds from the Bridge Offering and Follow-On Bridge Offering will be used to secure our acquisitions of compost and soil companies with closings expected to occur concurrently with the closing of the proposed $15,000,000 Acquisition Funding and $6,000,000 Debt Funding, for which we have signed non-binding term sheets. Current funds will allow us to operate at least through the third quarter of 2018.

Company’s Prior Financings.

Subsequent to the Merger into the public company, the Company raised $600,000 in its Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that the Company issues shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over the Company’s assets (secondary to the Company’s debt holders), and certain negative covenant guaranties that the Company will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable on July 31, 2018 per the 2018 Modification if not converted, and has no voting rights until converted to common stock. The Company is currently discussing an additional modification to extend the redemption period or seek an alternative resolution. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of June 30, 2018.

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

Also, as part of the separation from Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group, which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The net balance as of June 30, 2018 and December 31, 2017 for the Cyclone licensing rights was $0 in both periods. The licensing rights were amortized over its estimated useful life of 4 years.

Accumulated amortization for the periods ended March 31, 2018 and December 31, 2017 was $0 and $0, respectively. The net balances as of June 30, 2018 and December 31, 2017 for the Phoenix deferred revenue were $0 and $0, respectively, due to the release of this contract liability item with the transfer of the Magnegas contract to Phoenix in January 2017.

In August 2017, the Company closed its Transfer Agreement which transferred to Phoenix all of the Company’s technology and materials associated with the old Q2P Technology, including transferring and assigning its License Agreement with Cyclone to Phoenix.

The Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the June 30, 2018 and December 31, 2017 condensed consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of June 30, 2018, the Company had an accumulated deficit of $10,340,928. Details of this are discussed above in the Balance Sheet disclosure.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2018.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of June 30, 2018, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness is disclosed below:

●	Management lacks knowledge and expertise with accounting for stock-based compensation and income taxes.

●	Management does not have the adequate resources to accurately close the books and records and prepare the required financial statements and related disclosures in a timely manner.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2018, the Company issued 613,451 shares of common stock to one holder of the Bridge Notes who converted and retired the principal amount of $50,000 plus accrued interest of $7,664. The shareholder was a sophisticated investor who had acquired the Bridge Note and received in the shares under an exemption from registration requirements.

There were no other sales of unregistered securities by the Company in the second fiscal quarter of 2018 and up to the date of filing that have not been previously reported.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default under its convertible Debentures in the principal amount of $165,000. The Company is in discussions with the holder to extend the maturity date or seek an alternative resolution.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of June 30, 2018 (unaudited) and December 31, 2017

Condensed Consolidated Statements of Operations of the Company for the three and six months ended June 30, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the six months ended June 30, 2018 and 2017 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

(b) Exhibits.

Exhibit
Number	Description

10.01	Employment Agreement of David Shields, CFO

31.1	302 Certification of Kevin M. Bolin, CEO

31.2	302 Certification of Peter Dunleavy, Principal Accounting Officer

32	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2EARTH INC.

Date:	8/14/18	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date:	8/14/18	By:	/s/ Peter Dunleavy
Peter Dunleavy
Principal Accounting Officer

