Form 10-Q
period 2018-09-30
Q2Earth Inc.
filed 2018-11-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: September 30, 2018

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

(1) Yes [X] No [  ]; (2) Yes [X] No [  ]

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 13, 2018: Common – 51,997,460

Documents incorporated by reference: None.

Q2EARTH, INC.

FORM 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$429,605	$298,673
Prepaid expenses and other current assets	50,583	5,833
TOTAL CURRENT ASSETS	480,188	304,506

PROPERTY AND EQUIPMENT, NET	354	553

TOTAL ASSETS	$480,542	$305,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$156,887	$111,396
Debentures	165,000	165,000
Deferred revenue and license deposits	10,064	10,064
TOTAL CURRENT LIABILITIES	331,951	286,460

Convertible bridge notes, at fair value	4,300,000	3,270,000

TOTAL LIABILITIES	4,631,951	3,556,460

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $703,530)	703,530	670,773

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,997,460 and 48,384,009 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5,199	4,838
Additional paid-in capital	6,507,294	6,046,749
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(11,363,645)	(9,969,974)
TOTAL STOCKHOLDERS’ DEFICIT	(4,854,939)	(3,922,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$480,542	$305,059

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$-	$17,953	$-	$55,933
COST OF REVENUES	-	20,187	-	48,269
Gross (loss) profit	-	(2,234)	-	7,664

EXPENSES
Payroll and related expenses	182,558	72,355	343,421	187,117
Professional fees	450,236	217,352	787,804	770,480
General and administrative	39,918	39,881	112,911	129,301
Total Expenses	672,712	329,588	1,244,136	1,086,898

LOSS FROM OPERATIONS	(672,712)	(331,822)	(1,244,136)	(1,079,234)

OTHER INCOME (EXPENSE)
Financing costs including interest	(95,110)	(109,220)	(239,966)	(245,779)
ETS transaction costs	-	(150,000)	-	(150,000)
Gain on extinguishment of liabilities	-	98,575	-	456,720
Change in fair value of convertible bridge notes	(254,893)	205,793	90,431	(419,484)
Total Other Income (Expense)	(350,003)	45,148	(149,535)	(358,543)

LOSS BEFORE INCOME TAXES	(1,022,715)	(286,674)	(1,393,671)	(1,437,777)

INCOME TAXES	-	-	-	-

NET LOSS	(1,022,715)	(286,674)	(1,393,671)	(1,437,777)

PREFERRED STOCK
Series A convertible contractual dividends	(9,074)	(9,074)	(31,694)	(26,926)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,031,789)	$(295,748)	$(1,425,365)	$(1,464,703)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	50,497,460	48,422,386	49,148,470	43,793,353

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,393,671)	$(1,437,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	23,060
Restricted shares issued for outside services	270,000	209,600
Paid-in-kind interest – convertible bridge notes	234,345	-
Stock based compensation	164,937	248,187
Change in fair value of convertible bridge notes	(90,431)	419,484
Amortization of preferred stock discount	1,062	103,984
Amortization of debt issuance costs	3,750	2,500
Gain on extinguishment of liabilities	-	(456,720)
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	5,250	8,753
Increase (decrease) in accounts payable & accrued expenses	45,491	(5,361)
Net cash used in operating activities	(759,068)	(884,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit toward GBWA purchase	(50,000)	-
Amount paid to ETS	-	(100,000)
Net cash used in investing activities	(50,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	-	(600)
Proceeds from notes payable - related parties	-	18,100
Proceeds from convertible bridge notes, net of issuance costs	940,000	1,635,000
Net cash provided by financing activities	940,000	1,652,500

NET INCREASE IN CASH	130,932	668,210

CASH - Beginning of period	298,673	3,330

CASH - End of period	$429,605	$671,540

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$1,247	$45,646

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible bridge notes and accrued interest to 613,451 shares of common stock	$57,664	$-
Accrual of contractual dividends on Series A convertible preferred stock	$31,695	$26,926
Forgiveness of deferred salary by officer	$-	$112,797
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$-	$191,908
Settlement of accounts payable and accrued expenses to 1,738,195 shares of common stock	$-	$260,679
Reclassification of derivative liabilities to equity upon adoption of ASU 2017-11	$-	$213,042
Settlement of accounts payable with property, equipment and licensing rights in Cyclone	$-	$147,500

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of compost and soil manufacturing and is pursuing a plan of strategic acquisitions and investments in this sector. The Company previously owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August 2017. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”) operated as an R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company have from 2014 until early 2017 been essentially those of the Subsidiary. In May 2016, the Company began exploring other synergistic business lines such as compost and soil manufacturing from waste water biosolids and other waste feedstocks. In 2017, the Company formally shifted its focus from waste-to-energy technology R&D, including selling its technology to a license in August 2017, to facilitating the acquisition of, investment in, and operation of facilities that manufacture compost and sustainable soils from waste resources. In November 2018, the Company, through a variable interest entity anticipated to be unconsolidated, consummated the first acquisition of a compost manufacturing and environmental services company and received an eight-year management agreement to run that entity. See Note 12 – Subsequent Events.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

For the nine months ended September 30, 2018, the Company used cash in operating activities of $759,068. The accumulated deficit since inception is $11,363,645, which is comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures and redeemable convertible preferred stock matured on July 31, 2018 and have not been repaid or extended as of the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to facilitate the acquisition of and investment in cash-flowing businesses, grow revenue and earnings of those companies, and continue to raise funds through debt or equity offerings.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In June 2018, the Company raised an additional $290,000 in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”), and then in the third quarter of 2018, completed an additional $650,000 in the Follow-On Bridge Offering with the same institutional investor.

On July 27, 2018, the Company signed a Stock Purchase Agreement for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Callahan, Florida, from its sole shareholder. A $50,000 deposit was paid to GBWA during the third quarter of 2018, and on October 31, 2018, the outside termination date of the agreement was amended to November 9, 2018 by the parties. On November 9, 2018, the Company transferred the agreement to acquire GBWA to Earth Property Holdings LLC, a Delaware limited liability company (“Earth Property”), and through Earth Property, consummated the GBWA acquisition. See Note 12 – Subsequent Events.

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

Revenue Recognition

Revenue for services from the Company’s business includes contracts where the Company is paid to do feasibility studies, site assessment studies, management work, and other similar services in connection with a third-party soil or compost manufacturing business. In its review, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Stock Based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

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

Derivatives

On January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) which resulted in a reclassification of the Company’s prior year derivative liabilities to equity. Prior to January 1, 2017, derivatives were recognized initially at fair value with subsequent changes in fair value recognized in profit or loss.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Years
Furniture and equipment	7
Computers	5

Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

Basic and Diluted Loss Per Share

Net loss per share is computed by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss less preferred dividends by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt. There were no potentially dilutive shares as of September 30, 2018 and 2017.

At September 30, 2018, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 22,985,751 shares that may be converted from the Bridge Round (based upon an assumed conversion price at September 30, 2018 of $0.0884 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At September 30, 2017, there were the following potentially dilutive securities that were excluded from diluted net income per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 5,187,345 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from the Bridge Round, as the valuation and corresponding share price were not determinable at such time), and 4,000,000 shares from the conversion of redeemable convertible preferred stock.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle-based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2016, the FASB also issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” implementation guidance on principal versus agent, identifying performance obligations, and licensing. The Company has completed the evaluation of this ASU impact on the results of operations and financial condition. The Company has concluded that the adoption of the new standard does not have an impact on the financial results and determined that no material adjustments were necessary to the existing accounting policies. The Company has adopted the ASU using the modified retrospective method on January 1, 2018.

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

In August 2018, the FASB issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

Concentration of Risk

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
Furniture and computers	$1,328	$1,328
Total	1,328	1,328
Accumulated depreciation	(974)	(775)
Net property and equipment	$354	$553

Depreciation expense for the three months ended September 30, 2018 and 2017 was $66 and $209 respectively; and for the nine months ended September 30, 2018 and 2017 was $199 and $1,196 respectively.

NOTE 5 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business. This agreement contained a royalty provision equal to 5% of gross sales payable to Cyclone on sales of engines derived from technology licensed from Cyclone. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The licensing rights were amortized over its estimated useful life of 4 years. Amortization expense for the three months ended September 30, 2018 and 2017 was $0, and for the nine months ended September 30, 2018 and 2017 was $0 and $21,875, respectively.

On January 9, 2017, the Company transferred and assigned to Phoenix its Technology Sales Agreement with MagneGas Corporation (the “MagneGas Agreement”) to deliver a waste-to-power system to this customer. Under the MagneGas Agreement, the Company had been paid $90,000 as of the date of transfer, and $68,000 was still due from the customer based on milestones set forth in the MagneGas Agreement. Phoenix assumed the MagneGas Agreement, including deferred revenue of $50,000, with all rights to receive the future payments thereunder, and responsibility to perform the services and provide the products to the customer. The Company has no further responsibility under the MagneGas Agreement. In consideration for this transfer, Phoenix agreed that the Company had completed and satisfied all financial obligations associated with all past agreements between Phoenix and the Company, specifically: (1) $150,000 previously paid by Phoenix for durability testing of the Q2P engine, and (2) delivery by the Company of the first ten engines at the rate of $10,000 per delivered engine for $100,000 in total. This deferred revenue in the total amount of $250,000 was recorded as gain from the extinguishment of liabilities in the consolidated statement of operations for the nine months ended September 30, 2017.

On August 14, 2017, the Company closed a Technology Transfer and Assignment Agreement (the “Transfer Agreement”) with Phoenix to transfer to Phoenix all of the Company’s technology and materials associated with Q2P’s external combustion engine, controls and auxiliary systems (the “Q2P Technology”), developed both in conjunction with its license agreement with Cyclone and such other Q2P Technology developed independently from the license agreement. Pursuant to a consent from Cyclone, the Company also transferred and assigned the license agreement to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the license transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the consolidated statement of operations for the three and nine months ended September 30, 2017.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the September 30, 2018 and December 31, 2017 consolidated balance sheets.

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

NOTE 7 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the Warrants that were issued with the Debentures, which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest but contain an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of September 30, 2018, and December 31, 2017, the aggregate outstanding principal amount of the two Debentures was $165,000. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share. As of the date of filing, the Debentures were in default. The Company and the holders are in discussions to extend the maturity date or seek an alternative resolution.

On December 12, 2017, the Company paid-off in full a term loan agreement with one accredited investor in the principal amount of $150,000, initially issued in March 2016. The loan bore 20% interest with interest payments due monthly. The Company incurred loan issuance costs of 100,000 shares of common stock valued at $26,000, $3,000 cash and provided a second security interest in the assets of the Company to the holders. The issuance costs were fully expensed in 2016. On March 22, 2017, prior to repayment, the Company and the term loan holder entered into an addendum to the loan agreement which extended the maturity date to December 31, 2017, allowed for conversion of the principal amount and accrued interest at the discretion of the holder to common stock, and waived all defaults in return for payment of $30,000 which included a $15,000 late penalty and $15,000 of accrued but unpaid interest. The Company determined that the new conversion feature had no intrinsic value and that the amended terms did not result in a significantly different instrument, and, accordingly, accounted for the addendum as a modification of debt. This debt was repaid in full in December 2017.

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a Convertible Promissory Note offering (the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors and one shareholder converted $168,152 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of the end of 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round. In June 2018, the Company raised an additional $290,000 in Follow-On Bridge Offering notes on substantially same terms as the Bridge Offering (but with a two-year maturity) with three accredited investors and one institutional investor. In the third quarter of 2018, the Company raised an additional $650,000 in the Follow-On Bridge Offering with the same institutional investor. Also, in June 2018, one of the original Notes for $50,000 plus $7,664 accrued interest was converted by its holder into 613,451 shares of common stock.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of September 30, 2018 was $4,300,000 (see Note 8) and the principal amount due was $2,731,908. The change in fair value resulted in a loss for the three months ended September 30, 2018 of $254,893 and a gain for the nine months ended September 30, 2018 of $90,431. For the three months ended September 30, 2017, the change in fair value was a gain of $205,793, and for the nine months ended September 30, 2017 the change was a loss of $419,484.

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

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at September 30, 2018 and December 31, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	September 30, 2018	Level 1	Level 2	Level 3
Convertible Bridge Notes	$4,300,000	$-	$-	$4,300,000
Total	$4,300,000	$-	$-	$4,300,000

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,270,000	$-	$-	$3,270,000
Total	$3,270,000	$-	$-	$3,270,000

There were no transfers between levels during 2017 and through September 30, 2018. However, in accordance with ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);” Derivatives and Hedging (Topic 815), the financial instruments previously classified and fair valued as derivative liabilities due to down round features, have been retrospectively adjusted by means of a cumulative-effect to the consolidated balance sheet as January 1, 2017. The cumulative change effect of $388,667 was recognized as an adjustment of the opening balance of accumulated deficit for 2017.

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

Nine months Ended September 30, 2018
Convertible Bridge Notes
Fair value, December 31, 2017	$3,270,000
Issuances of debt	940,000
Accrued interest	234,345
Conversions of debt and accrued interest to shares of common stock	(57,664)
Amortization of debt issuance costs	3,750
Net unrealized gain on convertible bridge notes	(90,431)
Fair value, September 30, 2018	$4,300,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at September 30, 2018: dividend yield of -0-%, volatility of 70-170%, risk free rate of 2.7% and an expected term of 1.5 years.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

The Company issued 3,000,000 shares of common stock in the first nine months of 2018 in connection with a services agreement, and another 613,451 shares of common stock in the period in connection with the conversion of $50,000 of principal plus $7,664 of interest on the Notes.

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $0.10 per share of the Company’s common stock (the “Conversion Price”), as per the terms of a March 2018 Modification and Extension Agreement (the “2018 Modification”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $600,000 plus accrued dividends. In December 2017 and January 2018, the Company was obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). The Company extended the redemption date to July 31, 2018 per the 2018 Modification. The Company is negotiating an additional redemption extension or conversion to common stock as of the filing of this report. Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five years following closing, currently exercisable at a price of $0.50 per share.

The Preferred Stock has price protection provisions in the case that the Company issues any shares of stock not pursuant to an “Exempt Issuance” at a price below the Conversion Price. Exempt Issuances include: (i) shares of Common Stock or common stock equivalents issued pursuant to the original merger of the company or any funding contemplated by that transaction; (ii) any common stock or convertible securities outstanding as of the date of closing; (iii) common stock or common stock equivalents issued in connection with strategic acquisitions; (iv) shares of common stock or equivalents issued to employees, directors or consultants pursuant to a plan, subject to limitations in amount and price; and (v) other similar transactions. The Certificate of Designation contains restrictive covenants not to incur certain debt, repurchase shares of common stock, pay dividends or enter into certain transactions with affiliates without consent of holders of 67% of the Preferred Stock. The holders of the Preferred Stock consented to the Bridge Offering. The unconverted shares of Preferred Stock were required to be redeemed on July 31, 2018, per the 2018 Modification, which is currently being negotiated with the holders.

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. In 2016, the proceeds were allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount was amortized to interest expense over the term of the redemption period (2 years), which would result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of September 30, 2018 and December 31, 2017 was $0 and $1,062, respectively. Interest expense related to the preferred stock discount for the nine months ended September 30, 2018, and 2017 was $1,062 and $103,985, respectively.

The Preferred Stock carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period. They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

The following is a summary of all outstanding common stock warrants as of September 30, 2018:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	2,033,500	$0.50	1.00
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	2.30
Warrants issued in connection with a services contract	1,000,000	$0.20	1.73
Warrants issued in connection with a services contract	1,000,000	$0.35	1.73
Warrants issued in connection with a services contract	150,000	$0.04	4.25

NOTE 10 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

On July 31, 2014, the Board of Directors of Q2P approved the Founders Stock Option Plan (“Founders Plan”) and the 2014 Employee Stock Option Plan (the “2014 Plan”), collectively the “Option Plans”. The Option Plans were developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase restricted common stock of the Company. On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional four million shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion.

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

Option Repricing

On July 13, 2018, the compensation committee of the Company’s Board of Directors, approved a one-time stock option repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions became effective on July 13, 2018. Under the Option Repricing, as of the date the Option Repricing became effective, Eligible Options with an exercise price at or above $0.21 per share (representing an aggregate of 5,031,000 options, or 59% of the total outstanding) were amended to reduce such exercise price to $0.10.

The impact of the repricing was a one-time incremental non-cash charge of approximately $49,722, which was recorded to stock option expense in the three months ended September 30, 2018. An additional $333 of expense is being charged to operations over the remaining term of the options.

Total stock-based compensation to employees and non-employees for the three months and nine months ended September 30, 2018 was $68,086 and $164,937, respectively.

During the three-month period ended September 30, 2018 the Company granted no new options. A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2017 through September 30, 2018 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2017	6,915,480	$0.21	5.6
Options issued	1,600,000	0.10	9.5
Options exercised	—	—	—
Options cancelled	—	—	—
Balance, September 30, 2018	8,515,480	$0.12	5.7

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, September 30, 2018	7,672,147	$0.13	5.3

The fair value of new stock options and warrants granted and repriced stock options using the Black-Scholes option pricing model was calculated using the following assumptions:

Nine Months September 30, 2018
Risk free interest rate	2.61 – 2.66%
Expected volatility	131.4%
Expected dividend yield	0%
Expected term in years	3.0
Average value per options	$0.04 – 0.05

Expected volatility is based on historical volatility of a group of 5 comparable companies, due to the low trading volume of the Company’s own stock. Short Term U.S. Treasury rates were utilized as the risk-free interest rate. The expected term of the options was calculated using the alternative simplified method codified as ASC 718 “Accounting for Stock Based Compensation,” which defined the expected life as the average of the contractual term of the options and the weighted average vesting period for all issuances.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2017, the Company entered into two Employment Agreements, the first with its Chairman and, as of July 2017, CEO; and the second with its previous CEO and, as of July 2017, President and General Counsel. The Chairman initially received a $12,500 per month fee starting April 1,2017 and continuing until the Company raises its next round of funding in the minimum amount of $5,000,000, at which time, his base salary will be increased to $350,000 per year. The President and General Counsel initially received a $10,000 per month fee starting on April 1, 2017, and at such time that the Company raises its next round of funding in the minimum amount of $5,000,000, he will receive a base salary of $220,000 per year. Both agreements have provisions for a 12-month severance in the instance either executive is terminated without cause or after a change in control; however, the CEO’s severance was extended to 24 months in the first quarter of 2018 by resolution of the Company’s Compensation Committee. In July 2018, the Board approved an increase of the CEO’s and President’s salaries to $275,000 and $220,000, respectively.

On August 1, 2018, the Company entered into an employment agreement with its Chief Financial Officer, which provides for a two-year term with renewal options, base salary of $220,000, an equity grant subject to vesting and forfeiture (exact number of shares has not yet been determined), performance-based cash and equity bonuses to be determined by the Board of Directors and other benefits commensurate with the other executive level employees of the Company, a 12-month severance for termination without cause or for “good reason”, non-compete / non-solicitation covenants, and other standard benefits and features.

NOTE 12 - SUBSEQUENT EVENTS

The Company’s institutional investor in the Follow-On Bridge Offering has provided an additional $40,000 in funding under that structure since the end of the third quarter.

On November 9, 2018, the Company completed the following transactions:

The Company transferred the Stock Purchase Agreement (the “Purchase Agreement”) for the purchase of all the capital stock of George B. Wittmer Associates Inc. (“GBWA”) and a previously paid deposit thereunder to Earth Property Holdings LLC, a Delaware limited liability company (“Earth Property”), pursuant to a Transfer and Assignment Agreement (the “Transfer Agreement”).

In consideration for the transfer of the Purchase Agreement to Earth Property, the Company was issued 124,999 Class B Units in Earth Property (the “Class B Units”), equal to approximately 19.9% of the voting equity of that limited liability company at closing, and received reimbursement for $109,020 of expenses incurred in connection with the diligence of GBWA and per terms in the Purchase Agreement.

In connection with the Transfer Agreement, the Company also signed an eight-year Management Agreement to oversee and manage all of the daily operations of Earth Property (the “Management Agreement”) and GBWA. The Management Agreement provides a $200,000 per year fee to the Company and can be terminated by Earth Property upon payment of a severance payment equal to one-year of management fees.

Concurrently with the closing of the Transfer Agreement, Earth Property consummated a private offering in the amount of $4,400,000 for 500,000 of its Class A Units (the “Class A Units”) to one institutional investor (the “Class A Unit Offering”), equal at closing to approximately 80.1% of the voting equity of Earth Property. The Company’s CEO also participated in the Class A Unit Offering through the institutional investor. The Class A Units provide an 8% per annum preferred distribution, and liquidation preferences so that the Class A Unit holders will receive their preferred distribution and their capital account balance prior to any distributions to the Class B Unit holder.

The rights and preferences of the Class A Unit and Class B Unit members are set forth in a Limited Liability Company Agreement (the “LLC Agreement”), executed concurrently with the Class A Unit Offering closing. Under the LLC Agreement and as contemplated in the Management Agreement, the Company’s CEO, CFO and President were appointed to serve as President, Treasurer and Secretary, respectively, of Earth Property. Also, the Company’s CEO was appointed to serve on the Board of Directors of Earth Property along with two other appointees of the Class A Unit members.

Immediately subsequent to the closing of the Class A Unit Offering, Earth Property closed the Purchase Agreement with GBWA and assumed control of that company, its assets and operations. Based on a preliminary assessment, the Company will not consolidate the financial statements of Earth Property or GBWA on an ongoing basis, as Earth Property is expected to be classified as an unconsolidated variable interest entity, accounted for as an equity investment on the Company’s balance sheet with a cost basis of $50,000.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” in previous filings and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

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

Overview

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.

Our initial subsidiary, Q2P, was originally formed in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it was through most of 2016: to complete research and development on its waste-to-power technology with the goal of pursuing business opportunities in the renewable power sector. We re-domiciled to Delaware as a corporation in April 2014, formally split from its former parent in July 2014, and changed our name to “Q2Power Corp.” in February 2015. We are licensed to do business in Florida, where we maintain an office.

On November 12, 2015, Q2P consummated its Agreement and Plan of Merger (the “Merger Agreement”) with the Company (then called Anpath Group, Inc.) and our newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), resulting in the Merger Subsidiary merging with and into Q2P. As a result, Q2P was the surviving company and a wholly-owned subsidiary of AnPath (the “Merger”). As a result of the Merger, all outstanding shares of Q2P were exchanged for 24,034,475 shares of our common stock, representing approximately 93% of the total issued and outstanding common stock of the Company, excluding stock options, warrants and convertible notes outstanding at such time. In addition, we assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”), and 1,095,480 options outstanding thereunder. As of the date of the Merger, the officers and directors of Q2P took over the management and Board of Directors of the Company.

In connection with the Merger, we sold the former operating entity of Anpath, ESI, to three former officers and shareholders of Anpath in exchange for the return of 470,560 shares of our common stock and ESI retaining all of the old liabilities of ESI including a litigation judgment. In December 2015, we officially changed our name to Q2Power Technologies, Inc. to reflect our new business direction – that of Q2P – after the Merger. In February 2016, we changed our fiscal year end from March 31 to December 31 to reflect the year-end of our operating Subsidiary, and up-listed our common stock to the OTCQB. The financial statements and footnotes to the financial statements reflect this change of fiscal year end. On August 18, 2017, we changed our name to Q2Earth, Inc.

Since May 2016, management began to pursue opportunities in business of manufacturing compost and soils from yard waste, food waste, biosolids and other waste streams. In 2017, we received and fulfilled our first paid services contract to provide a feasibility study for the manufacturing of soils from a large-scale development project; signed two letters of intent providing for an exclusivity period to acquire two separate compost manufacturing companies in the southeastern United States, and executed a definitive purchase agreement with a Florida-based company called Environmental Turnkey Solutions, which has subsequently been terminated.

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

On November 9, 2018, we transferred the Purchase Agreement to acquire GBWA to Earth Property Holdings LLC, a Delaware limited liability company (“Earth Property”), in return for approximately a 19.9% equity stake and an eight-year management agreement to run that entity and providing $200,000 per year in management fees. One institutional investor, in which our CEO participated, provided $4,400,000 in funding upon transfer of the agreement in return for 500,000 Class A Units equal to approximately 80.1% of the voting equity of the limited liability company. See “Note 12 – Subsequent Events” to our financial statements.

Immediately subsequent to the transfer of the Purchase Agreement and equity funding, Earth Property consummated the GBWA acquisition. GBWA’s management and employees are expected to remain with the company following closing of the transaction, and GBWA’s operations and customer contracts will continue to be operated in the same manner as before the transaction. We also appointed GBWA’s general manager, Michael Vogel, to serve in the additional role of Senior Vice President of Operations for Q2Earth.

In addition to our investment in Earth Property and the closing of the GBWA transaction, which we will manage and oversee moving forward, we currently have one letter of intent and one exclusivity agreement for the acquisition of compost manufacturing companies in Texas and Georgia. Management is in different stages of due diligence and definitive contract negotiation with these companies, with the intention of having at least one of these two companies in a position to close under acquisition in 2018. A previous letter of intent to acquire a second compost facility in Texas has been terminated after due diligence discovered that earnings were significantly below estimates provided to us; however, management expects to reengage negotiations with this company in the future if certain improvements to its operations are implemented.

We can make no guarantee that these additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of our shareholders.

Bridge Offering and Follow-On Bridge. In May 2017, we completed a Convertible Promissory Note “Bridge” offering (the “Bridge Offering”) with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. We raised an additional $200,000 in a continuation of the Bridge Offering on the same terms in September 2017. Funds from the Bridge Offering have been used primarily to transition the Company to our new business strategy, as well as eliminate certain legacy liabilities. Discussion of the Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”.

In May 2018, the Board authorized and management commenced a follow-on round to its 2017 Bridge Offering (the “Follow-On Bridge Offering”). The terms of this Follow-On Bridge Offering round are identical to the 2017 Bridge Offering except the notes have a two-year maturity (instead of three). As of September 2018, we raised $940,000 primarily from one new institutional investor (the “Institutional Bridge Investor”). Two Directors and one Board observer also participated in this round.

Acquisition Financing Term Sheets. In July 2018, we signed a non-binding term sheet for up to $15,000,000 in equity funding needed to complete the proposed acquisitions (the “Acquisition Funding”) with the Institutional Bridge Investor. Also, in July, we signed a non-binding term sheet with a second institutional investor for up to $6,000,000 in mezzanine-type debt funding (the “Debt Funding”). The providers of the Debt Funding may also participate up to $850,000 in the Acquisition Funding. The funding provided to Earth Property in November 2018 by an affiliated entity of the Institutional Bridge Investor for the purpose of closing the GBWA acquisition is considered by the parties to be in addition to the Acquisition Funding.

In connection with the Acquisition Funding, we provided the Institutional Bridge Investor with a 60-day exclusive negotiations period which commences upon them investing $750,000 into the Follow-On Bridge Offering after June 30, 2018, of which they have funded $690,000 to date toward that benchmark. This investor has been providing additional capital in the fourth quarter of 2018 under the Follow-On Bridge Offering to support our operations and business plan prior to the closing of the Acquisition Funding, which is anticipated but not guaranteed to continue through the end of the year. See “Note 12 – Subsequent Events” to the condensed financial statements. Both the equity and debt term sheets are subject to due diligence of both the Company and our proposed acquisition targets, as well as additional negotiation as to specific funding structure and terms of definitive agreements. As a result, there is a possibility that neither funding will close on terms provided in the non-binding terms sheets, if at all.

Sale of Engine Technology. On August 14, 2017, we closed a Technology Transfer and Assignment Agreement (the “Transfer Agreement”) with Phoenix Power Group LLC (“Phoenix”) to transfer to Phoenix all of our technology and materials associated with Q2P’s external combustion engine, controls and auxiliary systems (the “Q2P Technology”), developed both in conjunction with our license agreement with Cyclone Power Technologies, Inc. (“Cyclone”) and such other Q2P Technology developed independently from the license agreement. Pursuant to a consent from Cyclone, we also transferred and assigned the license agreement to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to our prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. We recorded a net gain from the extinguishment of liabilities of $95,178 in the consolidated statement of operations for the nine months ended September 30, 2017.

A. Plan of Operation

In the second and third quarters of 2018, our plans for facilitating the acquisition of and/or investment in commercial composting and sustainable soils manufacturing companies advanced materially in the opinion of management. These advancements include and culminated in the closing of the GBWA Purchase Agreement through Earth Property in November, the signing of a term sheet and significant progress towards completing diligence and a definitive purchase agreement with a composting company in Texas, and the execution of non-binding term sheets for up to $15,000,000 in Acquisition Funding and $6,000,000 in Debt Funding to complete subsequent proposed acquisitions. We also hired a new Chief Financial Officer, David Shields, with considerable acquisition experience; and a new financial controller, with significant experience in public companies and acquisition integration matters.

In connection with the acquisition of GBWA through Earth Property, we expect to also benefit from the highly experienced management and employees of that company, including one key employee who has joined us in a senior management operations role as of the date of closing. Based on its team, profitability, growth potential and long-standing contracts with major customers, we expect GBWA to be a strong foundational operation for us and our affiliated entity.

Management’s plan for the remainder of 2018 is to close the Acquisition Funding (or a significant portion thereof) and Debt Funding, and then facilitate the completion of the next acquisition described above. We will also be focused on our role managing the operations of Earth Property and GBWA. We cannot be certain that additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of our shareholders.

To continue operations towards these goals, we raised $940,000 in the Follow-On Bridge Offering between June and September 2018, on terms substantially similar to the 2017 Bridge Offering from which we raised a total of $1,650,000 and retired an additional $191,908 in old debt. We intend on raising approximately an additional $400,000 in the Follow-On Bridge Offering by the end of the year from the Institutional Bridge Investor if the Acquisition Funding has not fully closed. Discussion of the Bridge Offering and Follow-On Bridge Offering is provided in “Financial Condition, Liquidity and Capital Resources”. We will also receive fees from our management agreement with Earth Property that are expected to offset some of our overhead expenses. Management cannot guarantee that additional financing can be completed on terms acceptable to the Company, if at all.

Moving forward, we intend to focus on the business of compost and engineered soils manufacturing and sales; however, we will review and pursue other synergistic opportunities in the waste-to-value, recycling and residual management sectors if approved by our Board of Directors, including revenue producing waste-to-power assets and projects.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Between July 2014 and mid-2016, through Q2P we primarily devoted our efforts to commercializing the Q2P engine and CHP system, developing our waste-to-power business model, and recruiting executive management and key employees. Starting in the second half of 2016, we began to phase out our R&D operations, and in August 2017, sold our engine technology. We are now focused on promoting our compost manufacturing business model, including providing soil management services and facilitating the acquisition of or investing in other compost manufacturing companies. As a new entity, we have limited current business operations and nominal assets. We currently operate at a loss with minimal to no revenue.

Starting in the third quarter of 2018, we have increased our operating expenses as new employees have been hired and operations to acquire and invest in compost facilities have increased. We currently have four full time employees, including our CEO, President, CFO and controller. Other expenses which have increased recently include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year.

With respect to our technology, in January 2017, we transferred our sales agreement with MagneGas to Phoenix Power Group, a licensee of our technology. Under this agreement, Phoenix assumed all responsibility and liabilities associated with delivering a waste-to-power system to the customer and will receive any additional fees paid by the customer for successful performance. Phoenix released us of approximately $250,000 in deferred revenue liabilities in connection with this contract assignment. In August 2017, we closed our Transfer Agreement which transferred to Phoenix all of our technology and materials associated with the old Q2P Technology, including transferring and assigning our License Agreement with Cyclone to Phoenix.

Results of Operations for the three months ended September 30, 2018 and 2017

For the three months ended September 30, 2018, we recorded a net loss of $1,022,715, an increase of $736,041 (257%) from our loss from operations of $286,674 for the same period in 2017. Basic and diluted net loss per share was $0.02 for the three-month period ended September 30, 2018, as compared to a basic and diluted net loss per share of $0.01 in the same period of 2017. The primary underlying reasons for the increase in net loss include the increase in fair value of the convertible bridge notes of $254,893 for the three months ended September 30, 2018 compared to a decrease in fair value of $205,793 for the same period in 2017, and an increase of $343,124 in operating expenses for the three month period ended September 30, 2018 compared to the same period in 2017.

The majority of the $343,124 increase in operating expenses was due to an increase in payroll and related expenses of $110,203, or 152%, to $182,558 for the three-month period ended September 30, 2018 from $72,355 for the same period in 2017, due to the hiring of a CFO and financial controller during the current period. In addition, professional fees increased by $232,884, or 107%, to $450,236 for the three-month period ended September 30, 2018 from $217,352 for the same period in 2017, due to increased consulting services related to potential acquisitions.

We recorded no revenue during the three months ended September 30, 2018 compared to the same period in 2017 which reflected $17,953 from the completion of a service agreement in the soil business.

Results of Operations for the nine months ended September 30, 2018 and 2017

For the nine months ended September 30, 2018, we recorded a net loss of $1,393,671, a decrease of $44,106 (3%) from our loss from operations of $1,437,777 for the same period in 2017. Basic and diluted net loss per share was $0.03 for both the nine-month periods ended September 30, 2018 and 2017. The primary underlying reasons for the decrease in net loss were the decrease in other expense of $209,008 for the nine-month period ended September 30, 2018 compared to the same period in 2017, partially offset by an increase of $157,238, or 14%, in operating expenses for the nine-month period ended September 30, 2018 compared to the same period in 2017.

The majority of the $157,238 increase in operating expenses was due to an increase in payroll and related expenses of $156,304, or 84%, to $343,421 for the nine-month period ended September 30, 2018 from $187,117 for the same period in 2017, due to the fact that compensation was paid to the CEO and President for the full nine months in 2018 compared to only six months in 2017 and the hiring of a CFO and financial controller. Professional fees increased by $17,324 to $787,804 for the nine-month period ended September 30, 2018, which was mostly offset by a decrease in general and administrative expense for the same nine-month period ended September 30, 2018.

The decrease in other expense of $209,008 noted above was primarily driven by the change in fair value of the convertible bridge notes of a gain of $90,431 for the nine months ended September 30, 2018 as compared to a loss of $419,484 for the same period in 2017, resulting in a decrease in expense of $509,915, or 122%. In addition, we did not incur any transaction costs during the nine months ended September 30, 2018 compared to the $150,000 incurred in the same period in 2017 related to the ETS transaction. These decreases in other expenses were partially offset as we did not record a gain related to extinguishment of liabilities for the nine months ended September 30, 2018 compared to the gain of $456,720 recorded in the comparable period in 2017.

We recorded no revenue during the nine months ended September 30, 2018 compared to the same period in 2017 which reflected $55,933 from the completion of a service agreement in the soil business.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30, 2018, cash increased by $130,932. This increase was primarily the result of the proceeds from the Follow-On Bridge Offering.

Net cash used by operating activities was $759,068 for the nine months ended September 30, 2018, which reflected our net loss during the period of $1,393,671, partially offset by a net decrease in operating liabilities of $45,491 and non-cash adjustments of $583,862. The majority of non-cash adjustments consists of $270,000 of shares issued for outside services, $234,345 in paid-in-kind interest related to the Bridge Notes, $164,937 in stock compensation expense, partially offset by a $90,431 gain on change in fair value of convertible bridge notes.

Our net loss resulted largely from our funding of activities related to the execution of our business strategy of facilitating the acquisition of and investment in and managing compost manufacturing businesses, including conducting due diligence and incurring consulting and professional expenses and hiring additional employees to support these operations, as well as ongoing general and administrative expenses.

Net cash used in investing activities during the nine months ended September 30, 2018 consisted of the deposit paid to GBWA for an extension of the purchase agreement term. This deposit was transferred to Earth Property in the fourth quarter and comprises the basis for our equity investment in that limited liability company.

Net cash provided by financing activities during the nine months ended September 30, 2018 consisted of additional convertible bridge note subscriptions by investors in the Follow-On Bridge Offering.

At September 30, 2018, our cash totaled $429,605. Our cash is currently held at large U.S. banks.

Based on our current strategy and operating plan, we need to raise additional capital to close subsequent acquisitions and support operations; therefore, there is substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our condensed consolidated financial statements.

Since July 2014, we have raised over $7 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, we have been able to complete the prototype stage of our original technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Specifically, with the closing of our Bridge Offering, described below, we have also been able to pivot our business model to the compost and soil manufacturing business.

Bridge Financing. In May 2017, we completed our Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. In September 2017, we completed an additional $200,000 follow-up Bridge Offering on the same terms.

The Convertible Promissory Notes (the “Notes”) convert at a 50% discount to the post-funding valuation of the Company at the closing of our next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Notes are able to be converted.

The Notes are currently convertible into our common stock, or preferred stock if received by investors in the Equity Offering, at the discretion of the individual holders. Maturity is 36 months from issuance with 15% annual interest which will be capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Bridge Offering.

The Bridge Offering was led by two accredited investors and joined by approximately 25 additional accredited investors which included our Directors. Management conducted the Bridge Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Bridge Offering and debt settlements were issued pursuant to an exemption from registration under Section 4(a)(2) under the Securities Act of 1933.

In May through September 2018, we raised an additional $940,000 in the Follow-On Bridge Offering primarily from the Institutional Bridge Investor. Two Directors and one Board observer also participated in this round. We expect to raise approximately an additional $400,000 in this Follow-On Bridge Offering by the end of 2018, unless permanent funding is previously secured. The terms of this Follow-On Bridge Offering are identical to the 2017 Bridge Offering except the notes have a two-year term (instead of three).

Funds from the Bridge Offering and Follow-On Bridge Offering will be used to secure our acquisitions of or investments in compost and soil companies with closings expected to occur concurrently with the closing of the proposed $15,000,000 Acquisition Funding and $6,000,000 Debt Funding, for which we have signed non-binding term sheets.

Company’s Prior Financings.

Subsequent to the Merger into the public company, we raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock was redeemable on July 31, 2018 per the 2018 Modification, and has no voting rights until converted to common stock. Management is currently discussing an additional modification to extend the redemption period or seek an alternative resolution. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of September 30, 2018.

On March 15, 2016, we entered into a 120-day term loan agreement with one accredited investor in the principal amount of $150,000. The loan bore 20% interest with interest payments due monthly. The holders of the term loan received 100,000 shares of common stock valued at $26,000, $3,000 cash and a second security interest in our assets of in exchange for arranging the financing. This loan matured on July 15, 2016, and a 10% late penalty was assessed on July 15, 2016. On March 22, 2017, we entered into an Addendum to the loan agreement with the lenders which extended the maturity date to December 31, 2017, allowed for conversion at the discretion of the holders to common stock, and waived all defaults in return for payment of $30,000 which included the late fee and accrued but unpaid interest. These fees and interest payments were paid in April 2017, and the loan was repaid in full in December 2017.

On April 29, 2016, our three independent Directors loaned us a total of $60,200 pursuant to three convertible notes which were automatically convertible into the equity securities issued in our next financing of at least $1,000,000 at the same price and same terms. The total principal amount of all three notes was $66,000. The notes were converted into the Bridge Offering in March 2017. In June 2016, three other shareholders provided an additional $30,000 us on the same loan terms, which were also subsequently converted into the Bridge Offering.

In July and August 2016, we received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $0.21 per share for an aggregate of $157,500, less $610 in financing costs.

In September 2016, our three independent Board members advanced us $3,000 for payment of insurance premiums. In the fourth quarter of 2016 and first quarter of 2017, the three Board members advanced an additional $29,500 to cover expenses. All of these advances were converted into our initial Bridge Offering.

All promissory notes and shares in these offerings were sold pursuant to an exemption from the registration requirements of the Securities Exchange Commission under Regulation D to accredited or sophisticated investors who completed questionnaires confirming their status. Unless otherwise described in this Quarterly Report, reference to “restricted” common stock means that the shares have not been registered and are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

Separation from Cyclone and Related License Agreement

On July 28, 2014, Q2P (which at such time was called WHE Generation Corp. and renamed Q2Power Corp. on January 26, 2015) commenced operations as an independent company after receiving its initial round of seed funding and signing a formal separation agreement (the “Separation Agreement”) from Cyclone. The Separation Agreement between Q2P and Cyclone provided for a formal division of certain assets, liabilities and contracts related to Q2P’s business, as well as establishing procedures for exchange of information, indemnification of liability, and releases and waivers for the principals moving forward. As part of the separation from Cyclone, Q2P also purchased for $175,000 certain licensing rights to use Cyclone’s patented technology on a worldwide, exclusive basis for 20 years with two 10-year renewal terms for Q2P’s waste heat and waste-to-power business (the “License Agreement”). The agreements resulting from the separation were fully amortized prior to 2017.

In August 2017, we closed our Transfer Agreement which transferred to Phoenix all of our technology and materials associated with the old Q2P Technology, including transferring and assigning our License Agreement with Cyclone to Phoenix.

We also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as deferred revenue on the September 30, 2018 and December 31, 2017 condensed consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of September 30, 2018, we had an accumulated deficit of $11,513,645.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2018.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of September 30, 2018, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

●	Management lacks knowledge and expertise with accounting for stock-based compensation and income taxes.

●	Management does not have the adequate resources to accurately close the books and records and prepare the required financial statements and related disclosures in a timely manner.

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

We are in the process of addressing and correcting these material weaknesses. Management hired a new CFO and financial controller in the third quarter of 2018 to provide additional expertise and support in its financial reporting; however, these individuals have not been in place long enough to fully analyze and implement the financial controls and procedures which are needed and scheduled to be instituted. Management will be diligent in its efforts to continue to improve our reporting processes, including the continued development of proper accounting policies and procedures; however, we do not have adequate financial resources to fully assess and implement changes at this time.

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

When the Company sold the ESI subsidiary to three former shareholders following the Merger, that company had a judgment against it from a litigation brought in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses. On April 10, 2015, the Court entered judgment against ESI in favor of the plaintiff. Claims made by the plaintiff against AnPath (the Company at that time) and certain of the officers and directors of Anpath at that time were dismissed by the Court. We do not believe we have any liability in this matter, and that the judgment was properly retained by ESI in the sale; however, to management’s knowledge the judgment is still outstanding and management cannot guarantee that it will not be brought back into the litigation or collection efforts in the future.

ITEM 1A: RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2018, we issued 3,000,000 shares of common stock to two providers under a common service agreement. The shareholders are sophisticated investors and received in the shares under an exemption from registration requirements.

There were no other sales of unregistered equity securities by us in the third fiscal quarter of 2018 and up to the date of filing that have not been previously reported.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

We are currently in default under our convertible Debentures in the principal amount of $165,000. Management is in discussions with the holder to extend the maturity date or seek an alternative resolution.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Condensed Consolidated Balance Sheets of the Company as of September 30, 2018 (unaudited) and December 31, 2017

Condensed Consolidated Statements of Operations of the Company for the three and nine months ended September 30, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows of the Company for the nine months ended September 30, 2018 and 2017 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

(b) Exhibits.

Exhibit
Number	Description

31.1	302 Certification of Kevin M. Bolin, CEO

31.2	302 Certification of David Shield, Chief Financial Officer

32	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2EARTH INC.

Date: 11/14/18	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date: 11/14/18	By:	/s/ David Shields
David Shields
Chief Financial Officer

