Form 10-K
period 2018-12-31
Q2Earth Inc.
filed 2019-04-01
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2018

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

June 29, 2018 - $1,952,880. There are approximately 32,014,418 shares of common voting stock of the Registrant beneficially owned by non-affiliates on June 29, 2018. There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing bid price of $0.061 per share of the Registrant’s common stock on the OTCQB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

March 29, 2019:	Common – 51,997,460

Documents incorporated by reference: None.

Q2Earth Inc.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

●	We fail to raise capital;

●	We fail to implement our business plan;

●	We fail to compete at producing cost effective products;

●	Market demand for compost and engineered soils;

●	The availability of additional capital at reasonable terms to support our business plan;

●	Economic, competitive, demographic, business and other conditions in our markets;

●	Changes or developments in laws, regulations or taxes;

●	Ability to close acquisitions and integrate acquired companies and other assets;

●	Actions taken or not taken by third-parties, including our suppliers and competitors;

●	Changes in our business strategy or development plans;

●	The availability and adequacy of our cash flow to meet our requirements; and

●	Other factors discussed under the section entitled “RISK FACTORS” or elsewhere herein.

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

Organizational History and Merger with Q2P

The Company, formerly known as Anpath Group, Inc. (“Anpath”), was organized pursuant of the laws of the State of Delaware on August 26, 2004. On November 12, 2015, the Company, its newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), and Q2P consummated an Agreement and Plan of Merger (the “Merger Agreement”), resulting in the Merger Subsidiary merging with and into Q2P. As a result, Q2P was the surviving company and a wholly-owned subsidiary of AnPath (the “Merger”).

As a result of the Merger, all outstanding shares of Q2P were exchanged for approximately 24 million shares of the Company’s common stock, and the Company assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”). Also pursuant to the Merger, the officers and directors of Q2P took over the management and Board of Directors of the Company. In connection with the Merger, the Company sold the former operating entity of Anpath, ESI, to three former officers and shareholders of Anpath in exchange for the return of 470,560 shares of common stock of the Company and ESI retaining all of the old liabilities of ESI including a litigation judgment.

In December 2015, the Company officially changed its name to Q2Power Technologies, Inc. to reflect the new business direction of the Company after the Merger – that of Q2P, namely the development of waste-to-power systems. In February 2016, the Company changed its fiscal year end from March 31 to December 31 to reflect the year-end of its operating Subsidiary, and up-listed its common stock to the OTCQB. The financial statements and footnotes to the financial statements reflect this change of fiscal year end.

In August 2017, the Company sold its waste-to-power technology to a licensee and re-focused its efforts and resources to the pursuit of acquisitions and management of companies and assets in the business of compost and soil manufacturing. This business model arose from the work the Company was doing with wastewater treatment plants through Q2P and other external factors which led our Board to believe such opportunities would present the most beneficial path forward for the Company and its shareholders. In June 2017, the Company changed its name to Q2Earth, Inc. to better reflect its new business model.

Prior Waste-to-Power Business

Q2P was originally formed as a Florida limited liability company by Cyclone Power Technologies, Inc. (“Cyclone”) to pursue development and commercialization of its patented waste heat recovery engine. In July 2014, Q2P commenced operations as an independent company after receiving its initial round of funding and signing a formal Separation Agreement with Cyclone. From then until the end of 2016, the business of the Company was the development of waste-to-power systems based on technology licensed from Cyclone.

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

Our pilot program operated in central Ohio for approximately six months, during which time we collected significant information about the technology itself, and the operations and cost structures of WWTPs generally. A large portion of a WWTP’s operating expenditures are spent removing the residual sludge (called “biosolids”) from digesters, the vast portion of which is either combusted, landfilled or applied directly to the land. Technologies and processes that can convert biosolids to other useful products such as compost and engineered soils, we determined, could provide additional value to agricultural and construction sector customers and new revenue streams for this waste value chain. In mid-2016, along with the addition of two new Board of Director members with vast experience in the waste water, biosolids and waste recycling sectors, the Company started pursuing synergistic alliances with companies that have assets, technology and business networks for the manufacturing and sale of such beneficial re-use products. This led us to the composting industry.

Current Business Model: Compost and Engineered Soils

Overview. According to the U.S Composting Council (the “USCC”), one-third of the world’s arable land has been lost to soil erosion. In the United States, 99 million acres (28% of all cropland) are eroding above soil tolerance rates, meaning the long-term productivity of the soil cannot be maintained and new soil is not adequately replacing the lost soil. This erosion reduces the ability of the soil to support plant growth and store water, making food production more difficult, reducing the earth’s ability to filter out carbon and produce oxygen, and adding significant pressure on water resources.

Management believes that soil health may be one of the most important issues facing our planet, affecting the food we eat, water we drink, and air we breathe. Composting is a critical process for recycling organic wastes for beneficial uses to replenish top soil, conserve water and reduce pollution. According to the USCC, composting further protects our climate by sequestering carbon in the soil and reducing methane production from landfills by reducing the volume of organic wastes disposed in this manner.

The composting industry is highly fragmented, comprised of over 5,000 facilities throughout the United States, most of which are small in size and supply varying product qualities. An estimated $5.6 billion in compost is sold annually in the United States, according to the USCC, but less than 10% of farms nationwide currently utilize compost to supplement top soil and reduce chemical and water requirements. New applications for compost such as engineered soils used in general construction, infrastructure projects, land reclamation, sod and turf farms and other green landscape projects are creating additional business opportunities globally.

One of the most compelling business aspects of the compost industry in management’s opinion is the trend among certain facilities to view their business less as simply a waste management solution (making money through “tipping fees” – i.e., the fees paid to take waste), and more as a manufacturing process to produce higher end compost and soil products that can be sold at higher margins and have greater beneficial uses for our planet.

We also believe that the composting industry in the United States is prime for consolidation, operational and technological efficiency improvements, and comprehensive sales and marketing strategies to increase demand and usage. We have a plan in place to build the Company over the next years by acquiring or overseeing the acquisition and management of strategic compost facilities, developing new distribution channels and product brands, investing in science and technology that support the industry and lead to more widespread usage, and implementing best operating practices and efficiency programs to foster growth and create value.

Acquisition and Funding Structure. Our business involves acquiring or overseeing the acquisition of companies in the compost and soils sector, as well as the operational management of those assets. This acquisition strategy, as well as the funding required to consummate these transactions, is currently being conducted through Earth Property Holdings, LLC (“EPH”), a Delaware limited liability company in which we hold a minority equity interest and an eight-year agreement to oversee and manage all of its operations. See “Management Agreement” below.

Through EPH we have completed two acquisitions to date: George B. Wittmer Associates Inc. (“GBWA”), based in Jacksonville, Florida in November 2018, and Employee Owned Nursery Enterprises Ltd., d/b/a Organics by Gosh (“OBG”), based in Austin, Texas in January 2019. See “Acquired Facilities” below.

Management Agreement. Our agreement to manage the operations of EPH (the “Management Agreement”) provides an eight-year term and an annual fee starting at $200,000; however, upon the closing of the GBWA and OBG acquisitions, we received a total of $700,000 in management fees in 2018 and January 2019  which will be earned by us over the 2019 fiscal year. We expect fees to increase as we have more assets under management, but such increase is not guaranteed. The Management Agreement can be terminated by the board of directors of EPH which is controlled by the Class A Unit holders, the equity investors in EPH. If we are terminated by EPH without cause, we would receive a severance payment equal to one-year of management fees plus any accrued management fees  to the date of termination. If we are terminated by EPH with cause, we would receive any accrued management fees only.

The Management Agreement provides EPH with a first right of refusal for prospective acquisitions of compost manufacturing companies and facilities; but allows us to pursue such deals if rejected by EPH’s board. Further the agreement allows us to pursue independently agreements, licenses or acquisitions related to soil marketing and distribution outside the geographic markets of EPH facilities, new product and brand development, and soil science research (the “Q2 Activities”). Management believes these Q2 Activities can be supportive of the EPH facilities we manage as well as provide additional revenue streams at the Company level and value creation for our shareholders. To date, we have not yet commenced any material Q2 Activities, but plan to start building this side of our business in 2019.

LLC Agreement. EPH is governed by a Limited Liability Company Agreement (the “LLC Agreement”), which sets forth the relative rights of its members. Most importantly, EPH has two outstanding classes of membership units: Class A Units, which provide its holders with an 8% preferred annual distribution; and Class B Units, which share in the profits and liquidation value of EPH after the Class A Unit holders have received a return of their preferred distributions and capital investments. The Class A Unit holders have the right to nominate two of three EPH Board of Director members, who have ultimate authority over material decisions effecting that company. The LLC Agreement also provides restrictions on transfer of units, drag-along/tag-along rights, pre-emptive rights for new issuances, and other terms and rights that are fairly standard in agreements of this nature.

There are currently 715,909 Class A Units outstanding held by four investors representing 80.1% of the voting power of EPH, and 178,969 Class B Units outstanding all held by the Company and representing 19.9% of the voting power of EPH. There are also 100,000 Class C Units authorized but not issued. These Class C Units are non-voting, but allow the holders to share in profit distributions and liquidation value on par with the Class B Units. Two EPH equity members who are affiliated with each other also have warrants to acquire up to 14,610 additional Class A Units in EPH before March 2025 for $0.01 per Unit.

Equity Funding. In connection with the closing of the GBWA acquisition, EPH issued 500,000 Class A Units to one institutional investor for $4,400,000. Concurrently, EPH issued to the Company 124,999 Class B Units for $50,000 and the transfer to EPH of the GBWA agreement and future compost facility acquisition rights under a Transfer Agreement. In connection with the closing of OBG, EPH issued an additional 215,909 Class A Units to the same institutional investor and three other investors for $1,900,000, and the Company acquired 53,970 more Class B Units for $21,588.

Debt Funding. In connection with the OBG transaction, EPH closed a $6 million mezzanine debt facility (the “Mezzanine Debt”), under which it drew down $3 million and reserved $3 million for future acquisitions. The Company is neither a borrower nor guarantor under the Mezzanine Debt agreements.

Bridge Financing. The Company issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”). Proceeds from the Bridge Notes were used to diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. The Bridge Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. $50,000 of the Bridge Notes were converted to common stock in 2018. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018, which have a 24-month term) with 15% annual compounded interest which is capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Bridge Offering.

Future Financing. Management is currently working on securing the next round of funding for EPH needed to close future acquisitions. We are also considering capital raises for the Company, which would allow us to better pursue Q2 Activities such as soil brand acquisition, distribution channels, soil science and technology, and other similar value creation opportunities. Management can make no guaranty that such financing can be completed on terms acceptable to either EPH or the Company if at all, or that such Q2 Activities leading to additional value creation for Company shareholders can be consummated.

Acquired Facilities

In November 2018 and January 2019 respectively, the Company through EPH completed two acquisitions in the compost and environmental services space. EPH is an unconsolidated equity method investment for the Company; and therefore, the results of operations, balance sheets, and other material aspects of the business of EPH and the acquired companies are not presented in our financial statements or included in current reports or exhibits thereto. The following are summaries of the business of GBWA and OBG.

GBWA, based in Callahan, FL, recycles hundreds of thousands of cubic yards of industrial discard streams and supplies millions of pounds of compost, soil amendments, soil blends, and potting soil materials to the agriculture and horticulture markets annually. Through long term environmental management contracts with large papermills in Florida, Georgia and Alabama, GBWA recovers, reconditions, processes and ships residual streams such as wood ash, precipitated carbonates, flume grit, wood yard waste, off-specification boiler fuel solids, stockpiled bark, and other materials previously landfilled. GBWA eliminates waste stream management, handling, storage and liability by transforming industrial residual streams into commodities for use by other industries.

OBG, based in Austin, Texas, is a leading organics recycler and compost manufacturer, receiving yard trimmings and wasted food from over half of the homes and almost a third of the restaurants and commercial food preparers in the Austin area. The company produces high quality compost, blended soils and other products, which they sell in over a million bags per year through major retailers and in bulk to landscapers and contractors throughout central Texas.

Through our Management Agreement, we oversee all of the operations of GBWA and OBG, including sales, manufacturing, permitting and legal, accounting, staffing, business development and other areas of their respective businesses. We believe that we can implement processes, practices and systems that can make the operations of these companies more efficient and profitable; and pursue strategies to expand their business within and beyond their current territories. Through EPH, we are also seeking additional acquisition opportunities in Florida, Texas, Georgia, North Carolina and other areas throughout the Southeast and Southwest.

Business of Compost and Soils

Tipping Fees. The business of composting has historically been driven by tipping fees – the amount paid to the compost facility to haul and/or receive waste products. In the case of biosolids received from WWTPs, tipping fees can range from $35 to $80 per ton or more based on location and hauling distance. In the case of yard or “green” waste, these fees are significantly less, ranging from $4 per ton to $8 per ton, but also vary based on location, hauling distance, type of plant waste, and other factors. Food waste tipping fees are usually higher than green waste and less than biosolids. A medium to large compost facility may accept between 50,000 and 200,000 tons of waste per year.

Manufacturing. There are several processes for manufacturing compost that are accepted by the U.S. Environmental Protection Agency (the “EPA”) and state regulators. The two most common are “static pile” and “windrowing”. Using the static pile method, ground-up feedstock is formed into large piles and “cured” for periods of at least 12 months (which can be accelerated by different forced air procedures). During this process, the waste materials breakdown in both aerobic and anaerobic conditions. The windrowing process involves positioning ground-up feedstock into long rows that are mechanically turned every few days and can produce a final product in as little as one to three months. In both static pile and windrowing, there are time and temperature thresholds to create an EPA approved compost.

The compost manufacturing method employed by different facilities depends on may factors such as feedstock used, space requirements, environmental conditions, and desired end product. Both GBWA and OBG currently use a static pile method, but we may consider windrowing in future applications which can allow for greater inventory turn-over and more consistent end-products, but requires additional equipment and space.

Manufacturing compost is a capital intensive process, requiring equipment such as grinders, screeners, turners, excavators and other heavy machinery. Maintaining equipment in good working condition is critical to proper operations, and equipment downtime can materially affect financial performance.

Product Sales. For many compost facilities, margins made on tipping fees drive their business model and little effort or expense is incurred on producing a quality, consistent end product. For these facilities, limited additional revenue and margin is made on the back end – at times only about 10% to 20% of their revenue is from soil sales. Such facilities may even give away product to landfills for daily cover or sell it to farmers at prices that cover transportation costs.

As mentioned above, one of the most compelling aspects of the compost industry is the trend among certain facilities to view their business less as a waste management solution and more as a manufacturing process to produce higher end compost and soil products. Management believes this is a fundamental transition in thinking about operations, procedures and priorities. Those facilities that have made the transition to focus on end product may have higher production costs to assure consistency of feedstock, better manufacturing procedures, and greater marketing costs, but the financial benefits can be material. Whereas average lower quality compost may sell for $4/cubic yard, high quality products can fetch much higher prices – between $12/cubic yard and $80/cubic yard for the top-end blended soil products.

Compost can be sold as a stand-alone product or used a base material for soil blends. For instance, potting soil purchased in a nursery or “big box” retailers may contain 20% to 30% compost blended with other materials such as top soil, bark or peat. Compost is also used as a base material for “engineered” soils in large landscaping and construction projects. In these applications, compost manufacturers will blend their compost to meet specifications of the contractor that include organic content, weight, water retention, compactibility and other necessary qualities. Such soil blends can sell for the higher range in the market.

The market for compost and soils is localized, limited in large part by the cost of transporting materials. Typically, shipping material over 100 miles from its place of manufacturing becomes less economical. As a result, the larger compost manufacturers will create a dominant presence in their community, and expand their business by offering a broader range of products, better service to both inbound and outbound customers, and identifiable brands that can then be scaled to other markets.

Business Plan and Value Appreciation Strategy

Our business involves acquiring or overseeing the acquisition of compost and soil manufacturing facilities through EPH, and managing those facilities through a long-term agreement. We believe that by creating a regional or, ultimately, nationwide footprint of composting facilities that can produce consistent, quality products, combined with strong sales, marketing/branding and scientific research, we can create substantial added value from these acquired assets.

Through this strategy, value to the Company’s shareholders can be achieved in several ways. Most directly, both acquisitions and organic growth at the EPH level can lead to higher fees paid to us through our Management Agreement and equity appreciation from our investment in EPH. Possibly more importantly, however, the intellectual property that we develop through these managerial activities – understanding, creating and scaling the best operating practices, systems and processes for compost and soil manufacturing – has potential to generate revenue and fees for the Company beyond just EPH owned facilities. Further, investment or acquisitions at the Company level in brands and new product development, non-traditional sales and marketing channels, and soil science research, may provide “asset and capital light” opportunities to expand our reach nationally and internationally.

Product Focus. As discussed above, we plan to achieve growth for the facilities we manage by maximizing sales of high-end compost and soils through a network of traditional and new distribution channels. Part of this strategy would include transitioning facilities that are more reliant on tipping fees to better manufacturing processes that can achieve higher quality products. For those facilities that already have these procedures in place, we plan to introduce into their regional markets new branded and blended soil products that command higher prices and margins and are supported by sound scientific research. Such product and brand development and scientific studies may be provided through the Q2 Activities, created and controlled directly by the Company.

Sales Channels/Distribution. We will seek to develop nationwide marketing and sales channels with large corporate customers, government agencies, and other groups. Marketing is a major component of compost sales that seems to be lacking in the industry, but can result in product differentiation, consumer identification and value creation by opening new customer bases. The engineered soils market is generally in its early growth stages. We believe there are substantial opportunities to promote these products for construction, federal/municipal infrastructure programs, and land reclamation/mining projects. We plan to invest in sales and marketing at the Company level to attract nationwide customers that can benefit from and place large orders for compost and engineered soils both from EPH owned facilities and other facilities with which the Company may partner in the future.

Efficiencies. We expect that consolidating composting companies can lead to better operational and sales efficiencies. Activities such as safety, accounting, legal, advertising, government outreach, training and others can be done at the corporate level, thus reducing overlapping personnel and efforts. Under our Management Agreement with EPH, these are the duties of the Company. We believe that the proprietary knowledge and intellectual property that we develop in this management role can also be applied to facilities not owned by EPH. In this respect, the Company can develop a management system of controls, procedures and other best operating practices that can be licensed or contracted by other companies.

Moving forward, we intend to pursue these and other opportunities based on the overall mission of doing good for our planet by reducing waste, toxic chemical usage and pollution, while supporting food supply and security.

Composting Industry

Size and Composition. According to research conducted by the USCC, there are approximately 5,000 commercial composters in the United States diverting an estimated 19.4 million tons of organics from landfills. These organic waste streams primarily consist of yard trimmings, food scraps, biosolids (from waste water treatment plants) and some agricultural waste streams, including manure.

Of the approximately 5,000 composting sites in the U.S., most are small producers generating under $1 million per year in revenue. Less than 400 composters in the U.S., by the Company’s count based on industry data, generate more than $5 million in revenue per year, and even fewer over $10 million.

Compost manufacturers can also be segmented by the types of waste they collect for processing. The three main feedstocks are biosolids from WWTPs, yard (or “green”) waste from commercial or municipal waste collection firms, and pre or post-consumer food waste. The largest number of composters utilize green waste, however, the largest volume of compost in the U.S. comes from biosolids.

Applications/Sectors for Compost Sales. The applications for compost and engineered soils are wide and growing. Engineered soils (sometimes called manufactured soils) are blends of soil, soil components and soil-like material used in horticulture, landscape, construction and site restoration applications. Using engineered soils allows for “tailoring” of soil properties to specific needs. Soil blending is performed at a production scale across the U.S., generating millions of cubic yards of product annually. Compost is a primary component of engineered soils, typically comprising 1/3 of its volume.

The largest segments for the application of compost and engineered soils include the following:

Agriculture. Making farmland more productive and sustainable is the largest application of compost. Compost improves infiltration rates, water holding capacity and soil tilth; and fertilizes the soil to supplement nitrogen, phosphorus and potassium. Use of compost can save farmers money by decreasing water, chemical fertilizer and pesticide uses by up to 80%. Despite the utilization of compost on farmland being an age-old practice, the market for this in the U.S. is still largely untapped, estimated at only a 10% utilization rate relative to all farmable land, according to the USCC.

Horticulture. The next largest segment of the market is landscaping and gardening (horticulture), which includes customers ranging from commercial landscapers who buy compost, soil and mulch products in bulk, to the home gardener who buys these products in bags at nurseries and big box retailers. The home gardener is a very interesting segment of this group. Concerns surrounding the use of synthetic chemicals on lawns, gardens and the food we eat are creating a growing demand for environmentally friendly, organic based products to replace fertilizers and pesticides. Compost is a natural alternative to synthetic chemicals, and we believe as more consumers are educated about the benefits of using compost, demand for these products will grow.

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

Competition

The composting industry is highly fragmented with no clear leader on a national basis. As composting is very much a localized business constrained by the costs of transporting soils over long distances, each region or community that we may enter will likely have a dominant market player. We view these local leaders as potential acquisition targets or partners; however, there is no assurance that we will be able to acquire or build a dominant business in each location we choose to enter.

Large waste companies own compost facilities in their respective portfolios. Waste Management in particular owns over 40 compost facilities, typically connected to a landfill property. We believe that compost sites like these are under-utilized and not geared to creating the highest value end-products for sale into multiple markets. As a result, we believe there is an opportunity to work with large waste companies to help them expand their sales and marketing operations.

The largest buyers of compost and soil products nationwide are aggregators such as Scotts Miracle-Gro and Old Castle. These companies typically purchase material from companies like those we manage, bag and brand the material, and sell it through big box retailers including Home Depot and Lowe’s. These aggregators are both customers and competitors of our current and future facilities, as they control important distribution channels and consumer identifiable brands. These companies also have far greater resources that we do.

Intellectual Property

Compost. With respect to the Company’s composting business model, we do not hold any specific intellectual property; however, certain of the companies acquired through EPH, or identified for future acquisition or partnership, do have trade secrets in soil formulas, manufacturing processes, and patentable compost additives, all of which could be valuable for our on-going growth strategy. The companies that we manage have certain local or industry-specific product brands and service marks that have value. We will seek to protect and further monetize this intellectual property on behalf of EPH under our Management Agreement.

Engine Development. On August 8, 2017, the Company sold the intellectual property developed in connection with the Q2P Engine and the CHP System to Phoenix Power Group. This intellectual property consisted of designs, drawings, manufacturing processes, and potentially patentable technology, as well as a license agreement with Cyclone Power Technologies.

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

Government Regulation

Generally, individual states determine the regulatory process for composting operations and oversee the permitting, siting, design and operations requirements. Federal regulations through the EPA generally apply for facilities handling biosolids, and in some states, animal manures. In cases where the state has not established requirements specifically for composting source separated organics or other mixed feedstocks, the state may defer back to the federal biosolids regulations. Typically, the pollutant limits and pathogen and vector attraction reduction processes are utilized.

Even with regulations in place at the state level, local planning and zoning requirements are important for composting facilities as well. These requirements are often cumbersome to navigate due to outdated laws, lack of familiarity with composting processes and conflicting community priorities. Facilities often must meet local requirements before receiving a permit to operate from the state.

Composting is often not recognized as a traditional land use designation and may be classified as an industrial, rather than an agricultural, activity. This designation can burden composters with excessive regulations. Local land use rules may also require compliance with criteria that is already covered by state rules. This creates both a financial and regulatory burden to the processor.

Composting regulations typically address concerns over litter, leachate, odor, vectors, dust, noise, security against illegal dumping, protection of surface and groundwater, neighborhood compatibility and pathogen and metal levels in the finished product. Requirements for yard waste composting tend to be much more lenient than those for food waste because of the reduced risk of leachate, odors, vectors and pathogens, generally leading to decreased feelings of “Not In My Back Yard” (NIMBYism). Some state regulations facilitate composting of source separated organics (SSO), based on type (e.g., vegetative only with no meat, preconsumer) and quantity (e.g., <500 cy at any one time). In these cases, less onerous and less costly permits may be available. Typically, composting facilities seeking to process larger quantities and/or a wide range of types of SSO (e.g., vegetative and meat/dairy as well as postconsumer, such as plate scrapings) need to apply for a more complex and costly permit.

In addition to governmental oversight of compost operations, certain self-governed organizations such as the US Composting Council through its Seal of Testing Assurance Program (“STA”) and OMRI, which certifies organic products, may apply to our products. STA, for instance, is a compost testing, labeling and information disclosure program created in 2000 through the consensus of leading compost research scientists in the United States. STA is not mandatory in the industry, but if a facility chooses to work within its standards, it requires continuous third-party lab testing and reporting of compost samples which can be costly. The benefits of this program include differentiation of qualifying compost in the marketplace.

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

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have five full-time employees. This does not include employees at the EPH level.

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

Item 1a. Risk Factors

A number of factors could affect the business of the Company, which include the following:

We have a limited operating history and are operating at a loss, and there is no guaranty that we will remain as a going concern or become profitable.

We recently began operations under our new business model and anticipate that we will operate at a loss for some time. Since we have limited operating history and no history of profitability, we have limited financial results upon which you may judge our potential. There can be no guarantee that we will become a going concern or ever become profitable. In the future, we may experience under-capitalization, development delays, set-backs with closing or integrating acquisitions, lack of funding options, setbacks and many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These include, but are not limited to:

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

Because we are a company with limited operational history and no profitability, our business activity can be expected to be early-staged and subject to numerous risks. The compost and soil business is highly competitive in different regions with many companies having access to the same products and markets. Many of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to become or remain competitive. We are subject to the risks which are common to all companies with a limited history of operations and profitability. Therefore, investors should consider an investment in us to be an extremely risky venture.

We will require additional financing.

For the foreseeable future, we expect to rely upon funds generated from our Management Agreement, as well as funds that may be raised from future debt or equity offerings to provide growth and operating capital for the Company. We will have to obtain additional financing in order to continue operations expand our business consistent with our proposed plans. There can be no guarantee that additional funds will be available when and if needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail or cease operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our planned operations and our shareholders’ investment.

There is substantial doubt on our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar year ended December 31, 2018 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital.

We remain at risk regarding our ability to conduct successful operations.

The results of our operations will depend, among other things, upon our ability to complete acquisitions both on behalf of EPH and ourselves, integrate their operations and culture into a cohesive unit, and manage and grow those operations. Further, it is possible that our operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders or debtors to be impaired or lost. Our management team has not yet been fully formed, and we may not be able to find people suitable to fill those positions at the salary levels we are able to afford. Some of our projects may not be completed in time to allow production or marketing due to the inherent risks of product development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

The consummation of our acquisition and integration plan may take longer than anticipated and could be additionally delayed. We may not be able to complete acquisitions at valuations and prices that provide upside appreciation to investors in those projects and our shareholders. Therefore, there can be no assurance of timely completion and introduction of projects on a cost-effective basis, or that such projects, if introduced, will achieve the results anticipated such that, in combination with existing projects, they will sustain us or allow us to achieve profitable operations.

Our success will be dependent on our management, and the continued service of key employees.

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

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the early-staged nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business will require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

●	Diversion of management time and focus from operating our business to acquisition integration challenges.

●	Failure to successfully further develop the acquired business or product lines.

●	Implementation or remediation of controls, procedures and policies at the acquired company.

●	Failure to uncover potential liabilities or other contingencies in our due diligence.

●	Potential disputes or litigation with former owners or other stakeholders of acquired facilities.

●	Integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions.

●	Transition of operations, users and customers onto our existing platforms.

●	Reliance on the expertise of our strategic partners with respect to market development, sales, local regulatory compliance and other operational matters.

●	Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

●	In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

●	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

●	Liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

●	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments or strategic alliances could cause us to fail to realize the anticipated benefits of such acquisitions, investments or alliances, incur unanticipated liabilities, and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows. Also, the anticipated benefits of many of our acquisitions may not materialize.

Our sales cycles may be long.

We expect that the period between initial contact with a potential customer for new products such as engineered soils and the purchase of those products may be long and subject to delays associated with the budgeting, approval, and competitive evaluation processes which frequently accompany such projects. We believe that a customer’s decision to purchase our products may be discretionary and is influenced by budgetary cycles or forces such as commodity costs. Further, industries such as construction are historically cyclical, and to the extent we focus manufacturing and sales resources on products geared towards these markets, we could experience a material effect on our revenue and profitability if we are caught in a market downturn.

Our failure to develop and introduce improved products could hurt our growth. Investment in new product lines and products and technologies is inherently risky and could disrupt our ongoing businesses.

We plan to invest financial resources in research and development, soil sciences, and marketing of new soil products and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

Problems with product quality may damage our market reputation and prevent us from maintaining or increasing our market share.

Any widespread product failures may damage the market reputation of EPH, its subsidiaries and the Company, and cause sales to decline, which could have a material adverse effect on our financial results, including loss of management fees or equity value in our investment. Such product failures may open us to litigation for which we may not be properly insured, and for which an unfavorable result could have a material adverse effect on our operations and value of your holdings.

A significant interruption in the operation of EPH’s facilities could impact our reputation, contractual relations and operations, which could adversely affect revenues.

Operations at EPH’s facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. A significant interruption in the operation of EPH’s facilities could significantly impact our business, which could have a material adverse effect on our revenues and financial position.

Climate change and unfavorable weather conditions could adversely impact financial results.

The issue of climate change is receiving ever increasing attention worldwide. The possible effects, as described in various public accounts, could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply and demand for compost and soil products. In addition, fluctuating climatic conditions may result in unpredictable modifications in the manner in which consumers garden or their attitudes towards gardening, making it more difficult for us to provide appropriate products to appropriate markets in time to meet consumer demand. Because of the uncertainty of weather volatility related to climate change and any resulting unfavorable weather conditions, we cannot predict its potential impact on our financial condition, results of operations and cash flows.

Potential conflicts of interest.

Virtually all of our current operations involve facilitating acquisitions on behalf of EPH and managing those acquired assets, all under a Management Agreement. EPH has equity holders and creditors that are different from ours. Our management owes a fiduciary duty to both the Company’s shareholders and, by virtue of the Management Agreement, the equity holders of EPH. While there is a certain alignment of interests between the Company and EPH in that we own a minority equity stake in EPH, receive management fees from EPH, and have an interest in assuring the success of EPH, there may be instances in the future when those interests are no longer aligned. In such cases, management may face a conflict in selecting between the Company and EPH interests. We have not formulated a formal policy for the resolution of such conflicts. Further, the officers and directors of the Company are and may in the future become involved in other business activities and opportunities. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Our Management Agreement is terminable at will, and the loss of this agreement would have a material adverse effect on our financial condition.

All of our revenue currently comes from our Management Agreement with EPH. That agreement may be terminated at will by the board of EPH. If this were to occur for reasons other than “for cause”, we would receive a one-year severance payment; however, the exact dollar amount of that payment is not certain. If this agreement were cancelled, we would likely need to layoff employees and curtail operations. The termination of this agreement would have a material adverse effect on our business and results of operations.

Our Class B ownership in EPH is subordinated to other membership interests, and we hold a minority voting stake in that company.

We own Class B Units in EPH, which are subordinated to the Class A Units and debt. Until such time that the Class A Unit holders have received all of their capital plus an 8% preferred distribution from the profits or liquidation value of EPH, our Class B Unit will not receive any distributions and have minimal economic value. We cannot guarantee that the Class B Units will realize profit or value for the Company. Further, the Class A Unit control a significant majority of the voting power of EPH as well as a majority of the board of director seats. As such, we cannot control the major decisions of EPH which could affect our ownership, including dilution, addition of new members, liquidation of assets, and the like. The LLC Agreement provides us with few protections as a minority holder in EPH.

EPH has debt which is senior to the equity holders in that company and secured by all of the assets of EPH and its subsidiaries.

EPH has a $6 million debt facility, of which $3 million was outstanding as of the date of filing. This debt is secured by all of the assets of EPH and the acquired companies. The Company is not a party to that debt, nor are any of our assets used as collateral to that debt. Both of the EPH acquired companies also have debt secured by equipment, receivables and other assets. While we are not obligated under any of these liabilities, these loans have priority over our equity interests in EPH as well as payment of our management fees, and if EPH or its acquired companies cannot repay these loans, our equity value in EPH could be reduced to nothing and we may not receive any additional management fees.

EPH is an unconsolidated equity method investment, and our shareholders will not receive financial statements or other information that may be material to their understanding of the risks in that investment.

Since we do not control the voting or board decisions of EPH, among other criteria, we account for our investment in EPH as an equity method investment. As such, we are not required to consolidate the results of operations or balance sheet of EPH, nor are we required to file audited financial statements for EPH with our Annual Report as we are a Smaller Reporting Company. We may in the future provide summary financial results for EPH in the footnotes to our consolidated financial statements, but are not required to do so in this 10-K report. We are also not required to file Current Reports on Form 8-K or include exhibits of material agreements on behalf of EPH. For this reason, you may not have access to full and complete information about the performance and results of EPH.

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

No Trading of Stock. Current rules promulgated by the SEC may prohibit shareholders from trading their shares of common stock under Rule 144 for at least six months unless registered. We have heard from shareholders trying to deposit their previously restricted stock certificates into brokerage accounts that they were unable to do so.

Limited Marketability, Transferability and Liquidity. There is a limited market through which our common stock may be sold, and transfer of these shares is subject to significant restrictions. Unless our shares are registered with the Securities and Exchange Commission and any required state authorities, or an appropriate exemption from registration is available, a holder of the shares may be unable to liquidate an investment in such securities, even though his or her personal financial condition may dictate such a liquidation. In addition, the shares will likely not be readily acceptable as collateral for loans. Therefore, prospective stockholders who require liquidity in their investments should not invest in our common stock.

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

The securities of public companies can experience extreme price and volume fluctuations, which can be unrelated or out of proportion to the operating performance of such companies. We expect our common stock price will be subject to similar volatility. Any negative change in the public’s perception of the prospects of our Company or companies in our market could also depress our common stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

*	Regulatory actions;

*	Variations in our operating results;

*	Announcements of acquisitions, technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

*	Recruitment or departure of key personnel;

*	Litigation, legislation, regulation or technological developments that adversely affect our business;

*	Changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

*	Market conditions in our industry, the industries of our customers and the economy as a whole.

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

Concentration of Stock Ownership and Control.

Our executive officers currently control approximately 35.5% of our common stock. Our Bridge Note holders are able to convert their debt principal and interest into common or preferred stock at prices that may be significantly less than current market prices, and would result in significant dilution. The Company has employee options and warrants, and the Board has approved a founder’s plan similar to restricted forfeitable shares that could result in further dilution, although no founder’s shares have been issued. Our business plan entails conducting multiple acquisitions and funding rounds, much of which may utilize our common stock. In this regard, management, Bridge Note holders, future investors and target owners may control a significantly large amount of equity, and as a result, these stockholders acting together will be able to influence many matters requiring stockholder approval including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

The Company has Preferred Stock with additional priority rights.

The Company has 600 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding with a purchase value of $600,000, held by two institutional investors. The Preferred Stock converts into common stock at $0.10 per share, per a March 2018 amendment, subject to price protection provisions in the instance certain shares are issued at a lower price. The Preferred Stock must be redeemed by the Company if not converted prior to July 1, 2019, per a modification agreement signed in March 2019. Holders of the Preferred Stock have additional rights to approve extraordinary transactions, including a sale or merger, additional debt and other similar items. While the Preferred Stock does not vote, the holders of the Preferred Stock can control significant influence over the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None. Not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company currently conducts its business from offices in Palm Beach, Florida. The Company has no formal agreement for this space which is leased by Greenblock Capital, a company for which our President is also Managing Director but owns no equity or voting position. In 2017 and 2018, the Company also leased temporary office space in Atlanta, Georgia from a company that our CEO was previously an executive. The Company pays $500 per month for this space, which it believes to be market rates.

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

When the Company sold the ESI subsidiary to three former shareholders following the 2015 Merger, that company had a judgment against it from a litigation brought in the Superior Court of the County of Iredell, North Carolina, seeking payment of wages of approximately $25,000, together with vacation pay, the value of health insurance benefits and medical expenses. On April 10, 2015, the Court entered judgment against ESI in favor of the plaintiff. Claims made by the plaintiff against AnPath (the Company at that time) and certain of the officers and directors of Anpath at that time were dismissed by the Court. The Company does not believe it has any liability in this matter, and that the judgment was properly retained by ESI in the sale; however, the judgment is to the knowledge of management still outstanding and management cannot guaranty that it will not be brought back into the litigation or collection efforts in the future.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of the years 2017 and 2018. These bid prices were obtained from OTC Markets Group, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2017 through March 31, 2017	$0.14	$0.03
April 1, 2017 through June 30, 2017	$0.17	$0.10
July 1, 2017 through September 30, 2017	$0.17	$0.11
October 1, 2017 through December 31, 2017	$0.15	$0.08
January 1, 2018 through March 31, 2018	$0.12	$0.05
April 1, 2018 through June 30, 2018	$0.09	$0.05
July 1, 2018 through September 30, 2018	$0.10	$0.05
October 1, 2018 through December 31, 2018	$0.06	$0.02

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

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

Holders

The number of record holders of our common stock as of the date of this Annual Report is 306. This figure does not include approximately 420 beneficial owners who may hold their shares in “street name,” based on a recent NOBO list.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, stock appreciation rights and common stock awards*	Weighted-average exercise price of outstanding options, stock appreciation rights and common stock awards	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	8,515,480	$0.10	3,850,000
Total	8,515,480	$0.10	3,850,000

*	All securities in this table are issued under the Company’s 2014 Founder’s Stock Option Plan, 2014 Employee Stock Option Plan, and the 2016 Omnibus Plan, as amended. All securities are common stock options. All options and other securities remaining available under equity compensation plans are from the 2016 Omnibus Plan, as amended. There are no warrants or other securities issued under these plans.

Recent Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities by the Company in 2018 and up to the date of filing that were not previously reported in Form 10-Q or 8-K filings. Further, the following table does not reflect sales of unregistered securities made by Q2P prior to the consummation of the Merger.

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

Our initial subsidiary, Q2P, was originally formed in April 2010 in the state of Florida as a limited liability company called “Cyclone-WHE LLC.” The purpose of the Company at such time was essentially the same as it was through most of 2016: to complete research and development on its waste-to-power technology with the goal of pursuing business opportunities in the clean energy sector. We re-domiciled to Delaware as a corporation in April 2014, formally split from our former parent in July 2014, and changed our name to “Q2Power Corp.” in February 2015. We are licensed to do business in Florida, where we maintain an office.

On November 12, 2015, Q2P consummated its Agreement and Plan of Merger (the “Merger Agreement”) with the Company (then called Anpath Group, Inc.) and a newly formed and wholly-owned subsidiary, AnPath Acquisition Sub, Inc., a Delaware corporation (“Merger Subsidiary”), resulting in the Merger Subsidiary merging with and into Q2P. As a result, Q2P was the surviving company and a wholly-owned subsidiary of AnPath (the “Merger”). As a result of the Merger, all outstanding shares of Q2P were exchanged for approximately 24 million shares of our common stock. In addition, we assumed both the Q2P 2014 Founders Stock Option Plan and the 2014 Employees Stock Option Plan (the “Option Plans”), and 1,095,480 options outstanding thereunder. As of the date of the Merger, the officers and directors of Q2P took over the management and Board of Directors of the Company.

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

Since May 2016, management began to pursue opportunities in the business of manufacturing compost and soils from yard waste, food waste, biosolids and other waste streams. In 2017, we received and fulfilled our first paid services contract to provide a feasibility study for the manufacturing of soils from a large-scale development project; signed two letters of intent providing for an exclusivity period to acquire two separate compost manufacturing companies in the southeastern United States, and executed a definitive purchase agreement with a Florida-based company, which was subsequently terminated.

Current Acquisitions and Agreements with EPH

On July 27, 2018, we signed a definitive Stock Purchase Agreement (the “GBWA Purchase Agreement”) for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Jacksonville, Florida, from its sole shareholder. GBWA is a residual waste management and compost manufacturing company that services papermills in the southeast United States. The company’s assets include land and improvements, equipment, inventory, proprietary know-how and tradenames, long-term contracts and extensive customer lists.

On November 9, 2018, we transferred the GBWA Purchase Agreement to Earth Property Holdings LLC, a Delaware limited liability company (“EPH”), plus $50,000 in non-reimbursed expenses, in return for approximately a 19.9% Class B equity stake and an eight-year Management Agreement to run EPH for an initial annual management fee of $200,000. One institutional entity, in which our CEO is an investor and member, provided $4,400,000 in funding upon transfer of the GBWA Purchase Agreement in return for 500,000 Class A Units equal to approximately 80.1% of the voting equity of EPH. Immediately subsequent to the transfer of the GBWA Purchase Agreement and equity funding, EPH consummated the GBWA acquisition.

On January 18, 2019, EPH completed the acquisition (the “OBG Acquisition”) of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics by Gosh (“OBG”). OBG is an organics recycling and compost and soil manufacturing company based in Austin, Texas. In connection with the OBG Acquisition, EPH raised an additional $1.9 million in Class A equity units and secured a $6 million mezzanine credit facility, from which EPH drew down $3 million at closing. Also, the Company acquired an additional 53,970 Class B equity units for $21,588 to maintain a 19.9% equity interest in EPH and received an additional $500,000 annual management fee plus reimbursed expenses.

In addition to our investment in EPH and the closing of the GBWA and OBG transactions, which we will manage and oversee moving forward, we are currently in negotiations with several other composting facilities to acquire in 2019 through EPH. We can make no guarantee that these additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of our shareholders.

Bridge Offering and Follow-On Bridge

The Company issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”). Proceeds from the Bridge Notes were used to complete due diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. The Bridge Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018, which have a 24-month term) with 15% annual interest which is capitalized each year into the principal of the Notes and paid in kind.

Sale of Engine Technology

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

A. Plan of Operation

During 2018 our plans for acquiring and overseeing the acquisition of commercial composting and sustainable soils manufacturing companies advanced materially in the opinion of management. These advancements include and culminated in the closing of the GBWA Purchase Agreement through EPH in November, the signing of a term sheet and significant progress towards completing diligence and a definitive purchase agreement with OBG in Texas (which closed in January 2019), and completion of $4.4 million in equity funding through EPH. In January 2019, we close the OBG Purchase Agreement, along with another $1.9 million in equity and $6 million in a mezzanine debt facility. In connection with the acquisition of GBWA, we also brought onto our team a highly experienced compost operations manager

Management’s plan for 2019 is to complete several more acquisitions in the compost space through EPH, which will require raising additional equity and debt from current and future investors. We will also be focused on our role managing the operations of EPH and its subsidiary entities, which may lead to additional management fees and other opportunities. We cannot be certain that additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of our shareholders.

In addition to our acquisition and management role on behalf of EPH, we plan to seek other revenue and value creation opportunities for the Company. These may include development, acquisition or licensing of national soil brands and distribution channels outside the immediate markets of EPH facilities, and soil science and research projects that can be used to advance operations of EPH facilities as well as other companies in the US or internationally under sales or license agreements. We believe these “asset-light” business opportunities could create significant value for our shareholders. At the current time, we are in discussions with several groups regarding these topics, but we have no definitive agreements in place.

While we intend to focus on the business of compost and engineered soils, moving forward we may also review and pursue other synergistic opportunities in the waste-to-value, recycling and residual management sectors if approved by our Board of Directors.

To continue operations towards these goals, we will need to raise additional capital for the Company. We have a verbal commitment with the primary investor of EPH that they will continue to provide funding to the Company either as Bridge Notes, other Q2 securities, or advances on management fees, to maintain our operations through at least the end of 2019; however, we do not have any formal written agreement and there can be no guarantee that this investor will continue to fund our operations in the future. While we are cautiously optimistic that we will have funding to maintain our current operations and advance our business plan, especially with respect to the growth on our investment in EPH, management cannot guarantee that additional financing can be completed on terms acceptable to the Company, if at all.

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

Starting in the third quarter of 2018, we have increased our operating expenses as new employees have been hired and operations to acquire and invest in compost facilities have increased. We currently have five full time employees, including our CEO, President, two VP-Operations, and controller. Other expenses which have increased recently include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year.

Results of Operations for the years ended December 31, 2018 and 2017

For the year ended December 31, 2018, we recorded a net loss of $397,257, a decrease of $2,320,948 (85%) from our net loss of $2,718,205 for the same period in 2017. Basic and diluted net loss per share was $0.01 for the year ended December 31, 2018, as compared to a basic and diluted net loss per share of $0.06 in the same period of 2017. The primary underlying reasons for the decrease in net loss include the decrease in fair value of the convertible bridge notes of $1,576,482 for the year ended December 31, 2018 compared to an increase in fair value of $1,254,379 for the same period in 2017, partially offset by an increase of $274,475 in operating expenses for the year ended December 31, 2018 compared to the same period in 2017, and a loss from equity investment of $50,000 in 2018.

The majority of the $274,475 increase in operating expenses was due to an increase in payroll and related expenses of $440,011, or 166%, to $705,484 for the year ended December 31, 2018 from $265,473 for the same period in 2017, due to the hiring of a CFO, VP of Operations and financial controller during the current period, as well as the reclassifying of consulting fees to payroll for two executives. In addition, professional fees decreased by $148,043, or 17%, to $728,329 for the year ended December 31, 2018 from $876,372 for the same period in 2017, due to the reclassification of payroll expenses for two executives.

We recorded $33,000 of revenue related to management fees from our 19.9% equity method investment EPH which is considered to be a related party during the year ended December 31, 2018 compared to the same period in 2017 which reflected $74,759 from the completion of a service agreement in the soil business.

Financial Condition, Liquidity and Capital Resources

For year ended December 31, 2018, cash decreased by $138,638. This decrease was primarily the result of cash used in operating activities of $1,068,638, partially offset by proceeds from the Follow-On Bridge Offering of $980,000.

Net cash used by operating activities was $1,068,638 for the year ended December 31, 2018, which reflected our net loss during the period of $397,257, non-cash adjustments of $849,611, partially offset by a net increase in operating liabilities of $172,397. The majority of non-cash adjustments consists of a $1,576,482 gain on change in fair value of the Bridge Notes, partially offset by a $50,000 loss on our equity method investment, $154,286 of shares issued for outside services, $339,146 in paid-in-kind interest related to the Bridge Notes, and $177,178 in stock compensation expense.

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

Net cash used in investing activities during year ended December 31, 2018 consisted of the deposit paid to GBWA for an extension of the purchase agreement term. This deposit was transferred to EPH in the fourth quarter and comprises the basis for our equity investment in that limited liability company.

Net cash provided by financing activities during the year ended December 31, 2018 consisted of additional convertible Bridge Note subscriptions by investors in that convertible debt offering.

At December 31, 2018, our cash totaled $160,035. Our cash is currently held at large U.S. banks.

Based on our current strategy and operating plan, we need to raise additional capital to support operations; therefore, there is substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our consolidated financial statements.

Since July 2014, we have raised over $7 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, we have been able to complete the prototype stage of our original technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Specifically, with the closing of our Bridge Offering, described below, we have also been able to pivot our business model to the compost and soil manufacturing business which culminated in the closing of the GBWA acquisition, establishment and funding of EPH, and securing of our long-term Management Agreement with EPH in late 2018, as well as additional activity in 2019.

Bridge Financing. In 2017 and 2018, we completed our Bridge Offering with $2,630,0000 of new cash raised and an additional $191,908 in old debt converted into the round. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of our next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted.

The Bridge Notes are currently convertible into our common stock, or preferred stock if received by investors in the Equity Offering, at the discretion of the individual holders. Maturity is 36 months (24 months for Bridge Notes issued in 2018) from issuance with 15% annual interest which will be capitalized each year into the principal of the Bridge Notes and paid in kind.

The Bridge Offering was led by two accredited investors and joined by approximately 25 additional accredited investors which included our Directors. The Bridge Notes issued in 2018 were mainly to one accredited investor that also led the equity funding for EPH. Management conducted the Bridge Offering and no broker fees were paid in connection with the initial closing. All securities issued in the Bridge Offering and debt settlements were issued pursuant to an exemption from registration under Section 4(a)(2) under the Securities Act of 1933.

Funds from the Bridge Offering were used to secure our acquisitions of or investments in compost and soil companies, retire old debt, and pay operating expenses in 2017 and 2018.

Company’s Prior Financings.

Subsequent to the Merger into the public company, we raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable on July 1, 2019 per a March 2019 modification, and has no voting rights until converted to common stock. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of December 31, 2018.

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

On April 29, 2016, our three independent Directors loaned us a total of $60,200 pursuant to three convertible notes. The total principal amount of all three notes was $66,000. The notes were converted into the Bridge Offering in March 2017. In June 2016, three other shareholders provided an additional $30,000 us on the same loan terms, which were also subsequently converted into the Bridge Offering.

In July and August 2016, we received subscription agreements from six accredited investors (four of whom were previous shareholders) to purchase 750,000 shares of restricted common at a price of $0.21 per share for an aggregate of $157,500, less $610 in financing costs.

In September 2016, our three independent Board members advanced us $3,000 for payment of insurance premiums. In the fourth quarter of 2016 and first quarter of 2017, the three Board members advanced an additional $29,500 to cover expenses. All of these advances were converted into our Bridge Offering.

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

We also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as contract liabilities on the December 31, 2018 and 2017 consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of December 31, 2018, we had an accumulated deficit of $10,367,231.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2018.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Q2Earth, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Q2Earth, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, statement of stockholders’ deficit, and statement of cash flows for the year then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2019.

Palm Beach Gardens, FL

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Q2Earth, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Q2Earth, Inc. and Subsidiary (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2016 to 2018. (Note: Partners of Mallah Furman joined EisnerAmper LLP in 2015. Mallah Furman had served as the Company’s auditor since 2015.)

EISNERAMPER LLP

Fort Lauderdale, Florida

April 9, 2018

Q2EARTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$160,035	$298,673
Prepaid expenses and other assets	-	5,833
TOTAL CURRENT ASSETS	160,035	304,506

PROPERTY AND EQUIPMENT, NET	354	553

TOTAL ASSETS	$160,389	$305,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$166,125	$111,396
Debentures	165,000	165,000
Contract liabilities and license deposits	127,731	10,064
TOTAL CURRENT LIABILITIES	458,856	286,460

Convertible bridge notes, at fair value	2,960,000	3,270,000

TOTAL LIABILITIES	3,418,856	3,556,460

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $671,836)	712,604	670,773
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,997,460 and 48,384,009 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	5,199	4,838
Additional paid-in capital	6,394,748	6,046,749
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(10,367,231)	(9,969,974)
TOTAL STOCKHOLDERS’ DEFICIT	(3,971,071)	(3,922,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$160,389	$305,059

See notes to the consolidated financial statements.

Q2EARTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2018	2017

REVENUES - RELATED PARTY	$33,333	$-
REVENUES	-	74,759
TOTAL REVENUES	33,333	74,759
COST OF REVENUES	-	63,297
Gross profit	33,333	11,462

EXPENSES
Payroll	705,484	265,473
Professional fees	728,329	876,372
General and administrative	177,242	194,735
Total Expenses	1,611,055	1,336,580

LOSS FROM OPERATIONS	(1,577,722)	(1,325,118)

OTHER INCOME (EXPENSE)
Financing costs including interest	(346,017)	(345,428)
Loss on equity method investment	(50,000)	-
Gain on extinguishment of liabilities	-	456,720
Acquisition transaction costs	-	(250,000)
Change in fair value of convertible bridge notes	1,576,482	(1,254,379)
Total Other Income (Expense)	1,180,465	(1,393,087)

LOSS BEFORE INCOME TAXES	(397,257)	(2,718,205)

INCOME TAXES	-	-

NET LOSS	(397,257)	(2,718,205)

PREFERRED STOCK
Series A convertible contractual dividends	(40,768)	(31,890)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(438,025)	$(2,750,095)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	49,868,544	46,662,469

See notes to the consolidated financial statements

Q2EARTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional			Total
	Preferred Stock		Common Stock		Paid In	Subscription	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2016	-	$-	29,645,814	$2,965	$4,659,579	$(3,787)	$(6,863,102)	$(2,204,346)

Amortization of stock option grants and restricted units	-	-	-	-	236,149	-	-	236,149

Series A, preferred stock contractual dividends	-	-	-	-	(31,890)	-	-	(31,890)

Issuance of stock to senior management	-	-	15,000,000	1,500	(1,500)	-	-	-

Issuance of stock to settle accounts payable and accrued expenses	-	-	1,738,195	174	260,505	-	-	260,679

Forgiveness of deferred salary by officer	-	-	-	-	112,797	-	-	112,797

Issuance of stock to consultants for services	-	-	2,000,000	200	209,400	-	-	209,600

Reclassification of derivative liabilities upon adoption of ASU 2017-11	-	-	-	-	601,709	-	(388,667)	213,042

Net loss year ended December 31, 2017	-	-	-	-	-	-	(2,718,205)	(2,718,205)

Balance, December 31, 2017	-	-	48,384,009	4,838	6,046,749	(3,787)	(9,969,974)	(3,922,174)

Issuance of stock to consultants for services	-	-	3,000,000	300	153,986	-	-	154,286

Amortization of stock option grants and restricted units	-	-	-	-	177,178	-	-	177,178

Series A, preferred stock contractual dividends	-	-	-	-	(40,768)	-	-	(40,768)

Conversion of bridge subscription to equity	-	-	613,451	61	57,603	-	-	57,664

Net loss year ended December 31, 2018	-	-	-	-	-	-	(397,257)	(397,257)

Balance, December 31, 2018	-	$-	51,997,460	$5,199	$6,394,748	$(3,787)	$(10,367,231)	$(3,971,071)

See notes to consolidated financial statements.

Q2EARTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(397,257)	$(2,718,205)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	199	23,127
Loss on equity investment	50,000	-
Restricted shares issued for outside services	154,286	209,600
Amortization of stock option grants and restricted stock unit grants	177,178	236,149
Change in fair value of convertible bridge notes	(1,576,482)	1,254,379
Amortization of preferred stock discount	1,062	125,154
Amortization of debt issuance costs	5,000	3,750
Paid-in-kind interest - convertible bridge notes	339,146	184,963
Gain on extinguishment of liabilities	-	(456,720)
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	5,833	2,920
Increase (decrease) in accounts payable & accrued expenses	54,730	(72,274)
Increase in contract liabilities and license deposits	117,667	-
Net cash used in operating activities	(1,068,638)	(1,207,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Earth Property Holdings LLC	(50,000)	-
Net cash used in investing activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capitalized leases	-	(600)
Proceeds from notes payable - related parties, net of issuance costs	-	18,100
Repayment of notes payable		(150,000)
Proceeds from convertible bridge notes, net of issuance costs	980,000	1,635,000
Net cash provided by financing activities	980,000	1,502,500

NET (DECREASE) INCREASE IN CASH	(138,638)	295,343

CASH - Beginning of period	298,673	3,330

CASH - End of period	$160,035	$298,673

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$1,247	$60,309
Payment of income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of deferred salary by officer	$-	$112,797
Conversion of payables, accrued interest, notes payable and notes payable - related parties to debentures	$-	$191,908
Settlement of accounts payable and accrued expenses to 1,738,195 shares of common stock	$-	$260,679
Reclassification of derivative liabilities to equity upon adoption of ASU 2017-11	$-	$213,042
Settlement of accounts payable with property, equipment and licensing rights in Cyclone	$-	$147,500
Accrual of contractual dividends on Series A convertible preferred stock	$40,768	$31,890
Conversion of convertible bridge notes and accrued interest to 613,451 shares of common stock	$57,664	$-

See notes to the consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of managing compost and soil manufacturing facilities, and is pursuing a plan of strategic acquisitions and investments in this sector through an unconsolidated investee called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). Through EPH, the Company completed one acquisition in November 2018 and a second in January 2019. The Company owns a 19.9% equity interest in EPH and manages all of its operations pursuant to an eight-year management contract. The Company previously owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August 2017. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

For the year ended December 31, 2018, the Company used cash in operating activities of $1,068,638. The accumulated deficit since inception is $10,367,231, which is comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures and redeemable convertible preferred stock mature on July 1, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to facilitate the acquisition of and investment in cash-flowing businesses, grow revenue and earnings of those companies which may result in added management fees for the Company, and continue to raise funds for the Company through debt or equity offerings.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has concluded that EPH is an unconsolidated investment. The primary investor and not the Company has ultimate control over major decisions affecting EPH and the greatest economic risk.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In 2018, the Company raised an additional $980,000 in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”).

In July 2018, the Company signed a Stock Purchase Agreement for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Callahan, Florida, from its sole shareholder. The closing of this agreement was subject to funding and other closing conditions. On November 9, 2018, the Company transferred the agreement to acquire GBWA to EPH, and through EPH, consummated the GBWA acquisition. Concurrently with the GBWA closing: (i) the Company signed an eight-year Management Agreement (the “Management Agreement”) with EPH to oversee all of the operations of EPH and its acquired subsidiaries for an initial annual fee of $200,000; (ii) appointed the Company’s CEO and President to serve as President and Secretary, respectively, of EPH; and (iii) pursuant to the terms of EPH’s Limited Liability Company Agreement (the “LLC Agreement”) acquired 124,999 Class B Membership Units of EPH, equal to 19.9% of the voting interests of EPH, for $50,000. To complete the GBWA acquisition, EPH raised $4.4 million from one institutional investor for 500,000 Class A Membership Units, equal to 80.1% of the voting interest of EPH.

On January 18, 2019, EPH completed its second acquisition of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics “by Gosh” (“OBG”). Concurrently with the OBG acquisition, the Company: (i) acquired an additional 53,970 Class B Membership Units in EPH for $21,588; and (ii) received an additional annual management fee of $500,000 plus expenses in connection with the transaction.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers (“ASC 606”) and all the related amendments. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, or cash flows.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than previously required under U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Revenue for services in 2018 included a contract where the Company was paid for management of a related entity. In its review, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies a specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

The management services to be provided to our related party are performance obligations satisfied evenly over a period of time. Therefore, revenue from this management service agreement are recognized on a straight-line basis over the one-year service period.

In 2017, revenue for services from the Company’s business included contracts where the Company was paid to do feasibility studies, site assessment studies, management work, and other similar services in connection with a third-party soil or compost manufacturing business. Revenue from such services were recognized at the date of delivery of deliverables to customers when a formal arrangement existed, the price was fixed or determinable, the delivery or milestone deliverable was completed, no other significant obligations of the Company existed, and collectability was reasonably assured. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

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

The Black-Scholes option pricing valuation method is used to determine fair value of stock options consistent with ASC 718, “Share Based Payment”. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the awards and risk-free interest rates.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50, “Equity Based payments to Non-employees”. The Company measures the fair value of the equity instruments issued based on the fair value of the Company’s stock on contract execution.

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

Equity Method Investment

Investments in partnerships, joint ventures and less-than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method. The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of our equity method investee. When we record our proportionate share of net income, it increases income (loss) — net in our consolidated statements of operations and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (loss) — net in our consolidated statements of income and our carrying value in that investment. The Company’s proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investee. These items can have a significant impact on the amount of income (loss) — net in our consolidated statements of operations and our carrying value in those investments.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Years
Furniture and equipment	7
Computers	5

Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company continually evaluates the carrying value of its long-lived assets to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, the Company has not recognized any impairment charges.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

Basic and Diluted Loss Per Share

Net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of redeemable convertible preferred stock and shares issued for the conversion of convertible debt.

At December 31, 2018, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 37,970,259 shares that may be converted from Bridge Notes (based upon an assumed conversion price at December 31, 2018 of $0.082 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At December 31, 2017, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 5,187,345 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from Bridge Notes, as the valuation and corresponding share price were not determinable at such time), and 4,000,000 shares from the conversion of redeemable convertible preferred stock.

Significant Estimates

U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the fair value of stock based compensation, the fair value of derivative liabilities and convertible bridge notes, and the assessment and recognition of income taxes and contingencies. Actual results could differ from these estimates.

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

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

All the Company’s revenue for the year ended December 31, 2018 was from fees earned from its 19.9% equity method investment, EPH, under a management agreement. This is currently the Company’s sole source of revenue, and that agreement is terminable at will by EPH.

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31, 2018	December 31, 2017
Furniture and computers	$1,328	$1,328
Total	1,328	1,328
Accumulated depreciation	(974)	(775)
Net property and equipment	$354	$553

Depreciation expense for the years ended December 31, 2018 and 2017 was $199 and $1,252 respectively.

NOTE 5 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the year. The loss in equity investment has been presented on the consolidated statement of operations for the year ended December 31, 2018. As EPH was formed in 2018, there were no assets, liabilities or results of operations in 2017. There were no distributions received from the equity method investment in 2018.

NOTE 6 – CYCLONE SEPARATION, LICENSE RIGHTS AND DEFERRED REVENUE

In 2014, Q2P purchased for $175,000 certain licensing rights to use Cyclone Power Technologies’ (“Cyclone”) patented waste-to-power engine technology. Also, as part of a separation agreement with Cyclone, Q2P assumed a license agreement between Cyclone and Phoenix Power Group (“Phoenix”), which included deferred revenue of $250,000 from payments previously made to Cyclone for undelivered products. The licensing rights were amortized over its estimated useful life of 4 years. Amortization expense for the year ended December 31, 2018 and 2017 was $0 and $21,875, respectively.

In January 2017, the Company transferred and assigned to Phoenix a Technology Sales Agreement to deliver a waste-to-power system to a customer (the “Sales Agreement”). Under the Sales Agreement, the Company had been paid $90,000 as of the date of transfer, and $68,000 was still due from the customer based on milestones set forth in the Sales Agreement. Phoenix assumed the Sales Agreement, including deferred revenue of $50,000, with all rights to receive the future payments thereunder, and responsibility to perform the services and provide the products to the customer. The Company has no further responsibility under the Sales Agreement. In consideration for this transfer, Phoenix agreed that the Company had completed and satisfied all financial obligations associated with all past agreements between Phoenix and the Company, specifically: (1) $150,000 previously paid by Phoenix for durability testing of the Q2P engine, and (2) delivery by the Company of the first ten engines at the rate of $10,000 per delivered engine for $100,000 in total. This deferred revenue in the total amount of $250,000 was recorded as gain from the extinguishment of liabilities in the consolidated statement of operations for the year ended December 31, 2017.

In August 2017, the Company closed a Technology Transfer and Assignment Agreement (the “Transfer Agreement”) with Phoenix to transfer to Phoenix all of the Company’s technology and materials associated with Q2P’s external combustion engine, controls and auxiliary systems (the “Q2P Technology”), developed both in conjunction with its license agreement with Cyclone and such other Q2P Technology developed independently from the license agreement. Pursuant to a consent from Cyclone, the Company also transferred and assigned the license agreement to Phoenix. In consideration for the transfer and assignment, which included net property and equipment of $4,927, unamortized license fees to Cyclone of $47,396 and a payment to Cyclone of $15,000 to consent to the license transfer, Phoenix satisfied and provided releases for $162,500 in past liabilities of Q2P associated with the development of the Q2P Technology, made certain other payments to the Company’s prior engine manufacturer, and provided full releases from liability from both Phoenix and Cyclone. The Company recorded a net gain from the extinguishment of liabilities of $95,178 in the consolidated statement of operations for the year ended December 31, 2017.

In connection with the separation agreement with Cyclone, the Company also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as contract liabilities on the December 31, 2018 and 2017 consolidated balance sheets.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

In March 2017, all outstanding Director accounts payable, accrued expenses and notes payable – related parties with an aggregate amount of $156,368, were converted into the Company’s Bridge Offering (see Note 9). Further, $75,000 of the proceeds from the Bridge Offering was received from the Company’s Chief Executive Officer and a Director.

In April 2017, the Company’s President forgave $112,797 of deferred salary. This amount was reclassified from accrued expenses to additional paid in capital during 2017.

In May 2018, we received $12,500 from our Chief Executive Officer and a Director in the Follow-On Bridge Offering (see Note 9).

During the year ended December 31, 2018, the Company received $151,000 from our equity method investment (see Note 5) for prepaid management fees. As of December 31, 2018, $117,667 of these fees remain as contract liabilities and we recognized $33,333 as revenues based on the service period.

During the year ended December 31, 2018, the Company incurred legal fees of approximately $48,000 from a law firm in which our audit committee chair is an employee.  As of December 31, 2018, our accounts payable and accrued expenses include approximately $30,000 due to this law firm.

NOTE 8 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2018 and 2017 (computed by applying the U.S. Federal corporate tax rate of 34 percent to the loss before taxes) is as follows:

	2018	2017
Tax benefit at U.S. statutory rate	$72,924	$924,190
State taxes, net of federal benefit	15,088	60,548
Stock and stock based compensation	—	(80,291)
Change in fair value of convertible bridge notes and derivatives	339,559	(426,489)
Amortization of preferred stock discount	—	(42,552)
Gain on extinguishment of liabilities	—	155,285
Change of U.S. federal rate	—	(695,021)
Other permanent differences	2,551	36,973
Change in valuation allowance	(490,122)	67,357
	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Net operating loss carry-forward	$1,830,186	$1,387,476
Accrued interest	46,069	46,069
Stock based compensation	44,861	—
Deferred revenue	2,551	—
Depreciation expense	343	343
Net deferred tax assets	1,924,010	1,433,888
Valuation allowance	(1,924,010)	(1,433,888)
Total net deferred tax asset	$—	$—

At December 31, 2018 and 2017, the Company had net deferred tax assets of $1,924,010 and $1,433,888 principally arising from net operating loss carry-forwards for income tax purposes (“NOLs”). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2018 and 2017. At December 31, 2018, the Company has net operating loss carry forwards totaling $7,221,095, which will begin to expire in 2034. The Company is delinquent in filing its federal tax returns for several of the previous year periods since inception. Therefore, all tax years since the Company’s inception remain open for examination. Management has retained a tax professional to assist in bringing these filings current.

The Tax Cut and Jobs Act which was enacted on December 22, 2017 reduced the federal corporate income tax rate from a maximum of 35% to a flat 21%. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additionally, SAB 118 allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes is a provisional amount as permitted under SAB 118. Due to the reduction of the federal corporate income tax rate the Company reduced the value of its net deferred tax asset in 2017 by approximately $695,000. This amount was offset by a corresponding change to the valuation allowance against the net deferred tax assets.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (“IRC”). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the year ended December 31, 2018 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 9 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the warrants that were issued with the Debentures (the “Warrants”), which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest but contain an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and Warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of December 31, 2018 and 2017, the aggregate outstanding principal amount of the two Debentures was $165,000. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share. In March 2019, the Company and the holders again extended the maturity date of the debentures to July 1, 2019 for no additional consideration.

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

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a convertible promissory note (the “Bridge Notes”) offering (collectively, the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors converted $156,368 and one shareholder converted $11,784 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of the end of 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round. In 2018, the Company raised an additional $980,000 in Follow-On Bridge Offering notes on substantially same terms as the Bridge Offering (but with a two-year maturity) with three accredited investors, one being our Chief Executive Officer and another a Director who each entered into a $12,500 Bridge Note, and one institutional investor. In June 2018, one of the original Bridge Notes for $50,000 plus $7,664 accrued interest was converted by its holder into 613,451 shares of common stock.

The Bridge Notes from the Bridge Offering and the Follow-On Bridge Offering conducted in 2018 convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. As of the date of filing, the Company has not completed an Equity Offering defined in the Bridge Notes.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of December 31, 2018 was $2,960,000 (see Note 10) and the principal amount due was $2,771,908. The change in fair value resulted in a gain for the year ended December 31, 2018. The fair value recorded as of December 31, 2017 was $3,270,000 (see Note 10) and the principal amount due was $1,841,908. The change in fair value resulted in a charge to earnings for the year ended December 31, 2017 of $1,254,379.

The Bridge Notes are currently convertible into common stock, or preferred stock if received by investors in the Equity Offering, at the discretion of each holder based on the conversion formula provided in the Bridge Notes. Maturity is 36 months from issuance (24 for the subsequently issued Follow-On Bridge Notes) with 15% annual interest which will be capitalized each year into the principal of the Bridge Notes and paid in kind.

NOTE 10 – FAIR VALUE MEASUREMENT

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

As disclosed in Note 9, the Bridge Notes are reported at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period.

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at December 31, 2018 and 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,960,000	$-	$-	$2,960,000
Total	$2,960,000	$-	$-	$2,960,000

	Fair value at
	December 31, 2017	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,270,000	$-	$-	$3,270,000
Total	$3,270,000	$-	$-	$3,270,000

There were no transfers between levels during 2017 and through December 31, 2018. However, in accordance with ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480);” Derivatives and Hedging (Topic 815), the financial instruments previously classified and fair valued as derivative liabilities due to down round features, have been retrospectively adjusted by means of a cumulative-effect to the consolidated balance sheet as of January 1, 2017. The cumulative change effect of $388,667 was recognized as an adjustment of the opening balance of accumulated deficit for 2017.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Year Ended December 31, 2018
Fair value, December 31, 2017	$3,270,000
Issuances of debt	980,000
Accrued interest	339,146
Conversions of debt and accrued interest to shares of common stock	(57,664)
Amortization of debt issuance costs	5,000
Net unrealized gain on convertible bridge notes	(1,576,482)
Fair value, December 31, 2018	$2,960,000

Year Ended December 31, 2017
Fair value, December 31, 2016	$0
Issuances of debt	1,841,908
Accrued interest	184,963
Amortization of debt issuance costs	(11,250)
Net unrealized loss on convertible bridge notes	1,254,379
Fair value, December 31, 2017	$3,270,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at December 31, 2018: dividend yield of -0-%, volatility of 170%, risk free rate of 2.59% and an expected term of 1.25 years. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%.

NOTE 11 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

The Company issued 3,000,000 fully vested shares of common stock in 2018 in connection with a seven-month services agreement that ends March 31, 2019. The Company measured the fair value of the common stock issued based on the market price on contract execution date as no specific performance by the grantee is required to retain the issued shares. For the year ended December 31, 2018, we recognized $154,286 of compensation expense for this service agreement based on the total fair value of shares issued of $270,000 and the term of the service agreement.

The Company issued 613,451 shares of common stock in 2018 in connection with the conversion of $50,000 of principal plus $7,664 of interest on the Bridge Notes (see Note 9).

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $0.10 per share of the Company’s common stock (the “Conversion Price”), as per the terms of a March 2018 Modification and Extension Agreement (the “2018 Modification”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $600,000 plus accrued dividends. In December 2017 and January 2018, the Company was obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). The Company extended the redemption date to July 1, 2019 pursuant to a new modification agreement signed in March 2019. Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five years following closing, currently exercisable at a price of $0.50 per share.

The Preferred Stock has price protection provisions in the case that the Company issues any shares of stock not pursuant to an “Exempt Issuance” at a price below the Conversion Price. Exempt Issuances include: (i) shares of Common Stock or common stock equivalents issued pursuant to the original merger of the company or any funding contemplated by that transaction; (ii) any common stock or convertible securities outstanding as of the date of closing; (iii) common stock or common stock equivalents issued in connection with strategic acquisitions; (iv) shares of common stock or equivalents issued to employees, directors or consultants pursuant to a plan, subject to limitations in amount and price; and (v) other similar transactions. The Certificate of Designation contains restrictive covenants not to incur certain debt, repurchase shares of common stock, pay dividends or enter into certain transactions with affiliates without consent of holders of 67% of the Preferred Stock. The holders of the Preferred Stock consented to the Bridge Offering. The redemption date of the unconverted shares of Preferred Stock was extended to July 1, 2019 per a modification agreement signed in March 2019.

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor in to the totals of either liabilities or equity. In 2016, the proceeds were allocated between the three features of the stock offering: the embedded conversion feature in the Preferred Stock, the warrants, and the Preferred Stock itself. The fair values of the embedded conversion feature and warrants were recorded as a discount against the stated value of the Preferred Stock on the date of issuance. This discount was amortized to interest expense over the term of the redemption period (2 years), which would result in the accretion of the Preferred Stock to its full redemption value. Unamortized discount as of December 31, 2018 and 2017 was $0 and $1,062, respectively. Interest expense related to the preferred stock discount for the years ended December 31, 2018, and 2017 was $1,062 and $125,155, respectively.

The Preferred Stock carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period. They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

The following is a summary of all outstanding common stock warrants as of December 31, 2018:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	2,033,500	$0.50	0.75
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	2.05
Warrants issued in connection with a services contract	1,000,000	$0.20	1.48
Warrants issued in connection with a services contract	1,000,000	$0.35	1.48

During the year ended December 31, 2018, we committed to issuing warrants to purchase 150,000 shares of common stock at $.04 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of December 31, 2018.

NOTE 12 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

On July 31, 2014, the Board of Directors of Q2P approved the Founders Stock Option Plan (“Founders Plan”) and the 2014 Employee Stock Option Plan (the “2014 Plan”), collectively the “Option Plans”. The Option Plans were developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase restricted common stock of the Company. On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional four million shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased to 10 million shares by Board resolution and amendment to the 2016 Plan in 2017.

In June 2018, the Company issued a total of 1,600,000 common stock options under the 2016 Plan to three independent Board members and one Board observer. The options vest one-half immediately and the balance in 6 months, with a 10-year term and exercisable at $0.10 per share. The options were valued at $64,440 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.10 per share and estimated expected term of 3.0 years.

Option Repricing

On July 13, 2018, the compensation committee of the Company’s Board of Directors, approved a one-time stock option repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions became effective on July 13, 2018. Under the Option Repricing, as of the date the Option Repricing became effective, Eligible Options with an exercise price at or above $0.21 per share (representing an aggregate of 5,331,000 options, or 59% of the total outstanding) were amended to reduce such exercise price to $0.10.

The impact of the repricing was a one-time incremental non-cash charge of approximately $49,722, which was recorded as stock option expense in 2018. An additional $333 of expense is being charged to operations over the remaining term of the options.

Total stock-based compensation to employees and non-employees for the year ended December 31, 2018 was $177,178.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2017 through December 31, 2018 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2016	6,115,480	$0.21	7.1
Options issued	800,000	0.21	9.2
Options exercised	-
Options cancelled	-
Balance, December 31, 2017	6,915,480	$0.21	5.6
Options issued	1,600,000	0.10	9.3
Options exercised	—	—	—
Options cancelled	—	—	—
Balance, December 31, 2018	8,515,480	$0.12	5.5

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2018	8,515,480	$0.19	6.00

The fair value of new stock options and warrants granted and repriced stock options using the Black-Scholes option pricing model was calculated using the following assumptions for the year ended December 31, 2018:

Year Ended December 31, 2018
Risk free interest rate	2.61 – 2.66%
Expected volatility	131.4%
Expected dividend yield	0%
Expected term in years	3.0
Average value per options	$0.04 – 0.05

The fair value of new stock options and warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions for the year ended December 31, 2017:

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In April 2017, the Company entered into two Employment Agreements, the first with its Chairman and, as of July 2017, CEO; and the second with its previous CEO and, as of July 2017, President and General Counsel. The annual salaries under these Employment Agreements are $350,000 and $220,000, respectively, and agreements have provisions for severances in the instance either executive is terminated without cause or after a change in control (24 months for the CEO and 12 months for the President).

Pursuant to a services agreement signed in 2018, an additional 150,000 warrants with a five-year term and exercisable at $0.04 per share are issuable to the provider, but were not formally issued in 2018.

NOTE 14 - SUBSEQUENT EVENTS

On January 18, 2019, in connection with the closing of EPH’s second acquisition and additional equity funding, the Company purchased 53,970 Class B Units in EPH for $21,588. With this purchase, the Company maintained its 19.9% voting interest in EPH. Also in connection with this acquisition closing, EPH paid the Company an additional $500,000 annual management fee.

In March 2019, the Company signed modification agreements with the two holders of the Company’s Preferred Stock and Convertible Debentures to extend the redemption and maturity dates of those securities to July 1, 2019, and to waive any prior defaults thereunder.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer, President and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, President and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of December 31, 2018, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

●	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

●	The Company has experienced significant turnover in the role that oversees the day-to-day accounting and financial reporting functions, which increases the risk of a material misstatement in the financial statements.

●	The Company lacks knowledge and expertise with accounting for stock -based compensation arrangements.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting these material weaknesses, including drafting, formalizing and implementing greater internal controls to assure proper financial reporting. As the Company retained but then lost its CFO in 2018, and its Principal Accounting Officer has not had the resources to implement proper controls, these weaknesses still exist. Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the addition of accounting resources and the continued development of proper accounting policies and procedures.

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

Changes in Internal Control Over Financial Reporting

In 2017 we formed an Audit Committee made up of our three independent Board members. This Committee is governed by a Charter approved and adopted by the Committee and the Board as a whole and oversees all aspects of the Company’s audit review process and interaction with our auditors.

There were no other changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

There was no other information required to be disclosed in the fourth quarter of 2018 that was not filed by the Company in a Current Report on Form 8-K.

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

Name	Positions Held	Age	Date of Election or Designation	Date of Termination or Resignation

Kevin Bolin	Chairman and CEO	55	February 2016	*

Christopher Nelson	President, General Counsel & Director	49	July 2014	*

Joel Mayersohn	Director	61	July 2014	*

Scott Whitney	Director	61	March 2016	*

Tristan Peitz	Director	35	May 2017	*

Business Experience

Kevin M. Bolin – Chairman and CEO. Mr. Bolin is a residual waste management and renewable energy senior executive with over 20 years experience in the sectors. Mr. Bolin’s previous industry positions include: Executive Chairman of the Board and interim CEO of Alter NRG (2009-2015), a publicly-traded (Toronto Stock Exchange) leader in plasma gasification of waste feedstock technology acquired from Westinghouse. At Alter NRG, he oversaw the corporate restructuring, operational turnaround, capital raising of over $35 million, and eventual sale of the company in July 2015 at a 160% premium to market which represented a 7x return to investors during his tenure as Chairman. Prior to that, he was CEO, President and Director of EnerTech Environmental (1992-2010), a renewable energy and biosolids technology company, which he grew to $20 million in annual sales anchored by long-term contracts valued at $390 million, and raised over $200 million in funding. He was previously an Industrial Advisor to EQT Infrastructure, a global private equity firm with over 20 Billion Euros under management. Mr. Bolin started his career working for the international accounting firm KPMG and was, but is not currently, a certified CPA in the states of New York and Georgia. In addition to these accomplishments, Mr. Bolin has won awards, been issued patents, and published numerous articles in the waste and renewable energy sectors. He is a certified public accountant with his BBA from the University of Notre Dame.

Christopher Nelson – President, General Counsel & Director. Mr. Nelson oversees acquisitions, finance, business development, and legal aspects for the Company, a role he has provided since its inception in 2014. He also serves as Managing Director of GreenBlock Capital LLC in Palm Beach, Florida, a boutique mergers and acquisitions firm specializing in ag-technology and bio-technology transactions. Until July 31, 2014, Mr. Nelson served as President and General Counsel of Cyclone, positions he held since March 2011. During his tenure at Cyclone, Mr. Nelson assisted and oversaw all aspects of the company’s business and legal affairs, including public securities filings and over $8 million in financing transactions, licensing and development agreements with major corporations and the military, investor and public relations, and general corporate matters. Mr. Nelson has practiced law in Florida for over 23 years, and since 2001 has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Between 1997 and 2000, Mr. Nelson was an associate with Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law.

Scott W. Whitney – Director. Mr. Whitney is currently CEO of Green Harvest One Corporation. Until September 2017, he was CEO of Liberty Tire Recycling Co., the world’s largest provider of tire recycling services, reclaiming approximately 140 million discarded tires per year in the US and Canada. Prior to this, he was CEO of Greenwood Fuels, a Green Bay, WI based company that manufactures renewable fuel pellets from non-recyclable by-products of various manufacturing processes such as paper, label and packaging production. For over 25 years, Mr. Whitney served in several executive roles at Covanta Holding Corp., a $2 Billion waste-to-power company traded on the NYSE, including President of Covanta’s European group, and Senior Vice President of business development at Covanta Energy Group where he oversaw the development of their waste-to-energy, independent power and water/wastewater treatment businesses in North America, South America, Europe and the Middle East. He is a currently member of the Board of Directors of Epcot Crenshaw, a research and development company based in West Chester, PA, and its subsidiary, Green Harvest One, a company that develops and operates integrated anaerobic digestion and gasification facilities. In addition, Mr. Whitney is a frequent speaker at various industry events for organizations such as Forbes Magazine, UK Trade & Investment, and the US Department of Commerce. He received his BS in Marine Engineering from the United States Naval Academy and served as an officer in the United States Navy.

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

Tristan Peitz – Director. Mr. Peitz was appointed to the Board on May 1, 2017, as one of the lead investors for the Company’s Bridge Offering. Over the last seven years, he has worked at Cohen Capital Management (“CCM”), a $600 million family office, where he built and manages a credit book which consists of $120 million of municipal bonds and a $60 million high yield book. On the equity side of the business, Mr. Peitz is a generalist with deep sector experience and responsibility for energy and healthcare. At CCM, he has also served as financial adviser for mergers and acquisitions, analysis on several early stage and venture investments, and creation and implementation of complex tax strategies. Prior to CCM, Mr. Peitz served at AlixPartners, a premier turnaround and restructuring focused consulting firm. At AlixPartners, he assisted organizations in the areas of financial advisory services, corporate strategy & operations, restructuring and turnarounds, divestitures and business exits, and forensic investigations related to internal fraud and abuse. Projects he worked on at AlixPartners included Tribune Company, MEI Conlux, Building Materials Holding Corp., Mattson Technology and others. Prior to joining AlixPartners, Mr. Peitz was a research analyst at Eminence Capital, a New York based $4 billion hedge fund, and before that an investment banking analyst with Jefferies & Company focused on healthcare, biotech and biofuel companies to evaluate leveraged buyouts, refinancings, restructurings, IPOs and M&A transactions. Mr. Peitz attended the University of Michigan where he graduated with distinction from the Ross School of Business with a BA in Business Administration - concentration in finance and accounting.

Employment Agreements

Both Mr. Nelson and Mr. Bolin have Employment Agreements that provide for terms from two to three years with renewal terms, base salary and performance-based bonuses, a 12-month severance for termination without cause or for “good reason”, non-compete / non-solicitation, and other standard features. In 2018, Mr. Bolin’s severance package was extended to 24 months. He is currently receiving an annual salary of $350,000. Mr. Nelson’s agreement provides for an annual salary of $220,000.

Director Compensation

Directors receive 400,000 stock options per year, vesting half immediately and half in six months, with a 10-year term and priced at current market rates. Directors are also eligible to receive other cash or equity based compensation, including Restricted Stock Units, at the discretion of the Board (with such interested members abstaining from a vote). The three independent Directors received 400,000 stock option each in 2018.

Executive Recruitment

Management is currently in discussions with several individuals to fill other key positions including CFO. The Board will make its decision to hire executive personnel based upon experience, knowledge of the industry, professional reputation and performance history. Other executive may be appointed in connection with acquisitions. All members of senior management are expected to have employments agreements with non-compete provisions similar to current executives.

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

Promoters and Control Person

To the best of our management’s knowledge, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2018, all forms have been filed.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated. David Shields terminated his employment as CFO in 2018 and is not included in the table as his total compensation was under $100,000 for the year.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($) (g)	Total Earnings ($) (h)

Kevin Bolin,	2018	202,085	0	0	0	0	0	18,000	220,085
Chairman & CEO	2017	118,500	0	0	0	0	0	0	118,500

Christopher Nelson,	2018	161,665	0	0	0	0	0	18,000	179,665
President & GC	2017	96,000	0	0	0	0	0	0	$96,000

(a)	Salaries include those amounts paid and accrued as an expense on the books of the Company.

(c)(d)	Stock and Option Awards are calculated based on the face value of awards as of the date of grant.

(g)	All Other Compensation is comprised of cash paid directly to the executive for healthcare costs.

Outstanding Option and Stock Awards

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kevin Bolin	400,000	-	-	$0.10	2/29/26*
Chairman & CEO	1,800,000	-	-	$0.10	12/28/26*	-	-	-	-

Christopher Nelson,	255,000	-	-	$0.10	7/30/24	-	-	-	-
President	60,000		-	$0.10	11/17/25	-	-	-	-

* The term of Mr. Bolin’s options was extended from five to ten years in 2018.

Director Compensation

The Company did not provide any cash compensation to its outside directors in 2018. All three independent directors received a grant of 400,000 stock options in 2018. Directors shall also be reimbursed for reasonable travel expenses incurred in connection with meetings of the Board of Directors, but no such expenses were incurred in 2018. The following table excludes fees paid to the two executive directors, Messrs. Bolin and Nelson, for their services in their respective officer capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kevin Bolin	-	-	-	-	-	-
Scott Whitney	-	-	16,110	-	-	-	$16,110
Joel Mayersohn	-	-	16,110	-	-	-	$16,110
Tristan Peitz	-	-	16,110	-	-	-	$16,110
Christopher Nelson	-	-	-	-	-	-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners. As of March 29, 2019, there were no persons outside of management and Directors known to the Company to be the beneficial owner of more than five percent of any class of the registrant’s voting securities (including any “group” as that term is used in section 13(d)(3) of the Exchange Act). The percent of class is based on 51,997,460 shares of common stock issued and outstanding as of March 29, 2019.

Security ownership of management. The following information as of March 29, 2019, is provided for all current management and Directors as to each class of equity securities of the registrant or any of its parents or subsidiaries, including directors’ qualifying shares, beneficially owned by all directors and nominees, all stock options and stock appreciation rights that are vested or will vest within the following 60 days. The percent of class is based on 51,997,460 shares of common stock issued and outstanding as of March 29, 2019, and includes in the total outstanding the additional shares of common stock underlying any vested options (or vesting in the following 60 days) for the specific beneficial owner.

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	Kevin Bolin (1)	12,200,000	22.5%
Common	Christopher Nelson (2)	6,822,200	13.0%
Common	Joel Mayersohn (3)	1,031,842	2.0%
Common	Scott Whitney (4)	1,200,000	2.3%
Common	Tristan Peitz (5)	800,000	1.5%
Common	All Officers and Directors	22,054,043	40.0%

(1)	Mr. Bolin’s holdings include 2,200,000 vested stock options and 10,000,000 shares subject to forfeiture (see below).

(2)	Mr. Nelson’s holdings include 295,000 vested stock options and 5,000,000 shares subject to forfeiture (see below).

(3)	Mr. Mayersohn’s holdings include 576,000 vested stock options.

(4)	Mr. Whitney’s holdings are all vested stock options.

(5)	Mr. Peitz’s holdings are all vested stock options.

None of our officers and directors own any Preferred Stock or other classes of securities other than common stock options, and Bridge Notes under the Company’s Bridge Offering. Currently, there are no other shareholders that hold 5% or more of the total outstanding common stock of the company.

Forfeiture of Executive Shares

In December 2016, the Board of Directors approved for Mr. Bolin 10,000,000 shares of common stock, and for Mr. Nelson 5,000,000 shares of common stock, both as compensation and both subject to forfeiture provisions. These shares were not actually issued until February 2017. The forfeiture provisions provide that during their employment: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. Other length of employment provisions in the forfeiture clauses were satisfied in July 2018. If these individuals do not fulfill their commitments and performance goals, the Board of Directors may in its full discretion, terminate the shares and retire them to treasury. Until such time, however, the shareholders may exercise all rights of voting and otherwise afforded to the common stock of the Company. Management believes these shares will vest and no longer be subject to forfeiture in 2019.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We had three independent directors serving on our Board of Directors as of the end of 2018 – Messrs. Whitney, Mayersohn and Peitz. While Mr. Mayersohn’s firm also serves as the Company’s corporate counsel, it was determined that the payments made for services from the Company to his firm are not material enough to create an issue with Mr. Mayersohn’s independence.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by our independent registered public accounting firm for professional services rendered for 2018 and 2017:

Fee Category	2018	2017
Audit Fees	$140,798	$126,585
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees - Consists of fees for professional services rendered by EisnerAmper LLP in 2017 for the audit of our annual consolidated financial statements, and in 2017 and 2018 the review of interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements. No fees were paid to D. Brooks and Associates CPA’s, P.A. in 2018.

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

Consolidated Balance Sheets of the Company as of December 31, 2018 and 2017

Consolidated Statements of Operations of the Company for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Deficit of the Company for the years ended December 31, 2018 and 2017

Statements of Cash Flows of the Company for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Form 8-K filed December 15, 2015 and Form 8-K filed December 23, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to the Form 8-K filed December 23, 2010)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.01	Securities Purchase Agreement for Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.02	Original Issue Discount Senior Secured Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.03	Common Stock Purchase Warrant issued with Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.04	Security Agreement in connection with the Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.05	Agreement and Plan of Merger (incorporated by reference to the Form 8-K filed August 26, 2015)

10.06	Form of Warrant Agreement issued in connection with Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.07	Amended and Restated License Agreement with Cyclone (incorporated by reference to the Form 8-K filed November 18, 2015)

10.08	Form of Subscription Agreement for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.09	Form of Promissory Note for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.10	2016 Omnibus Equity Incentive Plan (incorporated by reference in the Form 10-K filed for the year ended December 31, 2017)

10.11	Employment Agreement with Kevin Bolin (incorporated by reference in the Form 10-K filed for the year ended December 31, 2017)

10.12	Employment Agreement with Christopher Nelson (incorporated by reference in the Form 10-K filed for the year ended December 31, 2017)

10.13	Transfer and Assignment Agreement dated November 9, 2018 between Q2Earth, Inc. and Earth Property Holdings, LLC (incorporated by reference in the Form 8-K filed on November 13, 2018)

10.14	Management Agreement dated November 9, 2018 between Q2Earth, Inc. and Earth Property Holdings, Inc. (incorporated by reference in the Form 8-K filed on November 13, 2018)

10.15	Limited Liability Company Agreement of Earth Property Holdings, Inc. dated November 9, 2018 (incorporated by reference in the Form 8-K filed on November 13, 2018)

10.16	Subscription Agreement for Class B Units in Earth Property Holdings LLC (incorporated by reference in the Form 8-K filed January 23, 2019)

10.17	Form of Amended and Restated Limited Liability Company Agreement of Earth Property Holdings LLC (incorporated by reference in the Form 8-K filed January 23, 2019)

16.1	Letter of EisnerAmper LLP dated January 22, 2019 to the SEC (incorporated by reference in the Form 8-K filed January 23, 2019)

21.1	Subsidiaries of the Company

31.1	302 Certification of Kevin Bolin, CEO

31.2	302 Certification of Principal Accounting Officer

32	906 Certification

(c)	Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2EARTH, INC.

Date:	April 1, 2019	By:	/s/ Kevin Bolin
Kevin Bolin
Chairman and Chief Executive Officer,
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 1, 2019	By:	/s/ Kevin Bolin
Kevin Bolin
Chairman of the Board of Directors and CEO

Date:	April 1, 2019	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
President, General Counsel and Director

Date:	April 1, 2019	By:	/s/ Joel Mayersohn
Joel Mayersohn
Director

Date:	April 1, 2019	By:	/s/ Scott Whitney
Scott Whitney
Director

Date:	April 1, 2019	By:	/s/ Tristan Peitz
Tristan Peitz
Director

