Form 10-Q
period 2019-03-31
Q2Earth Inc.
filed 2019-05-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: March 31, 2019

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

May 14, 2019: Common – 51,997,460

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$265,360	$160,035
Prepaid expenses and other assets	3,387	-
TOTAL CURRENT ASSETS	268,747	160,035

PROPERTY AND EQUIPMENT, NET	221	354

TOTAL ASSETS	$268,968	$160,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,788	$166,125
Accrued bonus expense	150,000	-
Note payable - related party	62,500	-
Debentures	165,000	165,000
Deferred contract liabilities and license deposits	502,921	127,731
TOTAL CURRENT LIABILITIES	1,067,209	458,856

Convertible bridge notes, at fair value	2,850,000	2,960,000

TOTAL LIABILITIES	3,917,209	3,418,856

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $671,836)	721,480	712,604

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,997,460 shares issued and outstanding at March 31, 2019 and December 31, 2018	5,199	5,199
Additional paid-in capital	6,501,586	6,394,748
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(10,872,719)	(10,367,231)
TOTAL STOCKHOLDERS’ DEFICIT	(4,369,721)	(3,971,071)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$268,968	$160,389

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2019	2018

REVENUES - Related party	$173,810	$-

OPERATING EXPENSES
Payroll	565,073	80,431
Professional fees	140,029	137,294
General and administrative	61,670	36,618
Total Operating Expenses	766,772	254,343

LOSS FROM OPERATIONS	(592,962)	(254,343)

OTHER INCOME (EXPENSE)
Financing costs including interest	(141,126)	(71,000)
Change in fair value of convertible bridge notes	250,188	446,875
Loss on equity method investment	(21,588)	-
Total Other Income (Expense), net	87,474	375,875

(LOSS) INCOME BEFORE INCOME TAXES	(505,488)	121,532

INCOME TAXES	-	-

NET INCOME (LOSS)	(505,488)	121,532

PREFERRED STOCK
Series A convertible contractual dividends	(8,877)	(13,644)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(514,365)	$107,888

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC	51,997,460	48,384,009

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: DILUTED	51,997,460	48,424,918

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2018	-	$-	51,997,460	$5,199	$6,394,748	$(3,787)	$(10,367,231)	$(3,971,071)

Stock based compensation for services	-	-	-	-	115,714	-	-	115,714

Series A, preferred stock contractual dividends	-	-	-	-	(8,876)	-	-	(8,876)

Net loss period ended March 31, 2019	-	-	-	-	-	-	(505,488)	(505,488)

Balance, March 31, 2019	-	$-	51,997,460	$5,199	$6,501,586	$(3,787)	$(10,872,719)	$(4,369,721)

Balance, December 31, 2017	-	$-	48,384,009	$4,838	$6,046,749	$(3,787)	$(9,969,974)	$(3,922,174)

Amortization of stock option grants and restricted units	-	-	-	-	34,579	-	-	34,579

Series A, preferred stock contractual dividends	-	-	-	-	(13,644)	-	-	(13,644)

Net income period ended March 31, 2018	-	-	-	-	-	-	121,532	121,532

Balance, March 31, 2018	-	$-	48,384,009	$4,838	$6,067,684	$(3,787)	$(9,848,442)	$(3,779,707)

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(505,488)	$121,532
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation	133	66
Loss on equity method investment	21,588	-
Stock based compensation expense for services	115,714	-
Amortization of stock option grants and restricted stock unit grants	-	34,579
Change in fair value of convertible bridge notes	(250,188)	(446,875)
Amortization of preferred stock discount	-	1,062
Amortization of debt issuance costs	1,250	(1,249)
Paid-in-kind interest - convertible bridge notes	138,938	68,125
Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets	(3,387)	(1,118)
Increase in accounts payable and accrued expenses	149,075	36,265
Increase in contract liabilities and license deposits	375,190	-
Net cash provided by (used in) operating activities	42,825	(187,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties, net of issuance costs	62,500	-
Net cash provided by financing activities	62,500	-

NET INCREASE (DECREASE) IN CASH	105,325	(187,613)

CASH - Beginning of period	160,035	298,673

CASH - End of period	$265,360	$111,060

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of income taxes	$-	$-
Payment of interest in cash	$-	$681

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$8,877	$13,644
Equity method investment in accounts payable and accrued expenses	$21,588	$-

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company” or “we”, “our”, “us”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of managing compost and soil manufacturing facilities, and is pursuing a plan of strategic acquisitions and investments in this sector through an unconsolidated investee called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). Through EPH, the Company completed one acquisition in November 2018 and a second in January 2019. As of March 31, 2019, the Company owns a 19.9% equity interest in EPH and manages all of its operations pursuant to an eight-year management contract. The Company previously owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August 2017. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of March 31, 2019. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the form 10-K filed with the SEC on April 1, 2019.  It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Going Concern

For the three months ended March 31, 2019 the Company had cash provided by operating activities of $42,825. For the three months ended March 31, 2019, the Company incurred a loss of $505,488 and the accumulated deficit since inception was $10,872,719, which was comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures and redeemable convertible preferred stock mature on July 1, 2019. The total principal due on the debentures as of March 31, 2019 is $165,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to facilitate the acquisition of and investment in cash-flowing businesses, grow revenue and earnings of those companies which may result in added management fees for the Company, and continue to raise funds for the Company through debt or equity offerings.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has concluded that EPH is an equity method investment. The primary investor and not the Company has ultimate control over major decisions affecting EPH and the greatest economic risk.

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

In July 2018, the Company signed a Stock Purchase Agreement for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Callahan, Florida, from its sole shareholder. The closing of this agreement was subject to funding and other closing conditions. On November 9, 2018, the Company transferred the agreement to acquire GBWA to EPH, and through EPH, consummated the GBWA acquisition. Concurrently with the GBWA closing: (i) the Company signed an eight-year Management Agreement (the “Management Agreement”) with EPH to oversee all of the operations of EPH and its acquired subsidiaries for an initial annual fee of $200,000 (which was subsequently increased by amendment to $700,000, $300,000 of which is provided for the management of GBWA); (ii) appointed the Company’s CEO and President to serve as President and Secretary, respectively, of EPH; and (iii) pursuant to the terms of EPH’s Limited Liability Company Agreement (the “LLC Agreement”) acquired 124,999 Class B Membership Units of EPH, equal to 19.9% of the voting interests of EPH, for $50,000. To complete the GBWA acquisition, EPH raised $4.4 million from one institutional investor for 500,000 Class A Membership Units, equal to 80.1% of the voting interest of EPH.

On January 18, 2019, EPH completed its second acquisition of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics “by Gosh” (“OBG”). Concurrently with the OBG acquisition, the Company: (i) acquired an additional 53,970 Class B Membership Units in EPH for $21,588 through a subscription payable which is included in accrued expenses on the consolidated balance sheets; and (ii) received an additional annual management fee of $500,000 plus expenses in connection with the transaction.

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

Management is aware of the Company’s liquidity and going concern issues and is taking steps to improve its negative cashflow. Management anticipates facilitating additional acquisitions through EPH in 2019, and upon the completion of such transactions, expects that its management fee to oversee the operations of EPH and its subsidiaries may be increased. Further, management is pursuing other revenue producing contracts and opportunities for the Company including licensing or developing soil science and product brands that can generate revenue through sublicenses and soil sales either from EPH or other companies, and also utilizing its experience in completing acquisitions to help facilitate non-competitive transactions for third parties for a fee. Management may also seek to raise additional capital through equity and debt offerings.

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

During the three months ended March 31, 2019, revenue consists of management services performed by the Company for our equity method investment, EPH. In its review of contracts with customers, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies a specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At March 31, 2019, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 41,984,478 shares that may be converted from Bridge Notes (based upon an assumed conversion price at March 31, 2019 of $0.082 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At March 31, 2018, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 5,187,345 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from Bridge Notes, as the valuation and corresponding share price were not determinable at such time), and 4,000,000 shares from the conversion of redeemable convertible preferred stock.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, requiring management to recognize any right-to-use-asset and lease liability on the statement of financial position for those leases previously classified as operating leases. The criteria used to determine such classification is essentially the same as under the previous guidance, but it is more subjective. The lessee would classify the lease as a finance lease if certain criteria at lease commencement are met. This ASU is effective for fiscal years beginning after December 15, 2018. Effective January 1, 2019 the Company adopted ASU 2016-02 which did not have an impact on our condensed interim financial statements as the Company has no leases that meet the scope of ASC 842.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. Effective January 1, 2019 the Company adopted ASC 2018-07 and it did not have an impact on our interim financial statements.

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

All the Company’s revenue for the three months ended March 31, 2019 was from fees earned from its 19.9% equity method investment, EPH, under a management agreement. This is currently the Company’s sole source of revenue, and that agreement is terminable at will by EPH. See Note 5.

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
Furniture and computers	$1,328	$1,328
Total	1,328	1,328
Accumulated depreciation	(1,107)	(974)
Net property and equipment	$221	$354

Depreciation expense for the three months ended March 31, 2019 and 2018 was $133 and $66 respectively.

NOTE 5 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors. The $21,588 remains due at March 31, 2019 and is included in accounts payable and accrued expenses on the consolidated balance sheets. The carrying value of the investment remains at zero at March 31, 2019. The loss in equity investment has been presented on the consolidated statement of operations for the three months ended March 31, 2019. There were no distributions received from the equity method investment through the first quarter of 2019.

For the three months ended March 31, 2019, EPH generated revenue of $2,642,935 and recorded a net loss of $531,894. The net loss was due in material part from fees paid to the Company under its Management Agreement, as well as expenses incurred in connection with the OBG closing on January 18, 2019, and related funding activities.

See Note 6 for transactions with our equity method investment during the three-month period ended March 31, 2019.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently maintains an executive office in Florida, which is leased by GreenBlock Capital LLC, an investment firm in which the Company’s President serves as a Managing Director but holds no equity or voting rights. The Company has no formal agreement for this space and pays no rent. The Company also sublets office space in Atlanta, Georgia, where it pays $500 per month on a month-to-month basis. The lessor is a company for which our CEO previously served as a senior executive.

In May 2018, we received $12,500 from our Chief Executive Officer and a Director in the Follow-On Bridge Offering (see Note 7).

During the three months ended March 31, 2019, the Company received an additional $549,000 from our equity method investment (see Note 5) for prepaid management fees. As of March 31, 2019, $492,857 of these accumulated fees remain as contract liabilities and we recognized $173,810 as revenues based on the service period. As of December 31, 2018, $117,667 of these fees remained as contract liabilities.

During the three months ended March 31, 2019, the Company received $62,500 from EPH as a note payable with interest payable at 6% annually. This has been presented as note payable – related party on the consolidated balance sheets.

During the three months ended March 31, 2019, the Company did not incur any legal fees with a related party; however, during the three months ended March 31, 2018, the Company incurred approximately $14,773 from a law firm in which our audit committee chair is an employee. As of March 31, 2019 and December 31, 2018, our accounts payable and accrued expenses include approximately $3,356 and $30,000, respectively, for legal fees incurred in the prior year with this law firm.

NOTE 7 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the warrants that were issued with the Debentures (the “Warrants”), which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest but contain an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and Warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of March 31, 2019, and December 31, 2018, the aggregate outstanding principal amount of the two Debentures was $165,000. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share. In March 2019, the Company and the holders again extended the maturity date of the debentures to July 1, 2019 for no additional consideration.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of March 31, 2019 was $2,850,000 (see Note 8) and the principal amount due was $2,771,908. The change in fair value resulted in a gain for the three months ended March 31, 2019 of $250,188. The fair value recorded as of December 31, 2018 was $2,960,000 (see Note 8) and the principal amount due was $2,771,908.

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

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at March 31, 2019 and December 31, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	March 31, 2019	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,850,000	$-	$-	$2,850,000
Total	$2,850,000	$-	$-	$2,850,000

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,960,000	$-	$-	$2,960,000
Total	$2,960,000	$-	$-	$2,960,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Three Months Ended March 31, 2019
Fair value, December 31, 2018	$2,960,000
Issuances of debt	-
Accrued interest	138,938
Conversions of debt and accrued interest to shares of common stock	-
Amortization of debt issuance costs	1,250
Net unrealized gain on convertible bridge notes	(250,188)
Fair value, March 31, 2019	$2,850,000

Three Months Ended March 31, 2018
Fair value, December 31, 2017	$3,270,000
Issuances of debt	-
Accrued interest	68,125
Conversions of debt and accrued interest to shares of common stock	-
Amortization of debt issuance costs	1,250
Net unrealized gain on convertible bridge notes	(449,375)
Fair value, March 31, 2018	$2,890,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at March 31, 2019: dividend yield of -0-%, volatility of 135%, risk free rate of 2.43% and an expected term of 1 year. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 23%.

NOTE 9 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the three months ended March 31, 2019, the Company recognized $115,714 of stock-based compensation.

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

Warrants

The following is a summary of all outstanding common stock warrants as of March 31, 2019:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	2,033,500	$0.50	0.50
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	1.85
Warrants issued in connection with a services contract	1,000,000	$0.20	1.23
Warrants issued in connection with a services contract	1,000,000	$0.35	1.23

The following is a summary of all outstanding common stock warrants as of March 31, 2018:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	0.50
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	1.85
Warrants issued in connection with a services contract	1,000,000	$0.20	1.23
Warrants issued in connection with a services contract	1,000,000	$0.35	1.23
Warrants issued in connection with a services contract	150,000	$0.04	4.75

During the year ended December 31, 2018, we committed to issuing warrants to purchase 150,000 shares of common stock at $.04 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of March 31, 2019 or December 31, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to a services agreement signed in 2018, an additional 150,000 warrants with a five-year term and exercisable at $0.04 per share are issuable to the provider, but were not formally issued in 2018 and remain unissued.

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

Since May 2016, management began to pursue opportunities in the business of manufacturing compost and soils from yard waste, food waste, biosolids and other waste streams. In early 2017, we raised funding through our Bridge Offering to implement this change in business model, and sold our waste-to-power technology to a license. In 2018, we commenced the process of acquiring companies in this environmental sector and managing their operations.

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

On November 9, 2018, we transferred the GBWA Purchase Agreement to Earth Property Holdings LLC, a Delaware limited liability company (“EPH”), plus $50,000 in non-reimbursed expenses, in return for a 19.9% Class B equity stake and an eight-year Management Agreement to run EPH for an initial annual management fee of $200,000 (this annual fee was increased to $700,000 in January 2019). One institutional entity, in which our CEO is an investor and member, provided $4,400,000 in funding upon transfer of the GBWA Purchase Agreement in return for 500,000 Class A Units equal to 80.1% of the voting equity of EPH. Immediately subsequent to the transfer of the GBWA Purchase Agreement and equity funding, EPH consummated the GBWA acquisition.

On January 18, 2019, EPH completed the acquisition (the “OBG Acquisition”) of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics by Gosh (“OBG”). OBG is an organics recycling and compost and soil manufacturing company based in Austin, Texas. In connection with the OBG Acquisition, EPH raised an additional $1.9 million in Class A equity units and secured a $6 million mezzanine credit facility, from which EPH drew down $3 million at closing. Also, the Company acquired an additional 53,970 Class B equity units as a subscription payable for $21,588 to maintain our 19.9% equity interest in EPH and received an additional $500,000 annual management fee plus reimbursed expenses.

In addition to our investment in EPH and the closing of the GBWA and OBG transactions, which we will manage and oversee moving forward, we are currently in negotiations with several other composting facilities to acquire in 2019 through EPH. We can make no guarantee that these additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of EPH’s members or our shareholders.

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

A. Plan of Operation

Over the last six months, our plans for acquiring and overseeing the acquisition of commercial composting and sustainable soils manufacturing companies advanced materially in the opinion of management. These advancements include and culminated in the closing of the GBWA Purchase Agreement through EPH in November, the closing of the OBG Acquisition in January 2019, and the completion of $5.7 million in equity funding through EPH and a $6 million in a mezzanine debt facility. We have also added to our team, hiring two highly experienced compost facility managers and other financial and accounting staff.

Management’s plan for 2019 is to complete several more acquisitions in the compost space through EPH, which will require raising additional equity and debt from current and future investors. We will also be focused on our role managing the operations of EPH and its subsidiary entities, which may lead to additional management fees and other opportunities. We cannot be certain that additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of EPH’s members or our shareholders.

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

While we intend to focus on the business of compost and engineered soils, moving forward we may also review and pursue other synergistic opportunities in the waste-to-value, recycling and residual management sectors if approved by our Board of Directors. We may also use our expertise in the areas of mergers and acquisitions, and the clean-tech sector, to assist for fees other groups in transactions that are not core to our operations.

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

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Between July 2014 and mid-2016, through Q2P we primarily devoted our efforts to commercializing the Q2P engine and CHP system, developing our waste-to-power business model, and recruiting executive management and key employees. Starting in the second half of 2016, we began to phase out our R&D operations, and in August 2017, sold our engine technology. We are now focused on promoting our compost manufacturing business model, including providing soil management services and facilitating the acquisition of or investing in other compost manufacturing companies. As a new entity, we have limited current business operations and nominal assets. We currently operate at a loss with minimal revenue.

Starting in the third quarter of 2018, we have increased our operating expenses as new employees have been hired and operations to acquire and invest in compost facilities have increased. We currently have five full time employees, including our CEO, President, two VP-Operations, and controller. We have also brought on a part-time CFO on a trial basis. Other expenses which have increased recently include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year.

Results of Operations for the three months ended March 31, 2019 and 2018

We recorded $173,810 in revenue during the three months ended March 31, 2019 compared to none for the same period in 2018.

For the three months ended March 31, 2019, we recorded a net loss of $505,488, an increase of $627,020 (516%) from our net income of $121,532 for the same period in 2018. Basic and diluted net loss per share was $0.01 for the three-month period ended March 31, 2019, as compared to a basic and diluted net income per share of $0.01 in the same period of 2018. The primary underlying reasons for the increase in net loss include the decrease in fair value of the convertible bridge notes of $250,188 for the three months ended March 31, 2019 compared to a decrease in fair value of $446,875 for the same period in 2018, and an increase of $512,429 in operating expenses for the three month period ended March 31, 2019 compared to the same period in 2018.

The majority of the $512,429 increase in operating expenses was due to an increase in payroll and related expenses of $484,642, or 603%, to $565,073 for the three-month period ended March 31, 2019 from $80,431 for the same period in 2018, due to the hiring of additional personnel during the second half of 2018 and bonuses earned during the three months ended March 31, 2019. In addition, general and administrative fees increased by $25,052, or 68%, to $61,670 for the three-month period ended March 31, 2019 from $36,618 for the same period in 2018, due to increased travel expenses.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31, 2019, cash increased by $105,325 over December 31, 2018. This increase was primarily the result of the management fees and proceeds from a note payable with EPH.

Net cash provided by operating activities was $42,825 for the three months ended March 31, 2019, which reflected our net loss during the period of $505,488, offset by a net decrease in operating assets and liabilities of $520,878 and net non-cash adjustments of $27,436. The majority of non-cash adjustments consists of $115,714 of shares issued for outside services in 2018, $138,938 in paid-in-kind interest related to the Bridge Notes, $21,588 loss on equity investment, partially offset by a $250,188 gain on change in fair value of convertible bridge notes.

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

Net cash provided by financing activities during the three months ended March 31, 2019 consisted of $62,500 from a related party loan from EPH, our equity method investment.

At March 31, 2019, our cash totaled $265,360. Our cash is currently held at large U.S. banks.

Based on our current strategy and operating plan, we need to raise additional capital to close subsequent acquisitions and support operations; therefore, there is substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our condensed consolidated financial statements.

Since July 2014, we have raised over $7 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock, but excluding funds raised through EPH. With these Company funds, we have been able to complete the prototype stage of our original technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Specifically, with the closing of our Bridge Offering, described below, we have also been able to pivot our business model to the compost and soil manufacturing business.

Bridge Financing. In May 2017, we completed the first round of our Bridge Offering with $1,450,000 of new cash raised and an additional $191,908 in old debt converted into the round. In September 2017, we completed an additional $200,000 follow-up Bridge Offering on the same terms.

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

Company’s Prior Financings.

Subsequent to the Merger into the public company, we raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable on July 1, 2019 per a 2019 modification agreement, and has no voting rights until converted to common stock. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of March 31, 2019.

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

We also assumed a contract with Clean Carbon of Australia and a corresponding $10,064 prepayment for services or other value to be provided in the future. This deposit has been presented as contract liabilities and license deposits on the March 31, 2019 and December 31, 2018 condensed consolidated balance sheets.

Cash and Working Capital

We have incurred negative cash flows from operations since inception on an annual basis. As of March 31, 2019, we had an accumulated deficit of $10,722,719 and negative working capital of $798,241.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2019.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of March 31, 2019, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting these material weaknesses, including drafting, formalizing and implementing greater internal controls to assure proper financial reporting. As the Company retained but then lost its CFO in 2018, and its Principal Accounting Officer and new acting-CFO have not had the resources to implement proper controls, these weaknesses still exist. Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the addition of accounting resources and the continued development of proper accounting policies and procedures.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any shares of common stock in the first quarter of 2019. There were no other sales of unregistered equity securities by us in the first fiscal quarter of 2019 and up to the date of filing that have not been previously reported.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None at the current time.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS

Exhibit
Number	Description

31.1	302 Certification of Kevin M. Bolin, CEO

31.2	302 Certification of Kevin M. Bolin, Chief Accounting Officer

32	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2EARTH INC.

Date: 5/14/19	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date: 5/14/19	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Accounting Officer

