Form 10-Q
period 2019-06-30
Q2Earth Inc.
filed 2019-08-01
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: June 30, 2019

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

July 31, 2019: Common – 51,997,460

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$181,441	$160,035
Prepaid expenses and other assets	19,049	-
TOTAL CURRENT ASSETS	200,490	160,035

PROPERTY AND EQUIPMENT, NET	89	354

TOTAL ASSETS	$200,579	$160,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$148,764	$166,125
Accrued bonus expense	150,000	-
Note payable - related party	187,500	-
Debentures	165,000	165,000
Convertible bridge notes, current portion	2,781,240	-
Deferred contract liabilities and license deposits	500,039	127,731
TOTAL CURRENT LIABILITIES	3,932,543	458,856

Convertible bridge notes at fair value, less current portion	728,760	2,960,000

TOTAL LIABILITIES	4,661,303	3,418,856

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $730,456)	730,456	712,604

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,997,460 shares issued and outstanding at March 31, 2019 and December 31, 2018	5,199	5,199
Additional paid-in capital	6,492,610	6,394,748
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(11,685,202)	(10,367,231)
TOTAL STOCKHOLDERS’ DEFICIT	(5,191,180)	(3,971,071)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$200,579	$160,389

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES - Related party	$252,882	$-	426,692	$-

EXPENSES
Payroll and employee related expenses	310,164	80,431	875,237	160,863
Professional fees	80,611	197,773	222,597	337,566
General and administrative	43,866	36,376	103,365	72,993
Total Expenses	434,641	314,580	1,201,199	571,422

LOSS FROM OPERATIONS	(181,759)	(314,580)	(774,507)	(571,422)

OTHER INCOME (EXPENSE)
Financing costs including interest	(135,024)	(73,855)	(276,150)	(144,856)
Change in fair value of convertible bridge notes	(495,914)	(104,051)	(245,726)	345,324
Loss on equity method investment	-	-	(21,588)	-
Total Other Income (Expense), net	(630,938)	(177,906)	(543,464)	200,468

LOSS BEFORE INCOME TAXES	(812,697)	(492,486)	(1,317,971)	(370,954)

INCOME TAXES	-	-	-	-

NET LOSS	(812,697)	(492,486)	(1,317,971)	(370,954)

PREFERRED STOCK
Series A convertible contractual dividends	(8,975)	(8,975)	(17,852)	(22,621)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(821,672)	$(501,461)	$(1,335,823)	$(393,575)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	51,997,460	48,533,963	51,997,460	48,458,986

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2018	-	$-	51,997,460	$5,199	$6,394,748	$(3,787)	$(10,367,231)	$(3,971,071)

Stock based compensation for services	-	-	-	-	115,714	-	-	115,714

Series A, preferred stock contractual dividends	-	-	-	-	(8,876)	-	-	(8,876)

Net loss period ended March 31, 2019	-	-	-	-	-	-	(505,274)	(505,274)

Balance, March 31, 2019	-	$-	51,997,460	$5,199	$6,501,586	$(3,787)	$(10,872,505)	$(4,369,507)

Series A, preferred stock contractual dividends	-	-	-	-	(8,976)	-	-	(8,976)

Net loss period ended June 30, 2019	-	-	-	-	-	-	(812,697)	(812,697)

Balance, June 30, 2019	-	$-	51,997,460	$5,199	$6,492,610	$(3,787)	$(11,685,202)	$(5,191,180)

Balance, December 31, 2017	-	$-	48,384,009	$4,838	$6,046,749	$(3,787)	$(9,969,974)	$(3,922,174)

Amortization of stock option grants and restricted units	-	-	-	-	34,579	-	-	34,579

Series A, preferred stock contractual dividends	-	-	-	-	(13,644)	-	-	(13,644)

Net income period ended March 31, 2018	-	-	-	-	-	-	121,532	121,532

Balance, March 31, 2018	-	$-	48,384,009	$4,838	$6,067,684	$(3,787)	$(9,848,442)	$(3,779,707)

Amortization of stock option grants and restricted units	-	-	-	-	62,270	-	-	62,270

Series A, preferred stock contractual dividends	-	-	-	-	(8,976)	-	-	(8,976)

Conversion of bridge subscription to equity	-	-	613,451	61	57,603	-	-	57,664

Net loss period ended June 30, 2018	-	-	-	-	-	-	(492,486)	(492,486)

Balance, June 30, 2018	-	$-	48,997,460	$4,899	$6,178,581	$(3,787)	$(10,340,928)	$(4,161,235)

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,317,971)	$(370,954)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	266	133
Loss on equity investment	21,588	-
Stock based compensation expense	115,714	96,849
Change in fair value of convertible bridge notes	245,726	(345,324)
Amortization of preferred stock discount	-	1,062
Amortization of debt issuance costs	2,500	2,500
Paid-in-kind interest - convertible bridge notes	271,774	140,488
Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets	(19,049)	(24,668)
Increase in accounts payable and accrued expenses	(38,950)	90,880
Increase in accrued bonuses	150,000	-
Increase in contract liabilities and license deposits	372,308	-
Net cash used in operating activities	(196,094)	(409,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties, net of issuance costs	187,500	-
Proceeds from convertible bridge notes, net of issuance costs	30,000	290,000
Net cash provided by financing activities	217,500	290,000

NET INCREASE (DECREASE) IN CASH	21,406	(119,034)

CASH - Beginning of period	160,035	298,673

CASH - End of period	$181,441	$179,639

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of income taxes	$-	$-
Payment of interest in cash	$-	$1,244

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible bridge notes and accrued interest to 613,451 shares of common stock	$-	$57,664
Accrual of contractual dividends on Series A convertible preferred stock	$17,852	$22,621

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company” or “we”, “our”, “us”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of managing compost and soil manufacturing facilities, and is pursuing a plan of strategic acquisitions and investments in this sector through an unconsolidated investee called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). Through EPH, the Company completed one acquisition in November 2018 and a second in January 2019. As of June 30, 2019, the Company owns a 19.2% equity interest in EPH and manages all of its operations pursuant to an eight-year management contract. In May 2019, the Company signed a second services agreement with Community Eco Power, LLC (“CECO”), a waste-to-power company, to assist CECO to complete an acquisition and transition management operations over the following six months. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”) operated as an R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company have from 2014 until early 2017 been essentially those of the Subsidiary. In May 2016, the Company began exploring other synergistic business lines such as compost and soil manufacturing from wastewater biosolids and other waste feedstocks. In 2017, the Company formally shifted its focus from waste-to-energy technology R&D, including selling its technology to a licensee in August 2017, to facilitating the acquisition of, investment in, and managing the operations of facilities that manufacture compost and sustainable soils from waste resources.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of June 30, 2019. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the form 10-K filed with the SEC on April 1, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Going Concern

For the six months ended June 30, 2019 the Company had cash used in operating activities of $196,094 and incurred a loss of $1,317,971. The accumulated deficit since inception was $11,685,202, which was comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures and redeemable convertible preferred stock matured on July 1, 2019. The total principal due on the debentures as of June 30, 2019 is $165,000. As of June 30, 2019, $2,781,240 of our convertible bridge notes and accrued interest will mature beginning in March 2020 through June 2020. As of June 30, 2019, the Company had a working capital deficit of $3,732,053. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to facilitate the acquisition of and investment in cash-flowing businesses, grow revenue and earnings of those companies which may result in added management fees for the Company, and continue to raise funds for the Company through debt or equity offerings.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has concluded that EPH is an equity method investment. The primary investor, and not the Company, has ultimate control over major decisions affecting EPH and the greatest economic risk.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In 2018, the Company raised an additional $980,000 in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”). In 2019, the Company raised an additional $30,000 under the Follow-On Bridge Offering.

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

On January 18, 2019, EPH completed its second acquisition of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics “by Gosh” (“OBG”). Concurrently with the OBG acquisition, the Company: (i) acquired an additional 53,970 Class B Membership Units in EPH for $21,588 through a subscription payable which is included in accounts payable and accrued expenses on the consolidated balance sheets; and (ii) received an additional annual management fee of $500,000 plus expenses in connection with the transaction.

In May 2019, the Company signed a services agreement with Community Eco Power, LLC (“CECO”) to assist that company complete an acquisition of two waste-to-power facilities in New England, and to assist management transition operations over the following six months. The acquisition closed on May 15, 2019. Two of the Company’s officers and directors each own minority equity stakes in CECO. The fee for the Company’s services was $250,000, of which a portion was recognized as revenue upon closing and the balance is recorded as deferred contract liabilities on the Company’s balance sheet.

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

Management is aware of the Company’s liquidity and going concern issues and is taking steps to improve its negative cashflow. Management anticipates facilitating additional acquisitions through EPH in 2019, and upon the completion of such transactions, expects that its management fee to oversee the operations of EPH and its subsidiaries may be increased. Further, management is pursuing other revenue producing contracts and opportunities for the Company including licensing or developing soil science and product brands that can generate revenue through sublicenses and soil sales either from EPH or other companies, and also utilizing its experience in completing acquisitions to help facilitate non-competitive transactions for third parties for a fee. In the second quarter of 2019, the Company successfully licensed soil technology called ABS from Agrarian Technologies, Inc., for which the Company is currently pursuing sales and distributorship agreements. The Company also signed a second services agreement with CECO in the second quarter of 2019, providing and additional $250,000 in revenue. Management may also seek to raise additional capital through equity and debt offerings.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiary, unless the context otherwise requires.

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company held no cash equivalents as of June 30, 2019 and December 31, 2018. The Company maintains cash balances at two financial institutions and has experienced no losses with respect to amounts on deposit.

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

During the six months ended June 30, 2019, revenue consists of management services performed by the Company for our equity method investment, EPH, as well as revenue from the services agreement with CECO. In its review of contracts with customers, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies a specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

The management services to be provided to our equity method investment are performance obligations satisfied evenly over a period of time. Therefore, revenue from this management service agreement are recognized on a straight-line basis over the one-year service period.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At June 30, 2019, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 43,979,226 shares that may be converted from Bridge Notes (based upon an assumed conversion price at June 30, 2019 of $0.082 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At June 30, 2018, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 5,187,345 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from Bridge Notes, as the valuation and corresponding share price were not determinable at such time), and 4,000,000 shares from the conversion of redeemable convertible preferred stock.

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

Approximately 80% of the Company’s revenue for the six months ended June 30, 2019 was from fees earned from its 19.2% equity method investment, EPH, under a management agreement. This is currently the Company’s primary source of on-going revenue, and that agreement is terminable at will by EPH. See Note 4. The Company also earned fees under its services agreement with CECO in the period ended June 30, 2019. During the period ended June 30, 2019, all revenue of the Company was earned from related parties.

NOTE 4 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors. The $21,588 remains due at June 30, 2019 and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The carrying value of the investment remains at zero at June 30, 2019. The loss in equity investment has been presented on the consolidated statement of operations for the six months ended June 30, 2019. There were no distributions received from the equity method investment through the second quarter of 2019.

In May 2019, EPH issued an additional 36,932 Class A Units in consideration for $325,000 additional investments. The Company did not purchase additional Class B Units at this time, and as a result, its equity stake in EPH was diluted to 19.2%.

For the six months ended June 30, 2019, EPH generated revenue of $5,386,258 and recorded a net loss of $625,455. The net loss was due in material part from fees paid to the Company under its Management Agreement, as well as expenses incurred in connection with the OBG closing on January 18, 2019, and related funding activities.

See Note 5 for transactions with our equity method investment during the six-month period ended June 30, 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently maintains an executive office in Florida, which is leased by GreenBlock Capital LLC, an investment firm in which the Company’s President serves as a Managing Director but holds no equity or voting rights. The Company has no formal agreement for this space and pays no rent.

In May 2018, we received $12,500 from our Chief Executive Officer and a Director in the Follow-On Bridge Offering (see Note 6).

During the six months ended June 30, 2019, the Company received an additional $549,000 from our equity method investment (see Note 4) for prepaid management fees. As of June 30, 2019, $328,571 of these accumulated fees remain as contract liabilities and we recognized $338,096 as revenues during the six months ended June 30, 2019 based on the service period. As of December 31, 2018, $117,667 of these fees remained as contract liabilities.

During the six months ended June 30, 2019, the Company received $187,500 from EPH as a demand note payable with interest payable at 6% annually. This has been presented as note payable – related party on the condensed consolidated balance sheets.

During the six months ended June 30, 2019, the Company incurred $11,168 in legal fees with a related party and, during the six months ended June 30, 2018, the Company incurred approximately $39,393 from a law firm in which our audit committee chair is an employee. As of June 30, 2019 and December 31, 2018, our accounts payable and accrued expenses include approximately $5,000 and $30,000, respectively, for legal fees incurred in the prior year with this law firm.

During the six months ended June 30, 2019, the Company earned $88,596 in service fees under its agreement with CECO and recorded $161,404 as deferred contract liabilities to be earned through December 31, 2019. Two of the Company’s officers and directors each own minority equity stakes in CECO.

NOTE 6 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the warrants that were issued with the Debentures (the “Warrants”), which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest but contain an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and Warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of June 30, 2019, and December 31, 2018, the aggregate outstanding principal amount of the two Debentures was $165,000. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share. In March 2019, the Company and the holders again extended the maturity date of the debentures to July 1, 2019 for no additional consideration. The Debentures are currently in default and the Company is in negotiations with the holders to reach a new modification agreement or other resolution. If a resolution cannot be reached, the holder can accelerate all payments due, foreclose on the assets of the Company, or pursue other legal remedies available to it.

On March 31, 2017, the Company closed the initial $1,050,000 tranche in a convertible promissory note (the “Bridge Notes”) offering (collectively, the “Bridge Offering”). In addition, as part of that initial closing, three of the Company’s directors converted $156,368 and one shareholder converted $11,784 of prior notes and cash advances, including interest thereon, into the Bridge Offering. As of the end of 2017, an additional $600,000 was raised under the Bridge Offering and $23,756 of additional prior notes were converted into this round. In 2018, the Company raised an additional $980,000 in Follow-On Bridge Offering notes on substantially same terms as the Bridge Offering (but with a two-year maturity) with three accredited investors, one being our Chief Executive Officer and another a Director who each entered into a $12,500 Bridge Note, and one institutional investor. In 2019, one of these investors provided an additional $30,000 in Bridge Notes. In June 2018, one of the original Bridge Notes for $50,000 plus $7,664 accrued interest was converted by its holder into 613,451 shares of common stock.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of June 30, 2019 was $3,510,000 (see Note 8) and the principal amount due was $2,801,908. The change in fair value resulted in a loss for the six months ended June 30, 2019 of $245,726. The fair value recorded as of December 31, 2018 was $2,960,000 (see Note 8) and the principal amount due was $2,771,908.

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

NOTE 7 – FAIR VALUE MEASUREMENT

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

As disclosed in Note 6, the Bridge Notes are reported at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period.

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2019 and December 31, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	June 30, 2019	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,510,000	$-	$-	$3,510,000
Total	$3,510,000	$-	$-	$3,510,000

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,960,000	$-	$-	$2,960,000
Total	$2,960,000	$-	$-	$2,960,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Six Months Ended June 30, 2019
Fair value, December 31, 2018	$2,960,000
Issuances of debt	30,000
Accrued interest	271,774
Conversions of debt and accrued interest to shares of common stock	-
Amortization of debt issuance costs	2,500
Net unrealized loss on convertible bridge notes	245,726
Fair value, June 30, 2019	$3,510,000
Less: current portion of bridge notes	2,781,240
Fair value, June 30, 2019, less current portion	$728,760

Six Months Ended June 30, 2018
Fair value, December 31, 2017	$3,270,000
Issuances of debt	290,000
Accrued interest	140,488
Conversions of debt and accrued interest to shares of common stock	(57,664)
Amortization of debt issuance costs	2,500
Net unrealized gain on convertible bridge notes	(345,324)
Fair value, June 30, 2018	$3,300,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at June 30, 2019: dividend yield of -0-%, volatility of 170%, risk free rate of 2.01% and an expected term of 9 months. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%.

NOTE 8 – STOCKHOLDER DEFICIT

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $0.10 per share of the Company’s common stock (the “Conversion Price”), as per the terms of a March 2018 Modification and Extension Agreement (the “2018 Modification”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $600,000 plus accrued dividends. In December 2017 and January 2018, the Company was obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). The Company extended the redemption date to July 1, 2019 pursuant to a new modification agreement signed in March 2019. The Preferred Stock is currently in default, and the Company is negotiating a modification with the holders. If a resolution cannot be reached, the holder can accelerate the redemption due, foreclose on the assets of the Company, or pursue other legal remedies available to it. Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five years following closing, currently exercisable at a price of $0.50 per share.

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

Warrants

The following is a summary of all outstanding common stock warrants as of June 30, 2019:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	2,033,500	$0.50	0.25
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	1.55
Warrants issued in connection with a services contract	1,000,000	$0.20	0.98
Warrants issued in connection with a services contract	1,000,000	$0.35	0.98

The following is a summary of all outstanding common stock warrants as of June 30, 2018:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	0.50
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	1.85
Warrants issued in connection with a services contract	1,000,000	$0.20	1.23
Warrants issued in connection with a services contract	1,000,000	$0.35	1.23
Warrants issued in connection with a services contract	150,000	$0.04	4.75

During the year ended December 31, 2018, we committed to issuing warrants to purchase 150,000 shares of common stock at $.04 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of June 30, 2019 or December 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Since May 2016, management began to pursue opportunities in the business of manufacturing compost and soils from yard waste, food waste, biosolids and other waste streams. In early 2017, we raised funding through our Bridge Offering to implement this change in business model, and sold our waste-to-power technology to a licensee. In late 2018, we commenced the process of acquiring companies in this environmental sector and managing their operations.

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

On January 18, 2019, EPH completed the acquisition (the “OBG Acquisition”) of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics “by Gosh” (“OBG”). OBG is an organics recycling and compost and soil manufacturing company based in Austin, Texas. In connection with the OBG Acquisition, EPH raised an additional $1.9 million in Class A equity units and secured a $6 million mezzanine credit facility, from which EPH drew down $3 million at closing. Also, the Company acquired an additional 53,970 Class B equity units as a subscription payable for $21,588 to maintain our 19.9% equity interest in EPH and received an additional $500,000 annual management fee plus reimbursed expenses. In May 2019, EPH issued an additional 36,932 Class A Units in consideration for $325,000 additional investments. The Company did not purchase additional Class B Units at this time, and as a result, its equity stake in EPH was diluted to 19.2%.

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

Bridge Offering and Follow-On Bridge

The Company issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”) and $30,000 in 2019. Proceeds from the Bridge Notes were used to complete due diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. The Bridge Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018, which have a 24-month term) with 15% annual interest which is capitalized each year into the principal of the Notes and paid in kind. The Bridge Notes start maturing in March 2020.

A. Plan of Operation

Over the last eight months, our plans for acquiring and overseeing the acquisition of commercial composting and sustainable soils manufacturing companies advanced materially in the opinion of management. These advancements include and culminated in the closing of the GBWA Purchase Agreement through EPH in November 2018, the closing of the OBG Acquisition in January 2019, and the completion of $5.7 million in equity funding through EPH and $6 million in a mezzanine debt facility. We have also added to our team, hiring two highly experienced compost facility managers and other financial and accounting staff.

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

Pursuant to this “asset-light” strategy, in May 2019, we signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle. The license agreement covers all ABS formulations, applications and improvements, including a proprietary process to utilize ABS to boost the nutrient and commercial value of compost, engineered soils and wood mulch. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. The agreement is 10-years with renewal terms, and provides Agrarian royalties based on the sale of the ABS formula including minimum annual guarantees. ABS, a product of over 50 years of university and private research, meets USDA standards for an organic system plan. Management believes that the license with Agrarian will not only support compost production and sales at the Company’s affiliated EPH but will also provide the Company with an independent business line. Management has already commenced marketing and sales of ABS both as a stand-alone product and as a soil and mulch enhancement, although revenue is still in its start-up phase.

Also in May 2019, the Company signed a services agreement with Community Eco Power, LLC (“CECO”) to assist that company complete an acquisition of two waste-to-power facilities in New England, and to assist management transition operations over the following six months. The acquisition closed on May 15, 2019. The fee for the Company’s services was $250,000, of which a portion was recognized as revenue upon closing and the balance is recorded as deferred contract liabilities on the Company’s balance sheet.

While we intend to focus on the business of compost and engineered soils, moving forward we may also review and pursue other synergistic opportunities in the waste-to-value, recycling, residual management, or cannabis support products sectors if approved by our Board of Directors.

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

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Between July 2014 and mid-2016, through Q2P we primarily devoted our efforts to commercializing the Q2P engine and CHP system, developing our waste-to-power business model, and recruiting executive management and key employees. Starting in the second half of 2016, we began to phase out our R&D operations, and in August 2017, sold our engine technology to our licensee. We are now focused on promoting our compost manufacturing business model, including providing soil management services and facilitating the acquisition of or investing in other compost manufacturing companies. As a new entity, we have limited current business operations and nominal assets. We currently operate at a loss with minimal revenue.

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

Results of Operations for the three months ended June 30, 2019 and 2018

We recorded $252,882 in revenue during the three months ended June 30, 2019 compared to none for the same period in 2018.

For the three months ended June 30, 2019, we recorded a net loss of $812,697, an increase of $320,211 (65%) from our net loss of $492,486 for the same period in 2018. Basic and diluted net loss per share was $0.02 for the three-month period ended June 30, 2019, as compared to a basic and diluted net loss per share of $0.01 in the same period of 2018. The primary underlying reasons for the increase in net loss include the increase in fair value of the convertible bridge notes of $495,914 for the three months ended June 30, 2019 compared to a $104,051 for the same period in 2018, and an increase of $120,061 in operating expenses for the three month period ended June 30, 2019 compared to the same period in 2018.

The majority of the $120,061 increase in operating expenses was due to an increase in payroll and related expenses of $229,733, or 286%, to $310,164 for the three-month period ended June 30, 2019 from $80,431 for the same period in 2018, due to the hiring of additional personnel during the second half of 2018. The increase in payroll expense was partially offset by a decrease in professional fees of $117,162 or 59% to $80,611 for the three-month period ended June 30, 2019 from $197,773 due to a decrease in legal fees and consulting fees.

Results of Operations for the six months ended June 30, 2019 and 2018

We recorded $426,692 in revenue during the six months ended June 30, 2019 compared to none for the same period in 2018.

For the six months ended June 30, 2019, we recorded a net loss of $1,317,971, an increase of $947,017 (255%) from our net loss of $370,954 for the same period in 2018. Basic and diluted net loss per share was $0.03 for the six-month period ended June 30, 2019, as compared to a basic and diluted net loss per share of $0.01 in the same period of 2018. The primary underlying reasons for the increase in net loss include the increase in fair value of the convertible bridge notes of $245,726 for the six months ended June 30, 2019 compared to a gain of $345,324 for the same period in 2018, and an increase of $629,777 in operating expenses for the six month period ended June 30, 2019 compared to the same period in 2018.

The majority of the $629,777 increase in operating expenses was due to an increase in payroll and related expenses of $714,374, or 444%, to $875,237 for the six-month period ended June 30, 2019 from $160,863 for the same period in 2018, due to the hiring of additional personnel during the second half of 2018 and accrued bonuses in the first quarter of 2019. The increase in payroll expense was partially offset by a decrease in professional fees of $114,969 or 34% to $222,597 for the six-month period ended June 30, 2019 from $337,566 due to a decrease in legal fees and consulting fees.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30, 2019, cash increased by $21,406 over December 31, 2018. This increase was primarily the result of the management fees and proceeds from a note payable with EPH.

Net cash used in operating activities was $196,094 for the six months ended June 30, 2019, which reflected our net loss during the period of $1,317,971, offset by a net increase in operating assets and liabilities of $464,309 and net non-cash adjustments of $657,568. The majority of non-cash adjustments consists of a $245,726 loss on change in fair value of convertible bridge notes, $115,714 of shares issued for outside services in 2018, $271,774 in paid-in-kind interest related to the Bridge Notes and $21,588 loss on equity investment.

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

Net cash provided by financing activities during the six months ended June 30, 2019 consisted of $187,500 from a related party loan from EPH, our equity method investment and $30,000 in additional bridge loan funding.

At June 30, 2019, our cash totaled $181,441. Our cash is currently held at large U.S. banks.

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

In May 2018 through June 2019, we raised an additional $970,000 in the Follow-On Bridge Offering primarily from the Institutional Bridge Investor. Two Directors and one Board observer also participated in this round. The terms of this Follow-On Bridge Offering are identical to the 2017 Bridge Offering except the notes have a two-year term (instead of three).

Company’s Prior Financings.

Subsequent to the Merger into the public company, we raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders, and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock was redeemable on July 1, 2019 per a 2019 modification agreement, and has no voting rights until converted to common stock. The Preferred Stock is currently in default, and the Company is negotiating a new modification and extension agreement with the holder. The Preferred Stock holders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of June 30, 2019.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception on an annual basis. As of June 30, 2019, we had an accumulated deficit of $11,710,202 and negative working capital of $3,732,053.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2019.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of June 30, 2019, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any shares of common stock in the second quarter of 2019. There were no other sales of unregistered equity securities by us in the second fiscal quarter of 2019 and up to the date of filing that have not been previously reported.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its Original Issue Discount Senior Secured Convertible Debentures in the total principal amount of $165,000. The Company is currently in negotiations with the holders to modify and extend the maturity date on those notes.

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

Q2EARTH INC.

Date: 8/1/19	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date: 8/1/19	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Accounting Officer

