Form 10-Q
period 2019-09-30
Q2Earth Inc.
filed 2019-11-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: September 30, 2019

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes[  ] No [X]

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

November 13, 2019: Common – 51,997,460

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,404	$160,035
Prepaid expenses and other assets	11,914	-
TOTAL CURRENT ASSETS	15,318	160,035

PROPERTY AND EQUIPMENT, NET	-	354

TOTAL ASSETS	$15,318	$160,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$145,222	$166,125
Accrued bonus expense	150,000	-
Note payable - related party	425,000	-
Debentures	165,000	165,000
Convertible bridge notes, current portion	2,829,488	-
Contract liabilities – related parties	244,111	117,667
Contract liabilities	-	10,064
TOTAL CURRENT LIABILITIES	3,958,821	458,856

Convertible bridge notes, at fair value, less current portion	77,512	2,960,000

TOTAL LIABILITIES	4,036,333	3,418,856

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $739,530)	739,530	712,604

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,997,460 shares issued and outstanding at September 30, 2019 and December 31, 2018	5,199	5,199
Additional paid-in capital	6,483,536	6,394,748
Subscription receivable	(3,787)	(3,787)
Accumulated deficit	(11,245,493)	(10,367,231)
TOTAL STOCKHOLDERS’ DEFICIT	(4,760,545)	(3,971,071)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,318	$160,389

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES - Related parties	$245,864	$-	672,556	-

EXPENSES
Payroll and employee related expenses	311,499	182,558	1,186,736	343,421
Professional fees	63,228	450,238	285,825	787,804
General and administrative	30,279	39,918	133,644	112,911
Total Expenses	405,006	672,714	1,606,205	1,244,136

LOSS FROM OPERATIONS	(159,142)	(672,714)	(933,649)	(1,244,136)

OTHER INCOME (EXPENSE)
Interest expense	(136,954)	(95,110)	(413,104)	(239,966)
Change in fair value of convertible bridge notes	735,805	(254,893)	490,079	90,431
Loss on equity method investment	-	-	(21,588)	-
Total Other Income (Expense), net	598,851	(350,003)	55,387	(149,535)

INCOME (LOSS) BEFORE INCOME TAXES	439,709	(1,022,717)	(878,262)	(1,393,671)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	439,709	(1,022,717)	(878,262)	(1,393,671)

PREFERRED STOCK
Series A convertible contractual dividends	(9,074)	(9,073)	(26,926)	(31,694)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$430,635	$(1,031,790)	$(905,188)	$(1,425,365)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$0.01	$(0.02)	(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	51,997,460	50,497,460	51,997,460	49,148,470

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2018	-	$-	51,997,460	$5,199	$6,394,748	$(3,787)	$(10,367,231)	$(3,971,071)

Stock based compensation for services	-	-	-	-	115,714	-	-	115,714

Series A, preferred stock contractual dividends	-	-	-	-	(8,876)	-	-	(8,876)

Net loss period ended March 31, 2019	-	-	-	-	-	-	(505,274)	(505,274)

Balance, March 31, 2019	-	$-	51,997,460	$5,199	$6,501,586	$(3,787)	$(10,872,505)	$(4,369,507)

Series A, preferred stock contractual dividends	-	-	-	-	(8,976)	-	-	(8,976)

Net loss period ended June 30, 2019	-	-	-	-	-	-	(812,697)	(812,697)

Balance, June 30, 2019	-	$-	51,997,460	$5,199	$6,492,610	$(3,787)	$(11,685,202)	$(5,191,180)

Series A, preferred stock contractual dividends	-	-	-	-	(9,074)	-	-	(9,074)

Net Income period ended September 30, 2019	-	-	-	-	-	-	439,709	439,709

Balance, September 30, 2019	-	$-	51,997,460	$5,199	$6,483,536	$(3,787)	$(11,245,493)	$(4,760,545)

Balance, December 31, 2017	-	$-	48,384,009	$4,838	$6,046,749	$(3,787)	$(9,969,974)	$(3,922,174)

Amortization of stock option grants and restricted units	-	-	-	-	34,579	-	-	34,579

Series A, preferred stock contractual dividends	-	-	-	-	(13,644)	-	-	(13,644)

Net income period ended March 31, 2018	-	-	-	-	-	-	121,532	121,532

Balance, March 31, 2018	-	$-	48,384,009	$4,838	$6,067,684	$(3,787)	$(9,848,442)	$(3,779,707)

Amortization of stock option grants and restricted units	-	-	-	-	62,270	-	-	62,270

Series A, preferred stock contractual dividends	-	-	-	-	(8,976)	-	-	(8,976)

Conversion of bridge subscription to equity	-	-	613,451	61	57,603	-	-	57,664

Net loss period ended June 30, 2018	-	-	-	-	-	-	(492,486)	(492,486)

Balance, June 30, 2018	-	$-	48,997,460	$4,899	$6,178,581	$(3,787)	$(10,340,928)	$(4,161,235)

Series A, preferred stock contractual dividends	-	-	-	-	(9,073)	-	-	(9,073)

Stock issued for services	-	-	3,000,000	300	337,786	-	-	338,086

Net loss period ended September 30, 2018	-	-	-	-	-	-	(1,022,717)	(1,022,717)

Balance, September 30, 2018	-	$-	51,997,460	$5,199	$6,507,294	$(3,787)	$(11,363,645)	$(4,854,939)

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(878,262)	$(1,393,671)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	354	199
Loss on equity investment	21,588	-
Stock based compensation expense	115,714	164,937
Change in fair value of convertible bridge notes	(490,079)	(90,431)
Amortization of preferred stock discount	-	1,062
Amortization of debt issuance costs	3,750	3,750
Restricted shares issued for outside services	-	270,000
Paid-in-kind interest - convertible bridge notes	403,329	234,345
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(11,914)	5,250
Increase (decrease) in accounts payable and accrued expenses	(42,491)	45,491
Increase in accrued bonuses	150,000	-
Increase in contract liabilities – related parties	126,444	-
Decrease in contract liabilities	(10,064)	-
Net cash used in operating activities	(611,631)	(759,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit toward GBWA purchase	-	(50,000)
Net cash used in investing activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties, net of issuance costs	425,000	-
Proceeds from convertible bridge notes, net of issuance costs	30,000	940,000
Net cash used in financing activities	455,000	940,000

NET INCREASE (DECREASE) IN CASH	(156,631)	130,932

CASH - Beginning of period	160,035	298,673

CASH - End of period	$3,404	$429,605

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of income taxes	$-	$-
Payment of interest in cash	$-	$1,247

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible bridge notes and accrued interest to 613,451 shares of common stock	$-	$57,664
Accrual of contractual dividends on Series A convertible preferred stock	$26,926	$31,695
Investment purchased with a subscription payable	$21,588	$-

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company” or “we”, “our”, “us”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of managing compost and soil manufacturing facilities, and is pursuing a plan of strategic acquisitions and investments in this sector through an unconsolidated investee called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). Through EPH, the Company completed one acquisition in November 2018 and a second in January 2019. As of September 30, 2019, the Company owns approximately a 19% equity interest in EPH, although such ownership percentage is expected to decrease as EPH raised additional capital, and manages all of its operations pursuant to an eight-year management contract which is subject to termination at-will by EPH. In May 2019, the Company signed a second services agreement with Community Eco Power, LLC (“CECO”), a waste-to-power company, to assist CECO to complete an acquisition and transition management operations over the following six months. Two officers and directors of the Company own a minority stake in CECO. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiary as of September 30, 2019. All intercompany transactions and balances have been eliminated. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the form 10-K filed with the SEC on April 1, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Going Concern

For the nine months ended September 30, 2019 the Company had cash used in operating activities of $611,631 and incurred a loss of $878,262. The accumulated deficit since inception was $11,245,493, which was comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures and redeemable convertible preferred stock matured on July 1, 2019 and are currently in default. Management is in discussions with the holders to either extend the maturity dates or find an alternate settlement solution. The total principal due on the debentures as of September 30, 2019 is $165,000. As of September 30, 2019, $2,829,488 of our convertible bridge notes, plus accrued and capitalized interest will mature beginning in March 2020 through September 2020. As of September 30, 2019, the Company had a working capital deficit of $3,943,503. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to facilitate the acquisition of and investment in cash-flowing businesses, grow revenue and earnings of those companies which may result in added management fees for the Company, and continue to raise funds for the Company through debt or equity offerings. Alternatively, the Company would need to find another line of business if such current activities cannot support ongoing operations, which may become likely.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has concluded that EPH is an equity method investment. The primary investor, and not the Company, has ultimate control over major decisions affecting EPH and the greatest economic risk.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In 2018, the Company raised an additional $980,000 in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”). In 2019, the Company raised an additional $30,000 under the Follow-On Bridge Offering. As of September 30, 2019, a total principal amount of $2,801,908 and approximately $919,000 of accrued interest remains due on the Bridge Offering notes.

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

In May 2019, the Company signed a services agreement with Community Eco Power, LLC (“CECO”) to assist that company complete an acquisition of two waste-to-power facilities in New England, and to assist management transition operations over the following six months. The acquisition closed on May 15, 2019. Two of the Company’s officers and directors each own minority equity stakes in CECO. The fee for the Company’s services was $250,000, of which a portion was recognized as revenue upon closing and the balance is recorded as contract liabilities on the Company’s condensed consolidated balance sheet.

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

Management is aware of the Company’s liquidity and going concern issues and is taking steps to improve its negative cashflow. Management may be able to facilitate additional acquisitions through EPH in 2019, and upon the completion of such transactions, may receive additional management fees to oversee the operations of EPH and its subsidiaries. However, this agreement can be terminated at-will by EPH. Further, management is pursuing other revenue producing contracts and opportunities for the Company including licensing or developing soil science and product brands that can generate revenue through sublicenses and soil sales either from EPH or other companies, looking at synergistic business lines in agricultural technology and new crops such as hemp, and also utilizing its experience in completing acquisitions to help facilitate non-competitive transactions for third parties for a fee. In the second quarter of 2019, the Company successfully licensed soil technology called ABS from Agrarian Technologies, Inc., for which the Company is currently pursuing sales and distributorship agreements, but has not yet been able to generate any material revenue from these activities. The Company pays a minimum royalty under this license agreement to the licensor of $7,500 per quarter commencing in the current period, which has been accrued but not paid; and then pays royalties on the sales of the ABS product based on volume sold to the extent such volume royalties exceed the minimum royalties. The Company also signed a services agreement with CECO in the second quarter of 2019, providing an additional $250,000 in revenue as discussed above. Management may also seek to raise additional capital through equity and debt offerings.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiary, unless the context otherwise requires.

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company held no cash equivalents as of September 30, 2019 and December 31, 2018. The Company maintains cash balances at one financial institution in multiple accounts and has experienced no losses with respect to amounts on deposit.

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

During the nine months ended September 30, 2019, revenue consists of management services performed by the Company for our equity method investment, EPH, as well as revenue from the services agreement with CECO. In its review of contracts with customers, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies a specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

The management services to be provided to our equity method investment and CECO are performance obligations satisfied evenly over a period of time. Therefore, revenue from these management service agreements are recognized on a straight-line basis over the applicable service period, which is one year for our equity method investment and six months for CECO.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At September 30, 2019, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 45,590,781 shares that may be converted from Bridge Notes (based upon an assumed conversion price at September 30, 2019 of $0.082 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At September 30, 2018, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 6,915,480 shares from common stock options, 5,187,345 shares from common stock warrants, 1,100,000 shares from the conversion of debentures (not inclusive of shares that may be converted from Bridge Notes, as the valuation and corresponding share price were not determinable at such time), and 4,000,000 shares from the conversion of redeemable convertible preferred stock.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

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

Approximately 75% of the Company’s revenue for the nine months ended September 30, 2019 was from fees earned from its equity method investment, EPH, under a management agreement. This is currently the Company’s primary source of on-going revenue, and that agreement is terminable at will by EPH. See Note 4. The remaining 25% of revenues was earned under the Company’s services agreement with CECO in the period ended September 30, 2019. During the period ended September 30, 2019, all revenue of the Company was earned from related parties.

NOTE 4 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors. The Class B units only receive value after all Class A unit holders receive a full return on their investment plus an 8% annual PIK dividend. The $21,588 remains due at September 30, 2019 and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The carrying value of the investment remains at zero at September 30, 2019. The loss in equity investment has been presented on the consolidated statement of operations for the nine months ended September 30, 2019. There were no distributions received from the equity method investment through the second quarter of 2019.

In May 2019, EPH issued an additional 36,932 Class A Units in consideration for $325,000 additional investments. The Company did not purchase additional Class B Units at this time, and as a result, its equity stake in EPH was diluted to 19.2%. Management expect this equity percentage to be significantly diluted in the following reporting periods as EPH raises additional capital to further its acquisition strategy. While the Company can invest alongside these new investments, management does not anticipate the Company will have the funds to do so.

For the nine months ended September 30, 2019, EPH generated revenue of $7,949,215 and recorded a net loss of $1,028,377. The net loss was due in material part from fees paid to the Company under its Management Agreement, as well as expenses incurred in connection with the OBG closing on January 18, 2019, and related funding activities.

See Note 5 for transactions with our equity method investment during the nine-month period ended September 30, 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently maintains an executive office in Florida, which is leased by an investment firm in which the Company’s President previously served as a Managing Director but never held any equity or voting rights. The Company has no formal agreement for this space and pays no rent.

In May 2018, the Company received $12,500 from its Chief Executive Officer and a Director in the Follow-On Bridge Offering (see Note 6).

During the nine months ended September 30, 2019, the Company received an additional $549,000 from its equity method investee (see Note 4) for prepaid management fees. As of September 30, 2019, $164,286 of these accumulated fees remain as contract liabilities and the Company recognized $502,381 as revenues during the nine months ended September 30, 2019 based on the service period. As of December 31, 2018, $117,667 of these fees remained as contract liabilities.

During the nine months ended September 30, 2019, the Company received $425,000 from EPH as multiple demand notes payable with interest payable at 6% annually. This has been presented as note payable – related party on the condensed consolidated balance sheets.

During the nine months ended September 30, 2019, the Company incurred $6,543 in legal fees with a related party and during the nine months ended September 30, 2018, the Company incurred approximately $39,393 from a law firm in which our audit committee chair is an employee. As of September 30, 2019 and December 31, 2018, our accounts payable and accrued expenses include $0 and $30,000, respectively, for legal fees incurred in the prior year with this law firm.

During the nine months ended September 30, 2019, the Company earned $170,175 in service fees under its agreement with CECO and recorded $79,825 as contract liabilities to be earned through December 31, 2019. Two of the Company’s officers and directors each own minority equity stakes in CECO.

NOTE 6 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. The exercise price of the warrants that were issued with the Debentures (the “Warrants”), which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under this March 2017 modification agreement. The Debentures do not bear interest but contain an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary, Q2Power Corp., and its assets. The Debentures and Warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of September 30, 2019, and December 31, 2018, the aggregate outstanding principal amount of the two Debentures was $165,000. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share. In March 2019, the Company and the holders again extended the maturity date of the debentures to July 1, 2019 for no additional consideration. The Debentures are currently in default and the Company is in negotiations with the holders to reach a new modification agreement or other resolution. If a resolution cannot be reached, the holder can accelerate all payments due, demand default interest, foreclose on the assets of the Company, or pursue other legal remedies available to it.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of September 30, 2019 was $2,907,000 (see Note 7) and the principal amount due was $2,801,908. The change in fair value resulted in a gain for the nine months ended September 30, 2019 of $490,079. The fair value recorded as of December 31, 2018 was $2,960,000 (see Note 7) and the principal amount due was $2,771,908.

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

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at September 30, 2019 and December 31, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	Sept. 30, 2019	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,907,000	$-	$-	$2,907,000
Total	$2,907,000	$-	$-	$2,907,000

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,960,000	$-	$-	$2,960,000
Total	$2,960,000	$-	$-	$2,960,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Nine Months Ended Sept. 30, 2019
Fair value, December 31, 2018	$2,960,000
Issuances of debt	30,000
Accrued interest	403,329
Conversions of debt and accrued interest to shares of common stock	-
Amortization of debt issuance costs	3,750
Net unrealized gain on convertible bridge notes	(490,079)
Fair value, September 30, 2019	$2,907,000
Less: current portion of bridge notes	2,829,488
Fair value, September 30, 2019, less current portion	$77,512

Nine Months Ended Sept. 30, 2018
Fair value, December 31, 2017	$3,270,000
Issuances of debt	290,000
Accrued interest	140,488
Conversions of debt and accrued interest to shares of common stock	(57,664)
Amortization of debt issuance costs	2,500
Net unrealized gain on convertible bridge notes	(345,324)
Fair value, September 30, 2018	$3,300,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at September 30, 2019: dividend yield of -0-%, volatility of 156%, risk free rate of 1.83% and an expected term of 9 months. The valuation model also considers management’s estimate of the probability of early redemption of a portion of the Bridge Notes. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%.

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

Warrants

The following is a summary of all outstanding common stock warrants as of September 30, 2019:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	2,033,500	$0.50	0.25
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	1.30
Warrants issued in connection with a services contract	1,000,000	$0.20	0.73
Warrants issued in connection with a services contract	1,000,000	$0.35	0.73

The following is a summary of all outstanding common stock warrants as of September 30, 2018:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Debentures	415,000	$0.50	0.50
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	1.85
Warrants issued in connection with a services contract	1,000,000	$0.20	1.23
Warrants issued in connection with a services contract	1,000,000	$0.35	1.23
Warrants issued in connection with a services contract	150,000	$0.04	4.75

During the year ended December 31, 2018, we committed to issuing warrants to purchase 150,000 shares of common stock at $.04 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of September 30, 2019 or December 31, 2018.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 5, 2019, the Company filed a preliminary Form 14A Proxy Statement with the SEC to hold a special meeting of the stockholders to vote on the following matters:

1)	Increase the number of authorized common shares from 100,000,000 to 300,000,000;
2)	Authorize the Board of Directors to affect a stock split in the ratio of 1:2 to 1:25 in their discretion;
3)	Adopt the Company’s Amended Omnibus Equity Plan; and
4)	To authorize an adjournment of the meeting if necessary.

The special meeting of the stockholders is expected to be held in December 2019.

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

Since May 2016, management began to pursue opportunities in the business of manufacturing compost and soils from yard waste, food waste, biosolids and other waste streams. In early 2017, we raised funding through our Bridge Offering to implement this change in business model, and sold our waste-to-power technology to a licensee. In late 2018, we commenced the process of acquiring companies in this environmental sector and managing their operations through an affiliated company discussed below.

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

On November 9, 2018, we transferred the GBWA Purchase Agreement to Earth Property Holdings LLC, a Delaware limited liability company (“EPH”), plus $50,000 in non-reimbursed expenses, in return for a 19.9% Class B equity stake and an eight-year Management Agreement to run EPH for an initial annual management fee of $200,000 (this annual fee was increased to $700,000 in January 2019). One institutional entity, in which our CEO is an investor and member, provided $4,400,000 in funding upon transfer of the GBWA Purchase Agreement in return for 500,000 Class A Units equal to 80.1% of the voting equity of EPH. Immediately subsequent to the transfer of the GBWA Purchase Agreement and equity funding, EPH consummated the GBWA acquisition. Our Class B units are subordinated to the Class A equity units in that the Class B units will not receive a dividend or consideration in connection with a liquidation event until the Class A unit holders have received a full repayment of their capital accounts plus all accrued dividends. As such, the Class B units currently have nominal value.

On January 18, 2019, EPH completed the acquisition (the “OBG Acquisition”) of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics “by Gosh” (“OBG”). OBG is an organics recycling and compost and soil manufacturing company based in Austin, Texas. In connection with the OBG Acquisition, EPH raised an additional $1.9 million in Class A equity units and secured a $6 million mezzanine credit facility, from which EPH drew down $3 million at closing. Also, the Company acquired an additional 53,970 Class B equity units as a subscription payable for $21,588 to maintain our 19.9% equity interest in EPH and received an additional $500,000 annual management fee plus reimbursed expenses. In May 2019, EPH issued an additional 36,932 Class A Units in consideration for $325,000 additional investments. The Company did not purchase additional Class B Units at this time, and as a result, its equity stake in EPH was diluted to 19.2%. We believe that the percentage of EPH ownership representing by our Class B units will be significantly diluted in the following periods as EPH seeks additional equity capital to continue its acquisition strategy. While we have the right to invest along side new capital to maintain our equity stake, we do not expect to have the funds to do so.

In addition to our investment in EPH and the closing of the GBWA and OBG transactions, which we expect to manage and oversee moving forward, we are currently in negotiations with several other composting facilities to acquire in 2019 through EPH. We can make no guarantee that these additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of EPH’s members or our shareholders. Furthermore, if such acquisitions are completed, our equity stake in EPH will likely be significantly diluted. Also, we have no assurances that our Management Agreement will be continued in future periods, as EPH has the right to terminate that agreement at will, with the payment of a one-year severance fee.

Bridge Offering and Follow-On Bridge

The Company issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”) and $30,000 in 2019. Proceeds from the Bridge Notes were used to complete due diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. The Bridge Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018, which have a 24-month term) with 15% annual interest which is capitalized each year into the principal of the Notes and paid in kind. The Bridge Notes start maturing in March 2020. Unless we are able to negotiate an extension to the maturity dates for these Bridge Notes, or a conversion to equity in the Company which would be highly dilutive, we may not be able to repay these obligations in 2020 and may be in default. If this were to occur, our ability to operate will be materially adversely affected. As of September 30, 2019, management was working on a solution and believes that a redemption of these Bridge Notes through EPH is possible prior to March 2020, but there is no guaranty that such event will occur, and even if it does, the Company could owe additional debt to EPH or need to issue equity to EPH which would be highly dilutive.

A. Plan of Operation

Over the last 12 months, our plans for acquiring and overseeing the acquisition of commercial composting and sustainable soils manufacturing companies advanced materially in the opinion of management. These advancements include and culminated in the closing of the GBWA Purchase Agreement through EPH in November 2018, the closing of the OBG Acquisition in January 2019, and the completion of $5.7 million in equity funding through EPH and $6 million in a mezzanine debt facility. We have also added to our team, hiring two highly experienced compost facility managers, a product development specialist, and other financial staff on an interim basis.

Management’s plan for the remainder of 2019 and into 2020 is to complete several more acquisitions in the compost space through EPH, which will require raising additional equity and debt from current and future investors. Such new investments through EPH would significantly dilute our equity ownership in that company. We will also be focused on our role managing the operations of EPH and its subsidiary entities, which may lead to additional management fees and other opportunities. This Management Agreement, however, is cancellable at will by EPH and there is no assurance that EPH will continue to operate under that agreement in future periods. We cannot be certain that additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of EPH’s members or our shareholders.

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

Pursuant to this strategy, in May 2019, we signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle. The license agreement covers all ABS formulations, applications and improvements, including a proprietary process to utilize ABS to boost the nutrient and commercial value of compost, engineered soils and wood mulch. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. The agreement is 10-years with renewal terms, and provides Agrarian royalties based on the sale of the ABS formula including minimum annual guarantees. ABS, a product of over 50 years of university and private research, meets USDA standards for an organic system plan. Management believes that the license with Agrarian will not only support compost production and sales at the Company’s affiliated EPH but will also provide the Company with an independent business line. Management has commenced marketing of ABS both as a stand-alone product and as a soil and mulch enhancement, although these operations are still in their start-up phase and no material revenue has been generated through these activities.

Also in May 2019, the Company signed a services agreement with Community Eco Power, LLC (“CECO”) to assist that company complete an acquisition of two waste-to-power facilities in New England, and to assist management transition operations over the following six months. The acquisition closed on May 15, 2019. The fee for the Company’s services was $250,000, of which a portion was recognized as revenue upon closing and the balance is recorded as contract liabilities on the Company’s balance sheet.

While we intend to focus on the business of compost and engineered soils, moving forward we may also review and pursue other synergistic opportunities in the waste-to-value, recycling, residual management, ag-tech, or cannabis/hemp sectors if approved by our Board of Directors. At the current time, fees from the EPH Management Agreement, which can be cancelled at will by EPH, do not cover our full overhead, and we have had to borrow funds from EPH under several 6% interest demand notes.

To continue operations towards these goals, we will need to raise additional capital for the Company. We have a verbal commitment with the primary investor of EPH that they will continue to provide funding to the Company either as Bridge Notes, other Q2 securities, or advances on management fees, to maintain our operations through at least the end of 2019; however, we do not have any formal written agreement and there can be no guarantee that this investor will continue to fund our operations in the future. While we are cautiously optimistic that we will have funding to maintain our current operations and advance our business plan, management cannot guarantee that additional financing can be completed on terms acceptable to the Company, if at all.

Without additional funding, specifically equity funding, we will continue to face significant challenges pursuing our current business strategy and developing it to a state where we are self-sustaining or profitable. We anticipate that our equity ownership in EPH will be diluted in future periods as that company raises additional equity capital with liquidation preferences ahead of ours. We may never experience a return on our investment in EPH. Further, since our Management Agreement with EPH can be cancelled at will by EPH, we have no assurances that this revenue stream will continue in the future. Management recognizes these uncertainties, and is seeking options to allow us to reduce our significant debt load from the Bridge Notes, convertible notes and preferred stock, and debt owed to EPH; and also allow us to develop business lines that generate revenue which can support our ongoing operations and eventually lead to profitability. These business lines may be those we are already engaged in, or may be new opportunities in agricultural technology, cannabis/hemp, or other non-synergistic businesses. If we are unable to raise additional capital or develop profitable business lines, we may need to reduce materially our overhead, including laying-off employees and officers.

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

Starting in the third quarter of 2018, we have increased our operating expenses as new employees have been hired and operations to acquire and invest in compost facilities have increased. We currently have five full time employees, including our CEO, President, and three Vice Presidents in operational and product development roles. Our interim CFO is part-time. Other expenses which have increased recently include legal and accounting, payment of fees for exclusivity and LOIs with acquisition targets, and other general expenses. We have also used equity, including common stock and stock options, to pay some expenses over the last year.

Results of Operations for the three months ended September 30, 2019 and 2018

We recorded $245,864 in revenue, all from related parties, during the three months ended September 30, 2019 compared to none for the same period in 2018.

For the three months ended September 30, 2019, we recorded net income of $439,709, an increase of $1,462,426 from our net loss of $1,022,717 for the same period in 2018. Basic and diluted net income per share was $0.01 for the three-month period ended September 30, 2019, as compared to a basic and diluted net loss per share of $0.02 in the same period of 2018. The primary underlying reasons for the increase in net income include the decrease in fair value of the convertible bridge notes of $735,805 for the three months ended September 30, 2019 compared to a $254,893 gain for the same period in 2018, and a decrease of $267,708 in operating expenses for the three month period ended September 30, 2019 compared to the same period in 2018. The gain on the change in fair value of the convertible bridge notes was due to management’s estimate as of September 30, 2019, that the early redemption of a portion of the notes became more probable.

The majority of the $267,708 decrease in operating expenses was due to a decrease in professional fees of $387,010 to $63,228 for the three-month period ended September 30, 2019 from $450,238 for the same period in 2018, due to decreased legal and consulting fees. The decrease in professional fees was partially offset by an increase in payroll expenses of $128,911, or 71%, to $311,499 for the three-month period ended September 30, 2019 from $182,558 for the same period in 2018.

Results of Operations for the nine months ended September 30, 2019 and 2018

We recorded $672,556 in revenue, all from related parties, during the nine months ended September 30, 2019 compared to none for the same period in 2018.

For the nine months ended September 30, 2019, we recorded a net loss of $878,262, a decrease of $515,409 (37%) from our net loss of $1,393,671 for the same period in 2018. Basic and diluted net loss per share was $0.02 for the nine-month period ended September 30, 2019, as compared to a basic and diluted net loss per share of $0.03 in the same period of 2018. The primary underlying reasons for the decrease in net loss include the decrease in fair value of the convertible bridge notes of $490,079 for the nine months ended September 30, 2019 compared to $90,431 for the same period in 2018. The gain on the change in fair value of the convertible bridge notes was due to management’s estimate as of September 30, 2019, that the early redemption of a portion of the notes became more probable. The decrease in the loss was offset by an increase of $362,069 in operating expenses for the nine month period ended September 30, 2019 compared to the same period in 2018.

The majority of the $362,069 increase in operating expenses was due to an increase in payroll and related expenses of $843,315, or 345%, to $1,186,736 for the nine-month period ended September 30, 2019 from $343,421 for the same period in 2018, due to a full nine months of expense in 2019 and accrued bonuses in the first quarter of 2019. The increase in payroll expense was partially offset by a decrease in professional fees of $501,979 or 57% to $285,825 for the nine-month period ended September 30, 2019 from $787,804 due to a decrease in legal fees and consulting fees.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30, 2019, cash decreased by $156,631 from December 31, 2018. This decrease was primarily the result of operating losses.

Net cash used in operating activities was $611,631 for the nine months ended September 30, 2019, which reflected our net loss during the period of $878,262, offset by a net increase in operating assets and liabilities of $211,975 and net non-cash adjustments of $54,656. The majority of non-cash adjustments consists of a $490,079 gain on change in fair value of convertible bridge notes, $115,714 of stock based compensation expense, $403,329 in paid-in-kind interest related to the Bridge Notes and $21,588 loss on equity investment.

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

Net cash provided by financing activities during the nine months ended September 30, 2019 consisted of $425,000 from a related party loan from EPH, our equity method investment, and $30,000 in additional bridge loan funding.

At September 30, 2019, our cash totaled $3,404. Our cash is currently held at large U.S. banks.

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

Many of the Bridge Notes mature in March 2020. If the Company cannot repay these obligations, or otherwise negotiate an extension to the maturity dates or have the note holders convert into equity, we may be forced to layoff employees, further reduce operations or liquidate the business. Management has recently been discussing a plan for redeeming these Bridge Notes through EPH, but no agreement currently exists and no guaranty can be made that such plan will be consummated on terms acceptable to the Company, if at all. Any such plan would need to be approved by the Bridge Note holders and the members and investors of EPH, in addition to our Board.

Debentures in Default. The Company is currently in default under its Original Issue Discount Senior Secured Convertible Debentures in the principal amount of $165,000, which matured on July 1, 2019 pursuant to a March 2019 Modification and Extension Agreement with the holders. The Company is in negotiations with the holders to reach a new modification agreement or other resolution. If a resolution cannot be reached, the holder can accelerate all payments due, demand default interest, foreclose on the assets of the Company, or pursue other legal remedies available to it.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception on an annual basis. As of September 30, 2019, we had an accumulated deficit of $11,245,493 and negative working capital of $3,943,503.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2019.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of September 30, 2019, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any shares of common stock in the third quarter of 2019. There were no other sales of unregistered equity securities by us in the second fiscal quarter of 2019 and up to the date of filing that have not been previously reported.

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

Q2EARTH INC.

Date: 11/14/19	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date: 11/14/19	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Accounting Officer

