Form 10-K
period 2019-12-31
Q2Earth Inc.
filed 2020-04-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[X]

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

June 28, 2019 - $1,594,549. There are approximately 35,434,418 shares of common voting stock of the Registrant beneficially owned by non-affiliates on June 28, 2019. There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing bid price of $0.045 per share of the Registrant’s common stock on the OTCQB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 13, 2020:	Common – 56,997,460

Documents incorporated by reference: None.

Q2Earth Inc.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

●	We fail to raise capital;

●	We fail to implement our business plan;

●	We fail to compete at producing cost effective products;

●	Market demand for compost and engineered soils;

●	The availability of additional capital at reasonable terms to support our business plan;

●	Economic and general health issues caused by the COVID-19 pandemic;

●	Economic, competitive, demographic, business and other conditions in our markets;

●	Changes or developments in laws, regulations or taxes;

●	Ability to close acquisitions and integrate acquired companies and other assets;

●	Actions taken or not taken by third-parties, including our suppliers and competitors;

●	Changes in our business strategy or development plans;

●	The availability and adequacy of our cash flow to meet our requirements; and

●	Other factors discussed under the section entitled “RISK FACTORS” or elsewhere herein.

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

Our pilot program operated in central Ohio for approximately six months, during which time we collected significant information about the technology itself, and the operations and cost structures of WWTPs generally. A large portion of a WWTP’s operating expenditures are spent removing the residual sludge (called “biosolids”) from digesters, the vast portion of which is either combusted, landfilled or applied directly to the land. Technologies and processes that can convert biosolids to other useful products such as compost and engineered soils, we determined, could provide additional value to agricultural and construction sector customers and new revenue streams for this waste value chain. In mid-2016, along with the addition of two new Board of Director members with vast experience in the waste water, biosolids and waste recycling sectors, we started pursuing synergistic alliances with companies that have assets, technology and business networks for the manufacturing and sale of such beneficial re-use products. This led us to the composting industry.

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

We also believe that the composting industry in the United States is prime for consolidation, operational and technological efficiency improvements, and comprehensive sales and marketing strategies to increase demand and usage. Our plan starting in 2017 has been to build the Company by acquiring or overseeing the acquisition and management of strategic compost facilities, developing new distribution channels and product brands, investing in science and technology that support the industry and lead to more widespread usage, and implementing best operating practices and efficiency programs to foster growth and create value.

Acquisition and Funding Structure. Our current business involves acquiring or overseeing the acquisition of companies in the compost and soils sector, as well as the operational management of those assets. This acquisition strategy, as well as the funding required to consummate these transactions, is currently being conducted through Earth Property Holdings, LLC (“EPH”), a Delaware limited liability company in which we hold a minority equity interest and an eight-year agreement to oversee and manage all of its operations. See “Management Agreement” below.

Through EPH we have completed two acquisitions to date: George B. Wittmer Associates Inc. (“GBWA”), based in Jacksonville, Florida in November 2018, and Employee Owned Nursery Enterprises Ltd., d/b/a Organics by Gosh (“OBG”), based in Austin, Texas in January 2019. See “Acquired Facilities” below.

Management Agreement. Our agreement to manage the operations of EPH (the “Management Agreement”) provides an eight-year term and an annual fee starting at $200,000; however, upon the closing of the GBWA and OBG acquisitions, we received a total of $700,000 in management fees in 2018 and January 2019 which was earned by us over the 2019 fiscal year. The Management Agreement can be terminated by the board of directors of EPH which is controlled by the Class A Unit holders, the equity investors in EPH. If we are terminated by EPH without cause, we would receive a severance payment equal to one-year of management fees plus any accrued management fees to the date of termination. If we are terminated by EPH with cause, we would receive any accrued management fees only.

The Management Agreement provides EPH with a first right of refusal for prospective acquisitions of compost manufacturing companies and facilities; but allows us to pursue such deals if rejected by EPH’s board. Further the agreement allows us to pursue independently agreements, licenses or acquisitions related to soil marketing and distribution outside the geographic markets of EPH facilities, new product and brand development, and soil science and bioscience research (the “Q2 Activities”). Management believes these Q2 Activities can be supportive of the EPH facilities we manage as well as provide additional revenue streams at the Company level and value creation for our shareholders.

In May 2019, we also signed a Transaction Services Agreement with Community Eco Power LLC (“CEP”) to assist in closing and post-closing integration matters in connection with an acquisition by CEP of two waste-to-energy plants in New England. The closing between the seller and CEP occurred on May 15, 2019. For its services to CEP prior to closing and over the following six months, we received a fee of $250,000. We also received rights to build compost facilities on or around the sites over the next two years subject to permitting and other qualifications, and to invest in future CEP funding rounds. Two of our executive officers invested in CEP after the signing of the services agreement and currently each hold a minority equity interest and collectively own 50% of CEP.

Q2 Activities under the EPH Management Agreement. In May 2019 we started to implement our independent Q2 Activities as provided under the EPH Management Agreement when we signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle.

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

As part of the transaction, we also hired the principal owner of Agrarian and inventor of its technology, Richard Stewart, to serve as our Vice President of Product Development. Our license agreement provides us exclusivity for the Agrarian technology for the longer of two years or the term of Mr. Stewart’s employment with the Company plus an additional two years; provided however, if Mr. Stewart is terminated without cause, such exclusivity would concurrently terminate.

ABS, a product of over 50 years of university and private research, meets USDA standards for an organic system plan. Management believes that the license with Agrarian will not only support compost production and sales at the Company’s affiliated EPH but will also provide the Company with an independent business line. Management has commenced marketing of ABS both as a stand-alone product and as a soil and mulch enhancement, although these operations are still in their start-up phase and no material revenue has been generated through these activities for the Company.

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

As of December 31, 2019, there were 785,966 Class A Units outstanding held by four investors representing 81.5% of the voting power of EPH, and 178,969 Class B Units outstanding all held by the Company and representing 18.5% of the voting power of EPH. There are also 100,000 Class C Units authorized but not issued. These Class C Units are non-voting, but allow the holders to share in profit distributions and liquidation value on par with the Class B Units. Two EPH equity members who are affiliated with each other also have warrants to acquire up to 14,610 additional Class A Units in EPH before March 2025 for $0.01 per Unit.

Equity Funding. In connection with the closing of the GBWA acquisition, EPH issued 500,000 Class A Units to one institutional investor for $4,400,000. Concurrently, EPH issued to the Company 124,999 Class B Units for $50,000 and the transfer to EPH of the GBWA agreement and future compost facility acquisition rights under a Transfer Agreement. In connection with the closing of OBG, EPH issued an additional 215,909 Class A Units to the same institutional investor and three other investors for $1,900,000, and the Company acquired 53,970 more Class B Units for $21,588. Between the January 2019 funding in connection with the OBG closing and December 31, 2019, EPH issued an additional 70,057 Class A Units for $616,500 in proceeds from the lead institutional investor, and in 2020, EPH issued another 20,568 Class A Units for $181,000 in proceeds from the same investor.

Debt Funding. In connection with the OBG transaction, EPH closed a $6 million mezzanine debt facility (the “Mezzanine Debt”), under which it drew down $3 million and reserved $3 million for future acquisitions. The Company is neither a borrower nor guarantor under the Mezzanine Debt agreements.

Bridge Financing. The Company issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”), with an additional $30,000 issued in 2019. Proceeds from the Bridge Notes were used to diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. The Bridge Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. $50,000 of the Bridge Notes were converted to common stock in 2018. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018 and 2019, which have a 24-month term) with 15% annual compounded interest which is capitalized each year into the principal of the Notes and paid in kind. There are no warrants issued in connection with the Bridge Offering.

As of March 31, 2020, approximately $1,068,152 of the original issuance principal amount of the Bridge Notes matured. The Company has received extensions of the maturity date from all of these holders until June 15, 2020 for no additional consideration. Management is working on a plan to repay or convert into equity these and the other Bridge Notes by their respective maturity dates. If we cannot repay these obligations or otherwise come to agreement with the holders, the Company may be forced to seek bankruptcy protection.

Future Financing. Management is currently working on securing the next round of funding for EPH needed to close future acquisitions. We are also considering capital raises for the Company, which would allow us to better pursue Q2 Activities or other viable business models. Management can make no guaranty that such financing can be completed on terms acceptable to either EPH or the Company if at all, or that such Q2 Activities leading to additional value creation for Company shareholders can be consummated. Since the middle of 2019, we have funded much of our operational shortfall from advances and loans from EPH and its primary institutional investor. As of the end of 2019, these obligations amounted to $803,926 including accrued interest, all due on demand from EPH.

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

OBG, based in Austin, Texas, is a leading organics recycler and compost manufacturer, receiving yard trimmings and wasted food from almost 200,000 homes and almost a third of the restaurants and commercial food preparers in the Austin area. The company produces high quality compost, blended soils and other products, which they sell in over a million bags per year through major retailers and in bulk to landscapers and contractors throughout central Texas.

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

Business of Compost and Soils

Tipping Fees. The business of composting has historically been driven by tipping fees – the amount paid to the compost facility to haul and/or receive waste products. In the case of biosolids received from WWTPs, tipping fees can range from $35 to $80 per ton or more based on location and hauling distance. In the case of yard or “green” waste, these fees are significantly less, ranging from $8 per ton to $18 per ton, but also vary based on location, hauling distance, type of plant waste, and other factors. Food waste tipping fees are usually higher than green waste and less than biosolids. A medium to large compost facility may accept between 50,000 and 200,000 tons of waste per year.

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

The compost manufacturing method employed by different facilities depends on may factors such as feedstock used, space requirements, environmental conditions, and desired end product. GBWA uses a form of static piling composting and OBG currently uses the windrowing method.

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

Business Plan and Value Appreciation Strategy

Our business currently involves acquiring or overseeing the acquisition of compost and soil manufacturing facilities through EPH, and managing those facilities through a long-term agreement. We believe that by creating a regional or, ultimately, nationwide footprint of composting facilities that can produce consistent, quality products, combined with strong sales, marketing/branding and scientific research, we can create substantial added value from these acquired assets.

Through this strategy, management believes that value to the Company’s shareholders can be achieved in several ways. Most directly, both acquisitions and organic growth at the EPH level may lead to higher fees paid to us through our Management Agreement and equity appreciation from our investment in EPH. Possibly more importantly, however, the intellectual property that we develop through these managerial activities – understanding, creating and scaling the best operating practices, systems and processes for compost and soil manufacturing – has potential to generate revenue and fees for the Company beyond just EPH owned facilities. Further, investment or acquisitions at the Company level in brands and new product development, non-traditional sales and marketing channels, and soil science research, may provide “asset and capital light” opportunities to expand our reach nationally and internationally.

While we have been able to implement several of these objectives over the last year, we have not been able to translate that to shareholder value appreciation. In fact, the fees paid under our Management Agreement with EPH do not fully support our ongoing operations, and we have had to take on a significant amount of debt to continue to fund our business. Almost all of this debt matures in 2020 and we are not able to make payments as they come due.

To overcome these significant obstacles to our viability as an ongoing business, in January 2020, our Board of Directors authorized a strategic plan for 2020 which is comprised of: (1) securing new technologies and business opportunities in the broader biosciences sector, including both human and soil health; and (2) significantly reducing debt and liabilities of the Company and eliminating under-performing assets and agreements. The successful results of these actions are intended to attract new capital to fund long term growth opportunities for the Company; however, there is no guaranty that we will be successful in implementing this plan. Furthermore, a plan to reduce our debt by selling off assets would likely result in the Company pursuing a new line of business not in the compost and soil health space. Management believes, however, that our debt load is the fundamental impediment to our ability to continue operations, and that any viable plan that relieves the Company of this burden while providing new business opportunities would benefit our shareholders.

Human Health Opportunities. In furtherance of these plans, in January 2020, we appointed Douglas R. Baum to our Board of Directors. Mr. Baum has over 28 years of experience in the bioscience and biotech industries, including development, commercialization and marketing of multiple drugs and medical devices. Over his senior executive tenure, including as CEO of Xeris Pharmaceuticals, he has overseen 15 product approvals through the FDA and raised over $80 million in capital to fund breakthrough technologies. Mr. Baum was granted a 5-year option to purchase 200,000 shares of the Company’s commons stock exercisable at $0.02 per share. The options vest one-half in 12 months and the balance in 24 months.

After his appointment to the Board, Mr. Baum secured for the Company an Exclusive Dealing Option Agreement to provide us a 90-day period to negotiate with IGL Pharma Inc., and potentially execute a worldwide, exclusive license agreement for the radiopharmaceutical Samarium-153 DOTMP (“Sm-153 DOTMP”). Sm-153 DOTMP is a promising drug with initial indications for pediatric osteosarcoma, a devastating form of bone cancer afflicting children, as well as a broader market in bone marrow ablation and other metastasized bone cancers. IGL Pharma is an affiliated entity of ISOTherapeutics Group LLC, whose founders created Quadramet® (Samarium-153-EDTMP) one of the first effective commercial radiopharmaceuticals. Since signing the option agreement for the licensing of Sm-153-DOTMP, we have provided IGL Pharma with $23,000 of advanced support fees to fund a “compassionate use” test for the drug, which has been approved by the FDA to treat a patient in a bone marrow ablation procedure.

Management believes that the opportunity presented to the Company with the licensing of this radiopharmaceutical must be viewed in connection with our broader strategic plan for 2020. Specifically, management believes that it is critical for the Company to take decisive action to reduce our debt burden, which has started to mature, including some significant obligations which are currently in default or will be in default over the next quarter. We believe there is a path forward that includes transferring the licensed technology we control related to our compost and soil business to EPH in return for a forgiveness of approximately $1 million in loans as of the end of the second quarter of 2020, as well as redemption and retirement in full of approximately $4 million of Bridge Notes principal and interest. It is expected that EPH would receive in consideration for the funds required to complete this Bridge Note repayment a preferred stock equity that is structured to limit dilution to our common stockholders.

While the details of this plan have not been finalized and we cannot guaranty it will be successful, we are in discussions with all of the stakeholders required to accomplish it. The results of the successful completion of this plan could mean a stronger balance sheet and the infusion of new capital to pursue this novel pharmaceutical opportunity. While a transition into this new business line is a departure from our current compost and soil operations, which are not financially sustainable for the Company in its current condition and would be continued by EPH if the plan is completed, management believes that the path to creating shareholder value is more visible and probable if this plan were to be consummated in 2020.

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

Intellectual Property

Compost. With respect to the Company’s composting business model, we do not own any specific intellectual property; however, certain of the companies acquired through EPH, or identified for future acquisition or partnership, do have trade secrets in soil formulas, manufacturing processes, and patentable compost additives, all of which could be valuable for our on-going growth strategy. The companies that we manage have certain local or industry-specific product brands and service marks that have value. We will seek to protect and further monetize this intellectual property on behalf of EPH under our Management Agreement.

We have also licensed a compost additive product called ABS from Agrarian Technologies on a worldwide, exclusive basis for a period of 10 years.

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

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have five full-time employees. This does not include employees at EPH or its operating companies.

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

Because we are a company with limited operational history and no profitability, our business activity is early-staged and subject to numerous risks. The compost and soil business is highly competitive in different regions with many companies having access to the same products and markets. Many of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to become or remain competitive. We are subject to the risks which are common to all companies with a limited history of operations and profitability. Therefore, investors should consider an investment in us to be an extremely risky venture.

We will require additional financing.

For the foreseeable future, we expect to rely upon funds generated from our Management Agreement with EPH, as well as funds that may be raised from future debt or equity offerings to provide growth and operating capital for the Company. Our Management Agreement is cancellable at will by EPH, and therefore, there is no guaranty that revenue generated from it will continue in the future. We will have to obtain additional financing in order to continue operations expand our business consistent with our proposed plans. There can be no guaranty that additional funds will be available when and if needed. If we are unable to obtain such financing, or if the terms thereof are too costly, we may be forced to curtail or cease operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our planned operations and our shareholders’ investment.

There is substantial doubt on our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited consolidated financial statements for the calendar year ended December 31, 2019 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have recurring operating losses and our lack of liquidity and working capital.

Our significant indebtedness and current and pending defaults under several of our debt instruments raise substantial doubt about our solvency and ability to continue operations.

We have a substantial amount of debt. At December 31, 2019, we had approximately $4.8 million of debt owed under our Bridge Notes, Convertible Notes, and notes and advances to EPH. Our substantial debt could have important consequences to investors, including the following:

●	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt,

●	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired,

●	we do not have the funds to service this debt as it matures,

●	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited,

●	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt, and

●	our ability to borrow additional funds or to refinance debt may be limited.

We remain at risk regarding our ability to conduct successful operations.

The results of our operations will depend, among other things, upon our ability to complete acquisitions both on behalf of EPH and ourselves, integrate their operations and culture into a cohesive unit, and manage and grow those operations. Further, it is possible that our operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders or debtors to be impaired or lost. Our management team has not yet been fully formed (we currently do not have a CFO), and we may not be able to find people suitable to fill those positions at the salary levels we are able to afford. Some of our projects may not be completed in time to allow production or marketing due to the inherent risks of product development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible.

The consummation of our acquisition and integration plan may take longer than anticipated and could be additionally delayed. We may not be able to complete acquisitions at valuations and prices that provide upside appreciation to investors in those projects and our shareholders. Therefore, there can be no assurance of timely completion and introduction of projects on a cost-effective basis, or that such projects, if introduced, will achieve the results anticipated such that, in combination with existing projects, they will sustain us or allow us to achieve profitable operations. We may not be able to continue our current operations and may seek new businesses or other strategic alternatives to the continuation of our current operations. There is no guaranty that we would be successful in transitioning our business to a new business, which will require funds and other resources that we do not current have.

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

Our acquisitions, investments and strategic alliances could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows. Also, the anticipated benefits of many of our acquisitions may not materialize.

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

We plan to invest financial resources in research and development, soil and bio sciences, and marketing of new products and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

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

Potential conflicts of interest.

Virtually all of our current operations involve facilitating acquisitions on behalf of EPH and managing those acquired assets, all under a Management Agreement, which is cancellable at will by EPH. EPH has equity holders and creditors that are different from ours. Our management owes a fiduciary duty to both the Company’s shareholders and, by virtue of the Management Agreement, the equity holders of EPH. While there is a certain alignment of interests between the Company and EPH in that we own a minority equity stake in EPH, receive management fees from EPH, and have an interest in assuring the success of EPH, there may be instances in the future when those interests are no longer aligned. In such cases, management may face a conflict in selecting between the Company and EPH interests. We have not formulated a formal policy for the resolution of such conflicts. Further, the officers and directors of the Company are and may in the future become involved in other business activities and opportunities. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Our Management Agreement is terminable at will, and the loss of this agreement would have a material adverse effect on our financial condition.

Virtually all of our revenue currently comes from our Management Agreement with EPH. That agreement may be terminated at will by the board of EPH. If this were to occur for reasons other than “for cause”, we would receive a one-year severance payment; however, the exact dollar amount of that payment is not certain. If this agreement were cancelled, we would likely need to layoff employees and curtail operations. The termination of this agreement would have a material adverse effect on our business and results of operations.

Our Class B ownership in EPH is subordinated to other membership interests, and we hold a minority voting stake in that company.

We own Class B Units in EPH, which are subordinated to the Class A Units and debt. Until such time that the Class A Unit holders have received all of their capital plus an 8% preferred distribution from the profits or liquidation value of EPH, our Class B Unit will not receive any distributions and have minimal economic value. We cannot guarantee that the Class B Units will realize profit or value for the Company. Further, the Class A Unit control a significant majority of the voting power of EPH as well as a majority of the board of director seats. As such, we cannot control the major decisions of EPH which could affect our ownership, including dilution, addition of new members, liquidation of assets, and the like. The LLC Agreement provides us with few protections as a minority holder in EPH. Since the initial investment in EPH, the economic and voting power of our Class B Units has been diluted as EPH has raised additional capital. We expect additional significant future dilution as EPH raises additional equity to fund its acquisition strategy.

EPH has debt which is senior to the equity holders in that company and secured by all of the assets of EPH and its subsidiaries.

EPH has a $6 million debt facility, of which $3 million was outstanding as of the date of filing. This debt is secured by all of the assets of EPH and the acquired companies. EPH also has other equipment loans and commercial debt that is secured by certain assets and receivables of that company and its subsidiaries. The Company is not a party to any of that debt, nor are any of our assets used as collateral to that debt. While we are not obligated under any of these liabilities, these loans have priority over our equity interests in EPH as well as payment of our management fees, and if EPH or its acquired companies cannot repay these loans, our equity value in EPH could be reduced to nothing and we may not receive any additional management fees.

EPH is an unconsolidated equity method investment, and our shareholders will not receive financial statements or other information that may be material to their understanding of the risks in that investment.

Since we do not control the voting or board decisions of EPH, among other criteria, we account for our investment in EPH as an equity method investment. As such, we are not required to consolidate the results of operations or balance sheet of EPH, nor are we required to file audited financial statements for EPH with our Annual Report as we are a Smaller Reporting Company. We may in the future provide summary financial results for EPH in the footnotes to our consolidated financial statements but are not required to do so in this 10-K report. We are also not required to file Current Reports on Form 8-K or include exhibits of material agreements on behalf of EPH. For this reason, you may not have access to full and complete information about the performance and results of EPH.

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

Concentration of Stock Ownership and Control.

Our executive officers currently control approximately 29.4% of our common stock. Our Bridge Note holders are able to convert their debt principal and interest into common or preferred stock at prices that may be significantly less than current market prices and would result in significant dilution. The Company has employee options and warrants, and the Board has approved a founder’s plan similar to restricted forfeitable shares that could result in further dilution, although no founder’s shares have been issued. Our business plan entails conducting multiple acquisitions and funding rounds, much of which may utilize our common stock. In this regard, management, Bridge Note holders, future investors and target owners may control a significantly large amount of equity, and as a result, these stockholders acting together will be able to influence many matters requiring stockholder approval including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

The Company has Preferred Stock with additional priority rights.

The Company has 600 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding with a purchase value of $600,000, held by two institutional investors. The Preferred Stock converts into common stock at $0.10 per share, per a March 2018 amendment, subject to price protection provisions in the instance certain shares are issued at a lower price. The Preferred Stock is technically in default as the Company was required to redeem all 600 shares on July 1, 2019, per a modification agreement signed in March 2019. Holders of the Preferred Stock have additional rights to approve extraordinary transactions, including a sale or merger, additional debt and other similar items. While the Preferred Stock does not vote, the holders of the Preferred Stock can control significant influence over the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None. Not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company currently conducts its business from offices in Palm Beach, Florida. The Company has no formal agreement for this space which is leased by Greenblock Capital, a company for which our President previously served as an officer but owns no equity or voting position, and is still affiliated. In 2018 and part of 2019, the Company also leased temporary office space in Atlanta, Georgia from a company that our CEO was previously an executive. The Company paid $500 per month for this space, which it believed to be market rates, but no longer occupies or pays rent under this lease.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of the years 2018 and 2019. These bid prices were obtained from OTC Markets Group, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2018 through March 31, 2018	$0.12	$0.05
April 1, 2018 through June 30, 2018	$0.09	$0.05
July 1, 2018 through September 30, 2018	$0.10	$0.05
October 1, 2018 through December 31, 2018	$0.06	$0.02
January 1, 2019 through March 31, 2019	$0.07	$0.02
April 1, 2019 through June 30, 2019	$0.06	$0.01
July 1, 2019 through September 30, 2019	$0.06	$0.01
October 1, 2019 through December 31, 2019	$0.03	$0.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

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

Holders

The number of record holders of our common stock as of the date of this Annual Report is 420. This figure does not include beneficial owners who may hold their shares in “street name”.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated. There are material restrictions limiting our ability to pay dividends on our securities, including state law and provisions under our Class A Preferred Stock and various debt instruments.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, stock appreciation rights and common stock awards*	Weighted-average exercise price of outstanding options, stock appreciation rights and common stock awards	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	8,515,480	$0.10	3,850,000
Total	8,515,480	$0.10	3,850,000

*	Information provided as of December 31, 2019. All securities in this table are issued under the Company’s 2014 Founder’s Stock Option Plan, 2014 Employee Stock Option Plan, and the 2016 Omnibus Plan, as amended. All securities are common stock options. All options and other securities remaining available under equity compensation plans are from the 2016 Omnibus Plan, as amended. There are no warrants or other securities issued under these plans. In January 2020, the Company’s shareholders approved the 2016 Omnibus Plan, as amended.

Recent Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities by the Company in 2019 and up to the date of filing that were not previously reported in Form 10-Q or 8-K filings.

To whom	Date	Number of shares	Consideration
Service Provider	1/17/2020	5,000,000	$50,000

We issued all securities reported to persons who were “accredited investors” as that term is defined in Rule 501 of Regulation D of the SEC, or to “sophisticated investors” or key employees; and each such person had prior access to all material information about us prior to the offer and sale of these securities, and had the right to consult legal and accounting professionals. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.

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

Since May 2016, management began to pursue opportunities in the business of manufacturing compost and soils from yard waste, food waste, biosolids and other waste streams. In early 2017, we raised funding through our Bridge Offering to implement this change in business model and sold our waste-to-power technology to a licensee. In late 2018, we commenced the process of acquiring companies in this environmental sector and managing their operations through an affiliated company discussed below.

Acquisitions and Agreements with EPH

In July 2018 we signed a definitive Stock Purchase Agreement (the “GBWA Purchase Agreement”) for the purchase of all of the outstanding capital stock of George B. Wittmer Associates Inc. (“GBWA”) of Jacksonville, Florida, from its sole shareholder. GBWA is a residual waste management and compost manufacturing company that services papermills in the southeast United States.

In November 2018 we transferred the GBWA Purchase Agreement to Earth Property Holdings LLC, a Delaware limited liability company (“EPH”), plus $50,000 in non-reimbursed expenses, in return for a 19.9% Class B equity stake and an eight-year Management Agreement to run EPH for an initial annual management fee of $200,000 (this annual fee was increased to $700,000 in January 2019). One institutional entity, in which our CEO is an investor and member, provided $4,400,000 in funding upon transfer of the GBWA Purchase Agreement in return for 500,000 Class A Units equal to 80.1% of the voting equity of EPH. Immediately subsequent to the transfer of the GBWA Purchase Agreement and equity funding, EPH consummated the GBWA acquisition. Our Class B units are subordinated to the Class A equity units in that the Class B units will not receive a dividend or consideration in connection with a liquidation event until the Class A unit holders have received a full repayment of their capital accounts plus all accrued dividends. As such, the Class B units currently have nominal value.

In January 2019 EPH completed the acquisition (the “OBG Acquisition”) of Employee Owned Nursery Enterprises Ltd., a Texas limited partnership d/b/a Organics “by Gosh” (“OBG”). OBG is an organics recycling and compost and soil manufacturing company based in Austin, Texas. In connection with the OBG Acquisition, EPH raised an additional $1.9 million in Class A equity units and secured a $6 million mezzanine credit facility, from which EPH drew down $3 million at closing. Also, the Company acquired an additional 53,970 Class B equity units as a subscription payable for $21,588 to maintain our 19.9% equity interest in EPH and received an additional $500,000 annual management fee plus reimbursed expenses.

Through 2019, EPH issued an additional 70,057 Class A Units in consideration for $616,500 of additional investments. We did not purchase additional Class B Units during this time, and as a result, our equity stake in EPH has been diluted to approximately 18.5% as of the end of 2019. Additional dilution has occurred in 2020 as EPH issued an additional 20,568 Class A Units for $181,000 in new investments, reducing our voting stake to 18.2%. We believe that the percentage of EPH ownership represented by our Class B units will continue to be significantly diluted in the following periods as EPH seeks additional equity capital to continue its acquisition strategy. While we have the right to invest alongside new capital to maintain our equity stake, we do not expect to have the funds to do so.

In addition to our investment in EPH and the closing of the GBWA and OBG transactions, which we currently manage and oversee, we are also in negotiations with several other composting facilities to acquire in 2020 through EPH. We can make no guaranty that these additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of EPH’s members or our shareholders. Furthermore, if such acquisitions are completed, our equity stake in EPH will likely be significantly diluted. Also, we have no assurances that our Management Agreement will be continued in future periods, as EPH has the right to terminate that agreement at will with the payment of a one-year severance fee.

Additional Technology and Revenue Opportunities

In addition to our acquisition and management role on behalf of EPH, during 2019 we secured other potential revenue and value creation opportunities for the Company. In May 2019, we signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle. The license agreement covers all ABS formulations, applications and improvements, including a proprietary process to utilize ABS to boost the nutrient and commercial value of compost, engineered soils and wood mulch. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. The agreement is 10-years with renewal terms, and provides Agrarian royalties based on the sale of the ABS formula including minimum annual guarantees.

As part of the transaction, we also hired the principal owner of Agrarian and inventor of its technology, Richard Stewart, to serve as our Vice President of Product Development. Our license agreement provides us exclusivity for the Agrarian technology for the longer of two years or the term of Mr. Stewart’s employment with the Company plus an additional two years; provided however, if Mr. Stewart is terminated without cause, such exclusivity would concurrently terminate.

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

Also in May 2019, the Company signed a services agreement with Community Eco Power, LLC (“CECO”), to assist CECO in completing an acquisition of two waste-to-power facilities in New England, and to assist management transition operations over the following six months. The acquisition closed on May 15, 2019. The fee for the Company’s services was $250,000, of which a portion was recognized as revenue upon closing and the balance was recognized in the proceeding periods in 2019 over the service period. The Company’s CEO and President each hold a minority equity stake in CECO and in the aggregate a 50% equity stake in that company.

Moving forward we may also review and pursue other synergistic opportunities in the waste-to-value, recycling, or broader biotech sectors. At the current time, fees from the EPH Management Agreement, which can be cancelled at will by EPH, do not cover our full overhead and we have had to borrow funds from EPH under several 6% interest demand notes. At discussed below in Plan of Operations, these efforts to pursue other viable business lines and reduce our debt burden commenced in January 2020.

Bridge Offering and Follow-On Bridge

The Company issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”) and $30,000 in 2019. Proceeds from the Bridge Notes were used to complete due diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. The Bridge Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018 and 2019, which have a 24-month term) with 15% annual interest which is capitalized each year into the principal of the Notes and paid in kind.

As of March 31, 2020, approximately $1,068,152 of the original issuance principal amount of the Bridge Notes matured. The Company has received extensions of the maturity date from all of these holders until June 15, 2020 for no additional consideration. Management is working on a plan to repay or convert into equity these and the other Bridge Notes by their respective maturity dates. Any equity conversion would be highly dilutive to our current shareholders. If we cannot repay these obligations or otherwise come to agreement with the holders, our ability to operate will be materially adversely affected, if not completely shut down and the Company may be forced to seek bankruptcy protection.

A. Plan of Operation

Management’s plan for 2020 is to complete several more acquisitions in the compost space through EPH, which will require raising additional equity and debt from current and future investors. Such new investments through EPH would significantly dilute our equity ownership in that company. We will also be focused on our role managing the operations of EPH and its subsidiary entities, which may lead to additional management fees and other opportunities. This Management Agreement, however, is cancellable at will by EPH and there is no assurance that EPH will continue to operate under that agreement in future periods. We cannot be certain that additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of EPH’s members or our shareholders.

To continue operations towards these goals, we will need to raise additional capital for the Company. We have a verbal commitment with the primary investor of EPH that they will continue to provide funding to the Company either as Bridge Notes, other Q2 securities, or advances on management fees, to maintain our operations through at least the end of the second quarter of 2020; however, we do not have any formal written agreement and there can be no guarantee that this investor will continue to fund our operations in the future. While we are cautiously optimistic that we will have funding to maintain our current operations and advance our business plan, management cannot guarantee that additional financing can be completed on terms acceptable to the Company, if at all.

Without additional funding, specifically equity funding, we will continue to face significant challenges pursuing our current business strategy and developing it to a state where we are self-sustaining or profitable. We anticipate that our equity ownership in EPH will be diluted in future periods as that company raises additional equity capital with liquidation preferences ahead of ours. We may never experience a return on our investment in EPH. Further, since our Management Agreement with EPH can be cancelled at will by EPH, we have no assurances that this revenue stream will continue in the future. Management recognizes these uncertainties, and is seeking options to allow us to reduce our significant debt load from the Bridge Notes, convertible notes and preferred stock, and debt owed to EPH; and also allow us to develop business lines that generate revenue which can support our ongoing operations and eventually lead to profitability. These business lines may be those we are already engaged in or may be new opportunities in agricultural technology or the broader biosciences sector. If we are unable to raise additional capital or develop profitable business lines, we may need to reduce materially our overhead, including laying-off employees and officers.

New Strategic Plan. In January 2020, our Board of Directors authorized a strategic plan for 2020 which is comprised of: (1) securing new technologies and business opportunities in the broader biosciences sector, including both human and soil health; and (2) significantly reducing debt and liabilities of the Company and eliminating under-performing assets and agreements. The successful results of these actions are intended to attract new capital to fund long term growth opportunities for the Company; however, there is no guaranty that we will be successful in implementing this plan.

To advance these plans, in January 2020, we appointed Douglas R. Baum to our Board of Directors. Mr. Baum has over 28 years of experience in the bioscience and biotech industries, including development, commercialization and marketing of multiple drugs and medical devices. Over his senior executive tenure, including as CEO of Xeris Pharmaceuticals, he has overseen 15 product approvals through the FDA and raised over $80 million in capital to fund breakthrough technologies. Mr. Baum was granted a 5-year option to purchase 200,000 shares of the Company’s commons stock exercisable at $0.02 per share. The options vest one-half in 12 months and the balance in 24 months.

After his appointment to the Board, Mr. Baum secured for the Company an Exclusive Dealing Option Agreement to provide us a 90-day period to negotiate with IGL Pharma Inc., and potentially execute a worldwide, exclusive license agreement for the radiopharmaceutical Samarium-153 DOTMP (“Sm-153 DOTMP”). Sm-153 DOTMP is a promising drug with initial indications for pediatric osteosarcoma, a devastating form of bone cancer afflicting children, as well as a broader market in bone marrow ablation and other metastasized bone cancers. IGL Pharma is an affiliated entity of ISOTherapeutics Group LLC, whose founders created Quadramet® (Samarium-153-EDTMP) one of the first effective commercial radiopharmaceuticals. Since signing the option agreement for the licensing of Sm-153-DOTMP, we have provided IGL Pharma with $23,000 of advanced support fees to fund a single patient test for the drug, which has been approved by the FDA to treat a patient in a bone marrow ablation procedure.

Management believes that the opportunity presented to the Company with the licensing of this radiopharmaceutical must be viewed in connection with our broader strategic plan for 2020. Specifically, it is critical for the Company to take decisive action to reduce our debt burden, which has started to mature including some significant obligations which are currently in default or will be in default in the coming periods. We believe there is a path forward that includes transferring the licensed technology we control related to our compost and soil business to EPH in return for a forgiveness of approximately $1 million in loans as of the end of the second quarter of 2020, as well as redemption and retirement in full of approximately $4 million of Bridge Notes principal and interest. It is expected that EPH would receive in consideration for the funds required to complete this Bridge Note repayment a preferred stock equity that is structured to limit dilution to our common stockholders.

While the details of this strategic plan have not been finalized, we are in discussions with all of the stakeholders required to accomplish it. The results of the successful completion of this plan, for which there is no guaranty, could mean a stronger balance sheet and the infusion of new capital to pursue this novel pharmaceutical opportunity. While a transition into this new business line is a departure from our current compost and soil operations, which are not financially sustainable for the Company in its current condition and would be continued by EPH if the plan is completed, management believes that the path to creating shareholder value is more visible and probable if we can complete these corporate actions in 2020.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Starting in the third quarter of 2018, we increased our operating expenses as new employees were hired and operations to acquire and invest in compost facilities increased. We currently have five full time employees, including our CEO, President, two Vice Presidents, and controller.

Results of Operations for the years ended December 31, 2019 and 2018

For the year ended December 31, 2019, we recorded $916,667 in total revenue all with related entities, pursuant to two management service agreements, an increase of $883,334 over revenue recorded in 2018.

For the year ended December 31, 2019, we recorded a net loss of $681,979, an increase of $284,722 (72%) from our net loss of $397,257 for the same period in 2018. Basic and diluted net loss per share was $0.01 for both the years ended December 31, 2019 and 2018. The primary underlying reasons for the increase in the net loss for 2019 over 2018 were an increase of $467,577 in operating expenses and an increase of $210,286 in financing costs, offset by an increase of $883,334 in revenue and a decrease in the gain recognized due to the change in the fair value of the convertible bridge notes of $518,605.

The majority of the $467,577 increase in operating expenses was due to an increase in payroll and related expenses of $779,859 (111%) to $1,485,343 for the year ended December 31, 2019 from $705,484 for the same period in 2018, due additional people on payroll for the full year 2019 offset by a decrease of professional fees of $283,547 (39%) to $444,782 for the year ended December 31, 2019 from $728,329 for the same period in 2018.

We recorded $666,667 of revenue related to management fees from our equity method investment EPH which is considered to be a related party during the year ended December 31, 2019 compared to the same period in 2018 which reflected $33,333 from the same contract. Also in 2019, we received $250,000 in services fees from CECO, a related party, for assistance in completing an acquisition of power plants for CECO.

Financial Condition, Liquidity and Capital Resources

For year ended December 31, 2019, cash decreased by $159,557. This decrease was primarily the result of cash used in operating activities of $978,057, partially offset by proceeds from notes from EPH of $788,500 plus $30,000 in additional Bridge Notes.

Net cash used by operating activities was $978,057 for the year ended December 31, 2019, which reflected our net loss during the period of $681,978, non-cash adjustments of $408,594, partially offset by a net increase in operating liabilities of $112,518. The majority of non-cash adjustments consists of a $1,057,877 gain on change in fair value of the Bridge Notes primarily as a result of our lower stock price and proximity to maturity, and partially offset by $535,877 in paid-in-kind interest related to the Bridge Notes and $115,714 of stock based compensation.

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

Net cash used in investing activities during year ended December 31, 2019 consisted of $0.

Net cash provided by financing activities during the year ended December 31, 2019 consisted of additional notes from EPH of $788,500 and additional convertible Bridge Note of $30,000.

At December 31, 2019, our cash totaled $478. Our cash is currently held at large U.S. banks.

Based on our current strategy and operating plan, we need to raise additional capital to support operations; therefore, there is substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our consolidated financial statements.

Since July 2014, we have raised over $8 million in capital over several financings, inclusive of cash invested and some debt and payables converted to stock. With these funds, we have been able to complete the prototype stage of our original technology, place our first operating pilot unit in the field, recruit a solid engineering and business team, and secure strong Directors with significant industry experience. Specifically, with the closing of our Bridge Offering, described below, we have also been able to pivot our business model to the compost and soil manufacturing business which culminated in the closing of the GBWA acquisition, establishment and funding of EPH, and securing of our long-term Management Agreement with EPH in late 2018, as well as additional activity in 2019.

Bridge Financing. In 2017, 2018, and 2019, we completed our Bridge Offering with $2,660,092 of new cash raised plus an additional $191,908 in old debt converted into the round. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of our next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted.

The Bridge Notes are currently convertible into our common stock, or preferred stock if received by investors in the Equity Offering, at the discretion of the individual holders. Maturity is 36 months (24 months for Bridge Notes issued in 2018) from issuance with 15% annual interest which will be capitalized each year into the principal of the Bridge Notes and paid in kind.

As of March 31, 2020, approximately $1,068,152 of the original issuance principal amount of the Bridge Notes matured. The Company has received extensions of the maturity date from all of these holders until June 15, 2020 for no additional consideration. Management is working on a plan to repay or convert into equity these and the other Bridge Notes by their respective maturity dates. Any equity conversion would be highly dilutive to our current shareholders. If we cannot repay these obligations or otherwise come to agreement with the holders, our ability to operate will be materially adversely affected, if not completely shut down and the Company may be forced to seek bankruptcy protection.

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

Company’s Prior Financings.

Subsequent to the Merger into the public company, we raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable on July 1, 2019 per a March 2019 modification and has no voting rights until converted to common stock. The Preferred Stockholders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of December 31, 2018.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of December 31, 2019, we had an accumulated deficit of $11,049,209 and working capital deficit of $3,791,821.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2019.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the reports of our independent registered accounting firm required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer, President and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, President and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of December 31, 2019, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting these material weaknesses, including drafting, formalizing and implementing greater internal controls to assure proper financial reporting. As the Company retained but then lost its acting CFO in 2019, and its Principal Accounting Officer has not had the resources to implement proper controls, these weaknesses still exist. Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the addition of accounting resources and the continued development of proper accounting policies and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

There was no other information required to be disclosed in the fourth quarter of 2019 that was not filed by the Company in a Current Report on Form 8-K.

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

Name	Positions Held	Age	Date of Election or Designation	Date of Termination or Resignation

Kevin Bolin	Chairman and CEO	56	February 2016	*

Christopher Nelson	President, General Counsel & Director	50	July 2014	*

Joel Mayersohn	Director	62	July 2014	*

Scott Whitney	Director	62	March 2016	*

Tristan Peitz	Director	36	May 2017	*

Douglas R. Baum	Director	53	January 2020	*

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

Christopher Nelson – President, General Counsel & Director. Mr. Nelson oversees acquisitions, finance, business development, and legal aspects for the Company, a role he has provided since its inception in 2014. He has also served as Managing Director of GreenBlock Capital LLC in Palm Beach, Florida, a boutique mergers and acquisitions firm specializing in ag-technology and bio-technology transactions. Until July 31, 2014, Mr. Nelson served as President and General Counsel of Cyclone, positions he held since March 2011. During his tenure at Cyclone, Mr. Nelson assisted and oversaw all aspects of the company’s business and legal affairs, including public securities filings and over $8 million in financing transactions, licensing and development agreements with major corporations and the military, investor and public relations, and general corporate matters. Mr. Nelson has practiced law in Florida for over 24 years, and since 2001 has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Between 1997 and 2000, Mr. Nelson was an associate with Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law.

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

Tristan Peitz – Director. Mr. Peitz was appointed to the Board on May 1, 2017, as one of the lead investors for the Company’s Bridge Offering. Until 2019, he worked at Cohen Capital Management (“CCM”), a $600 million family office, where he built and manages a credit book which consists of $120 million of municipal bonds and a $60 million high yield book. On the equity side of the business, Mr. Peitz is a generalist with deep sector experience and responsibility for energy and healthcare. At CCM, he has also served as financial adviser for mergers and acquisitions, analysis on several early stage and venture investments, and creation and implementation of complex tax strategies. Prior to CCM, Mr. Peitz served at AlixPartners, a premier turnaround and restructuring focused consulting firm. At AlixPartners, he assisted organizations in the areas of financial advisory services, corporate strategy & operations, restructuring and turnarounds, divestitures and business exits, and forensic investigations related to internal fraud and abuse. Projects he worked on at AlixPartners included Tribune Company, MEI Conlux, Building Materials Holding Corp., Mattson Technology and others. Prior to joining AlixPartners, Mr. Peitz was a research analyst at Eminence Capital, a New York based $4 billion hedge fund, and before that an investment banking analyst with Jefferies & Company focused on healthcare, biotech and biofuel companies to evaluate leveraged buyouts, refinancings, restructurings, IPOs and M&A transactions. Mr. Peitz attended the University of Michigan where he graduated with distinction from the Ross School of Business with a BA in Business Administration - concentration in finance and accounting.

Douglas R. Baum -- Director. Mr. Baum was appointed to the board in January 2020. He brings to the Company over 28 years of experience in the bioscience and biotech industries, including development, commercialization and marketing of multiple drugs and medical devices. Over his long senior executive tenure, he has overseen 15 product approvals through the FDA and raised over $80 million in capital to fund breakthrough technologies. Between 2012 and 2017, he served as President, Chief Executive Officer and Director of Xeris Pharmaceuticals Inc.; and from 2007 to 2012 as Executive Vice President and Chief Operating Officer of Macuclear Inc. Prior to that, Mr. Baum held several executive level positions with clinical trial research firms. He holds an MSTC in Technology Commercialization and BBS in International Sales and Marketing from the University of Texas.

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

Director Compensation

Directors receive 400,000 stock options per year, vesting half immediately and half in six months, with a 10-year term and priced at current market rates. Directors are also eligible to receive other cash or equity based compensation, including Restricted Stock Units, at the discretion of the Board (with such interested members abstaining from a vote). The three independent Directors received 400,000 stock option each in 2018. No stock options were issued in 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2019, all forms have been filed.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated for the Company’s two executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($) (g)	Total Earnings ($) (h)

Kevin Bolin,	2019	295,000	-	-	-	-	-	17,853	312,853
Chairman & CEO	2018	202,085	-	-	-	-	-	18,000	220,085

Christopher Nelson,	2019	245,000	-	-	-	-	-	16,626	261,626
President & GC	2018	161,665	-	-	-	-	-	18,000	179,665

(a)	Salaries include those amounts paid and accrued as an expense on the books of the Company.

(c)(d)	Stock and Option Awards are calculated based on the face value of awards as of the date of grant.

(g)	All Other Compensation is comprised of healthcare costs.

Outstanding Option and Stock Awards

Option Awards								Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)		Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kevin Bolin	400,000	-	-	$0.10	(1)	2/29/26	(2)	-	-	-	-
Chairman & CEO	1,800,000	-	-	$0.10	(1)	12/28/26	(2)	-	-	-	-

Christopher Nelson,	255,000	-	-	$0.10	(1)	7/30/24		-	-	-	-
President	60,000	-	-	$0.10	(1)	11/17/25		-	-	-	-

(1) In January 2020, the Board approved a reduction in the exercise price of these options to $0.02. That price reset is not reflected as of December 31, 2019 in this table.

(2) The term of Mr. Bolin’s options was extended from five to ten years in 2018.

Director Compensation

In June 2019, the Board approved payment to the independent directors of $500 per month plus an additional $500 per month for committee chairs. These fees were accrued but not paid in 2019. All three independent directors received a grant of 400,000 stock options in 2018, but no option grants were made in 2019. Directors shall also be reimbursed for reasonable travel expenses incurred in connection with meetings of the Board of Directors, but no such expenses were incurred in 2019 or 2018. The following table excludes fees paid to the two executive directors, Messrs. Bolin and Nelson, for their services in 2019 in their respective officer capacities. Mr. Baum was not a director in 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kevin Bolin	-	-	-	-	-	-	-
Scott Whitney	7,000	-	-	-	-	-	7,000
Joel Mayersohn	7,000	-	-	-	-	-	7,000
Tristan Peitz	3,500	-	-	-	-	-	3,500
Christopher Nelson	-	-	-	-	-	-	-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners. As of April 13, 2020, there were no persons outside of management and Directors known to the Company to be the beneficial owner of more than five percent of any class of the registrant’s voting securities (including any “group” as that term is used in section 13(d)(3) of the Exchange Act). The percent of class is based on 56,997,460 shares of common stock issued and outstanding as of April 13, 2020.

Security ownership of management. The following information as of April 13, 2020, is provided for all current management and Directors as to each class of equity securities of the registrant or any of its parents or subsidiaries, including directors’ qualifying shares, beneficially owned by all directors and nominees, all stock options and stock appreciation rights that are vested or will vest within the following 60 days. The percent of class is based on 56,997,460 shares of common stock issued and outstanding as of April 13, 2020, and includes in the total outstanding the additional shares of common stock underlying any vested options (or vesting in the following 60 days) for the specific beneficial owner.

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	Kevin Bolin (1)	12,200,000	21.4%
Common	Christopher Nelson (2)	6,822,200	12.0%
Common	Joel Mayersohn (3)	2,051,842	3.6%
Common	Scott Whitney (4)	2,200,000	3.9%
Common	Tristan Peitz (5)	1,300,000	2.3%
Common	Douglas Baum (6)	-	-
Common	All Officers and Directors	24,574,042	43.1%

(1)	Mr. Bolin’s holdings include 2,200,000 vested stock options and 10,000,000 shares subject to forfeiture (see below).

(2)	Mr. Nelson’s holdings include 315,000 vested stock options and 5,000,000 shares subject to forfeiture (see below).

(3)	Mr. Mayersohn’s holdings include 1,996,000 vested stock options.

(4)	Mr. Whitney’s holdings are all vested stock options.

(5)	Mr. Peitz’s holdings are all vested stock options.

(6)	Mr. Baum’s holdings do not include 200,000 unvested stock options.

None of our officers and directors own any Preferred Stock or other classes of securities other than common stock options, and Bridge Notes under the Company’s Bridge Offering. Currently, there are no other shareholders that hold 5% or more of the total outstanding common stock of the company.

Forfeiture of Executive Shares

In December 2016, the Board of Directors approved for Mr. Bolin 10,000,000 shares of common stock, and for Mr. Nelson 5,000,000 shares of common stock, both as compensation and both subject to forfeiture provisions. These shares were issued in February 2017. The forfeiture provisions provide that during their employment: (1) the Company must complete at least $3 million in funding and (2) complete its first strategic acquisition. Other length of employment provisions in the forfeiture clauses were satisfied in July 2018. If these individuals do not fulfill their commitments and performance goals, the Board of Directors may in its full discretion, terminate the shares and retire them to treasury. Until such time, however, the shareholders may exercise all rights of voting and otherwise afforded to the common stock of the Company. Management believes these shares will vest and no longer be subject to forfeiture in 2020.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We had three independent directors serving on our Board of Directors as of the end of 2019 – Messrs. Whitney, Mayersohn and Peitz. While Mr. Mayersohn’s firm also serves as the Company’s corporate counsel, it was determined that the payments made for services from the Company to his firm are not material enough to create an issue with Mr. Mayersohn’s independence.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed and unbilled to the Company by our independent registered public accounting firm for professional services rendered for 2019 and 2018:

Fee Category	2019	2018
Audit Fees	$56,000	$140,798
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees - Consists of fees for professional services rendered by D. Brooks and Associates CPAs, P.A. in 2019 and 2018 for the audit of our annual consolidated financial statements, and the review of interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements of Q2Earth Inc., together with the report thereon of D. Brooks and Associates, CPAs, P.A., an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

(a)(2)	Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Form 8-K filed December 15, 2015 and Form 8-K filed December 23, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference to the Form 8-K filed December 23, 2010)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.01	Securities Purchase Agreement for Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.02	Original Issue Discount Senior Secured Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.03	Common Stock Purchase Warrant issued with Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.04	Security Agreement in connection with the Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.05	Agreement and Plan of Merger (incorporated by reference to the Form 8-K filed August 26, 2015)

10.06	Form of Warrant Agreement issued in connection with Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

10.07	Amended and Restated License Agreement with Cyclone (incorporated by reference to the Form 8-K filed November 18, 2015)

10.08	Form of Subscription Agreement for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.09	Form of Promissory Note for Convertible Note Bridge Offering (incorporated by reference to the Form 8-K filed April 4, 2017)

10.10	2016 Omnibus Equity Incentive Plan (incorporated by reference in the Form 10-K filed for the year ended December 31, 2017)

10.11	Employment Agreement with Kevin Bolin (incorporated by reference in the Form 10-K filed for the year ended December 31, 2017)

10.12	Employment Agreement with Christopher Nelson (incorporated by reference in the Form 10-K filed for the year ended December 31, 2017)

10.13	Transfer and Assignment Agreement dated November 9, 2018 between Q2Earth, Inc. and Earth Property Holdings, LLC (incorporated by reference in the Form 8-K filed on November 13, 2018)

10.14	Management Agreement dated November 9, 2018 between Q2Earth, Inc. and Earth Property Holdings, Inc. (incorporated by reference in the Form 8-K filed on November 13, 2018)

10.15	Limited Liability Company Agreement of Earth Property Holdings, Inc. dated November 9, 2018 (incorporated by reference in the Form 8-K filed on November 13, 2018)

10.16	Subscription Agreement for Class B Units in Earth Property Holdings LLC (incorporated by reference in the Form 8-K filed January 23, 2019)

10.17	Form of Amended and Restated Limited Liability Company Agreement of Earth Property Holdings LLC (incorporated by reference in the Form 8-K filed January 23, 2019)

10.18	Transaction Services Agreement dated May 17, 2019 between Q2Earth, Inc. and Community Eco Power LLC (incorporated by reference in the Form 8-K filed May 22, 2019)

21.1	Subsidiaries of the Company

31.1	302 Certification of Kevin Bolin, CEO

31.2	302 Certification of Principal Accounting Officer

32	906 Certification

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q2EARTH, INC.

Date: April 14, 2020	By:	/s/ Kevin Bolin
Kevin Bolin
Chairman and Chief Executive Officer,
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2020	By:	/s/ Kevin Bolin
Kevin Bolin
Chairman of the Board of Directors and CEO

Date: April 14, 2020	By:	/s/ Christopher M. Nelson
Christopher M. Nelson
President, General Counsel and Director

Date: April 14, 2020	By:	/s/ Joel Mayersohn
Joel Mayersohn
Director

Date: April 14, 2020	By:	/s/ Scott Whitney
Scott Whitney
Director

Date: April 14, 2020	By:	/s/ Tristan Peitz
Tristan Peitz
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Q2Earth, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Q2Earth, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Palm Beach Gardens, FL
April 14, 2020

Q2EARTH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$478	$160,035
Prepaid expenses and other assets	7,665	-
TOTAL CURRENT ASSETS	8,143	160,035

PROPERTY AND EQUIPMENT, NET	-	354

TOTAL ASSETS	$8,143	$160,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,948	$176,190
Accrued bonus	150,000	-
Notes payable – related party	788,500	-
Accrued interest – related party	15,426	-
Debentures – in default	165,000	165,000
Contract liabilities – related party	-	117,667
Convertible bridge notes, at fair value	2,440,090	-
TOTAL CURRENT LIABILITIES	3,799,964	458,856

Convertible bridge notes, at fair value	32,910	2,960,000

TOTAL LIABILITIES	3,832,874	3,418,856

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $748,604)	748,604	712,604

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 51,997,460 shares issued and outstanding at December 31, 2019 and December 31, 2018	5,199	5,199
Additional paid-in capital	6,470,676	6,390,961

Accumulated deficit	(11,049,210)	(10,367,231)
TOTAL STOCKHOLDERS’ DEFICIT	(4,573,335)	(3,971,071)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,143	$160,389

See notes to the consolidated financial statements.

Q2EARTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2019	2018

REVENUES - RELATED PARTIES	$916,667	$33,333

EXPENSES
Payroll	1,485,343	705,484
Professional fees	444,782	728,329
General and administrative	148,507	177,242
Total Expenses	2,078,632	1,611,055

LOSS FROM OPERATIONS	(1,161,965)	(1,577,722)

OTHER INCOME (EXPENSE)
Financing costs including interest	(556,303)	(346,017)
Loss on equity method investment	(21,588)	(50,000)
Change in fair value of convertible bridge notes	1,057,877	1,576,482
Total Other Income (Expense)	479,986	1,180,465

LOSS BEFORE INCOME TAXES	(681,979)	(397,257)

INCOME TAXES	-	-

NET LOSS	(681,979)	(397,257)

PREFERRED STOCK
Series A convertible contractual dividends	(36,000)	(40,768)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(717,979)	$(438,025)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	51,997,460	49,868,544

See notes to the consolidated financial statements

Q2EARTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2017	-	-	48,384,009	$4,838	$6,042,962	$(9,969,974)	$(3,922,174)

Issuance of stock to consultants for services	-	-	3,000,000	300	153,986	-	154,286

Amortization of stock option grants and restricted units	-	-	-	-	177,178	-	177,178

Series A, preferred stock contractual dividends	-	-	-	-	(40,768)	-	(40,768)

Conversion of bridge subscription to equity	-	-	613,451	61	57,603	-	57,664

Net loss year ended December 31, 2018	-	-	-	-	-	(397,257)	(397,257)

Balance, December 31, 2018	-	-	51,997,460	$5,199	$6,390,961	$(10,367,231)	$(3,971,071)

Issuance of stock to consultants for services	-	-	-	-	115,715	-	115,715

Series A, preferred stock contractual dividends	-	-	-	-	(36,000)	-	(36,000)

Net loss year ended December 31, 2019	-	-	-	-	-	(681,979)	(681,979)

Balance, December 31, 2019	-	-	51,997,460	$5,199	$6,470,676	$(11,049,210)	$(4,573,335)

See notes to consolidated financial statements.

Q2EARTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(681,979)	$(397,257)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	354	199
Loss on equity investment	21,588	50,000
Restricted shares issued for outside services	115,715	154,286
Amortization of stock option grants and restricted stock unit grants	-	177,178
Change in fair value of convertible bridge notes	(1,057,877)	(1,576,482)
Amortization of preferred stock discount	-	1,062
Amortization of debt issuance costs	5,000	5,000
Paid-in-kind interest - convertible bridge notes	535,877	339,146
Accrued interest – related party	15,426	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(7,665)	5,833
Increase in accounts payable and accrued expenses	43,170	54,730
Increase (decrease) in contract liabilities -related party	(117,667)	117,667
Increase accrued bonuses	150,000	-
Net cash used in operating activities	(978,057)	(1,068,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Earth Property Holdings LLC	-	(50,000)
Net cash used in investing activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties, net of issuance costs	788,500	-
Proceeds from convertible bridge notes, net of issuance costs	30,000	980,000
Net cash provided by financing activities	818,500	980,000

NET DECREASE IN CASH	(159,557)	(138,638)

CASH - Beginning of period	160,035	298,673

CASH - End of period	$478	$160,035

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$1,247
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in unconsolidated investee	$21,588	$-
Accrual of contractual dividends on Series A convertible preferred stock	$36,000	$40,768
Conversion of convertible bridge notes and accrued interest to 613,451 shares of common stock	$-	$57,664

See notes to the consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of managing compost and soil manufacturing facilities, and is pursuing a plan of strategic acquisitions and investments in this sector through an unconsolidated investee called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). Through EPH, the Company completed one acquisition in November 2018 and a second in January 2019. The Company owns a 18.5% equity interest in EPH and manages all of its operations pursuant to an eight-year management contract. The Company previously owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August 2017. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

Q2Power Corp. (the “Subsidiary” or “Q2P”) operated as an R&D company focused on the conversion of waste to energy and other valuable “reuse” products since July 2014. The operations of the Company have from 2014 until early 2017 been essentially those of the Subsidiary. In May 2016, the Company began exploring other synergistic business lines such as compost and soil manufacturing from wastewater biosolids and other waste feedstocks. In 2017, the Company formally shifted its focus from waste-to-energy technology R&D, including selling its technology to a license in August 2017, to facilitating the acquisition of, investment in, and operation of facilities that manufacture compost and sustainable soils from waste resources. The Company is also exploring other technology and business lines in the broader biosciences sector to either add to its soil health line, or transfer into over the following year.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

For the year ended December 31, 2019, the Company used cash in operating activities of $978,057 and incurred a loss of $681,978. The accumulated deficit since inception is $11,049,209, which was comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures totaling $165,000 and redeemable convertible preferred stock matured on July 1, 2019 and are currently in default. Management is in discussions with the holders to either extend the maturity dates or find an alternate settlement solution.

As of December 31, 2019, $2,741,908 of our convertible bridge notes, plus accrued and capitalized interest which was $1,046,502 as of December 31, 2019, will mature beginning in March 2020 through October 2020 with an additional $32,910 in principal and accrued interest maturing in 2021; provided however, all bridge note that were due to mature on March 31, 2020 have been extended by agreement with the holders until June 15, 2020.

As of December 31, 2019, the Company had a working capital deficit of $3,791,821

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

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In 2018 and 2019, the Company raised an additional $980,000 and $30,000, respectively, in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”). As of December 31, 2019, a total principal amount of $2,801,908 and approximately $1,052,322 of accrued interest remains due on the Bridge Offering notes.

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

In May 2019, the Company signed a services agreement with Community Eco Power, LLC (“CECO”) to assist that company complete an acquisition of two waste-to-power facilities in New England, and to assist management transition operations over the following six months. The acquisition closed on May 15, 2019. Two of the Company’s officers and directors each own minority equity stakes in CECO. The fee for the Company’s services was $250,000, all of which was recognized as revenue in 2019.

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

Management is aware of the Company’s liquidity and going concern issues and is taking steps to improve its negative cashflow. Management may be able to facilitate additional acquisitions through EPH in 2020, and upon the completion of such transactions, may receive additional management fees to oversee the operations of EPH and its subsidiaries. However, this agreement can be terminated at-will by EPH. Further, management is pursuing other revenue producing contracts and opportunities for the Company including licensing or developing soil science and product brands that can generate revenue through sublicenses and soil sales either from EPH or other companies, looking at synergistic business lines in agricultural technology and the broader biosciences sector, and also utilizing its experience in completing acquisitions to help facilitate non-competitive transactions for third parties for a fee.

In the second quarter of 2019, the Company licensed soil technology called ABS from Agrarian Technologies, Inc., for which the Company is currently pursuing sales and distributorship agreements but has not yet been able to generate any material revenue from these activities. The Company pays a minimum royalty under this license agreement to the licensor of $7,500 per quarter, $15,000 of which has been accrued but not paid as of December 31, 2019; and then pays royalties on the sales of the ABS product based on volume sold to the extent such volume royalties exceed the minimum royalties. Management may also seek to raise additional capital through equity and debt offerings.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiary, unless the context otherwise requires.

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at two financial institutions and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of December 31, 2019 and 2018.

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

Revenue for services in 2018 and 2019 included two contracts where the Company was paid for management of related entities. In its review, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies a specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

The management services to be provided to the Company’s related parties are performance obligations satisfied evenly over a period of time. Therefore, revenue from these management service agreements are recognized on a straight-line basis over the service period.

During the year ended December 31, 2019, revenues generated by the Company were from two customers both of which are related to the Company. During the year ended December 31, 2018, revenues generated by the Company were from one customer related to the Company.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At December 31, 2019, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 3,153,845 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 71,466,785 shares that may be converted from Bridge Notes (based upon an assumed conversion price at December 31, 2019 of $0.084 per share), and 7,486,040 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At December 31, 2018, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures (not inclusive of shares that may be converted from Bridge Notes, as the valuation and corresponding share price were not determinable at such time), 37,970,259 shares that may be converted from Bridge Notes (based upon an assumed conversion price at December 31, 2019 of $0.082 per share) and 7,126,040 shares from the conversion of redeemable convertible preferred stock.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, requiring management to recognize any right-to-use-asset and lease liability on the statement of financial position for those leases previously classified as operating leases. The criteria used to determine such classification is essentially the same as under the previous guidance, but it is more subjective. The lessee would classify the lease as a finance lease if certain criteria at lease commencement are met. This ASU is effective for fiscal years beginning after December 15, 2018. Effective January 1, 2019 the Company adopted ASU 2016-02 which did not have an impact on the consolidated financial statements of the Company as the Company has no leases that meet the scope of ASC 842.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. Effective January 1, 2019 the Company adopted ASC 2018-07 and it did not have an impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2019 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

Approximately 75% of the Company’s revenue for the year ended December 31, 2019 was from fees earned from its equity method investment, EPH, under a management agreement. This is currently the Company’s primary source of on-going revenue, and that agreement is terminable at will by EPH. See Note 5. The remaining 25% of revenues was earned under the Company’s services agreement with CECO in the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, all revenue of the Company was earned from related parties.

NOTE 4 –PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
Furniture and computers	$-	$1,328
Total	-	1,328
Accumulated depreciation	-	(974)
Net property and equipment	$-	$354

Depreciation expense for the years ended December 31, 2019 and 2018 was $354 and $199 respectively.

NOTE 5 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the 2018 fiscal year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors. The Class B units only receive value after all Class A unit holders receive a full return on their investment plus an 8% annual PIK dividend. The $21,588 remains due at December 31, 2019 and is included in accounts payable and accrued expenses on the consolidated balance sheets. The carrying value of the investment remains at zero at December 31, 2019 due to continued losses incurred by EPH. The loss in equity investment has been presented on the consolidated statement of operations for the years ended December 31, 2019 and 2018. There were no distributions received from the equity method investment in 2019 or 2018.

In 2019, EPH issued an additional 70,057 Class A Units in consideration for $616,500 additional investments. The Company did not purchase additional Class B Units during this time, and as a result, its equity stake in EPH was diluted to 18.5%. Management expects this equity percentage to be significantly diluted in the following reporting periods as EPH raises additional capital to further its acquisition strategy. While the Company can invest alongside these new investments, management does not anticipate the Company will have the funds to do so.

For the year ended December 31, 2019, EPH generated unaudited revenue of $10,975,935 and recorded an unaudited net loss of $1,390,292. The net loss was due in material part from fees paid to the Company under its Management Agreement, as well as expenses incurred in connection with an acquisition closing on January 18, 2019, and related funding activities.

See Note 7 for transactions with our equity method investment during the years ended December 31, 2019 and 2018.

NOTE 6 – CONTRACT LIABILITIES

The Company had no contract liabilities as of December 31, 2019. As of December 31, 2018, the Company had $117,667 of contract liabilities in connection with its management agreement with EPH.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company currently maintains an executive office in Florida, which is leased by an investment firm in which the Company’s President previously served as an officer but never held any equity or voting rights. The Company has no formal agreement for this space and pays no rent.

In May 2018, the Company received $12,500 from its Chief Executive Officer and a Director in the Follow-On Bridge Offering (see Note 9).

During the years ended December 31, 2019 and 2018, the Company received an additional $549,000 and $151,000 from its equity method investee (see Note 5) for prepaid management fees. As of December 31, 2019 and 2018, $0 and $117,667 of these prepaid management fees remain as contract liabilities. During the years ended December 31, 2019 and 2018, the Company recognized $666,667 and $33,333 as revenues based on the service period which have been presented as revenues – related parties on the consolidated statement of operations.

During the year ended December 31, 2019, the Company received $788,500 from EPH under multiple demand notes payable with interest payable at 6% annually. This has been presented as note payable – related party on the consolidated balance sheets. As of December 31, 2019, accrued interest on these notes payable was $15,426 as presented on the consolidated balance sheets.

During the year ended December 31, 2019, the Company earned $250,000 in service fees under its management agreement with CECO which have been presented as revenues – related parties on the consolidated statement of operations. Two of the Company’s officers and directors each own minority equity stakes in CECO.

During the years ended December 31, 2019 and 2018, the Company incurred approximately $12,00 and $48,000, in legal fees with a law firm in which the Company’s audit committee chair is an employee. As of December 31, 2019 and 2018, accounts payable and accrued expenses include $10,575 and $30,000, respectively, for legal fees due to the law firm for services.

In May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary bio-stimulant. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. As part of the transaction, the Company hired the principal owner of Agrarian and inventor of its technology to serve as the Company’s vice president of product development (“VP”). The license agreement provides the Company exclusivity for the Agrarian technology for the longer of two years or the term of the VP with the Company plus an additional two years; provided however, if VP is terminated without cause, such exclusivity would concurrently terminate. The license agreement requires quarterly licensing fees based on a percentage of sales and a minimum fee of $30,000 per year paid quarterly. As of December 31, 2019, $15,000 of license fees have been accrued and included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 8 – NOTES PAYABLE AND DEBENTURES

In March 2017, the Company entered into a Modification and Extension Agreement with two holders of its Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) to extend the maturity date to July 31, 2017, reset the conversion price from $0.21 to $0.15, and waive any defaults under the Debentures from the expiration of the maturity date or otherwise. In March 2018, the Company and holders extended the maturity date of the Debentures until July 31, 2018 in return for a reduction of the conversion price to $0.10 per share. In March 2019, the Company and the holders again extended the maturity date of the debentures to July 1, 2019 for no additional consideration. The exercise price of the warrants that were issued with the Debentures (the “Warrants”), which had been reset to $0.50 per verbal agreement of the parties in the third quarter of 2016, was formally documented under the March 2017 modification agreement. The Debentures do not bear interest but contain an Original Issue Discount of $20,750. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures and Warrants contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. As of December 31, 2019 and 2018, the aggregate outstanding principal amount of the two Debentures was $165,000. The Debentures are currently in default and the Company is in negotiations with the holders to reach a new modification agreement or other resolution. If a resolution cannot be reached, the holder can accelerate all payments due, demand default interest, foreclose on the assets of the Company, or pursue other legal remedies available to it. The Warrants expired in 2019.

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

The Bridge Notes from the Bridge Offering and the Follow-On Bridge Offering conducted in 2018 and 2019 convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. As of the date of filing, the Company has not completed an Equity Offering defined in the Bridge Notes.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. The fair value recorded as of December 31, 2019 was $2,473,000 (see Note 9) and the principal amount due was $2,801,908. The change in fair value resulted in a gain for the year ended December 31, 2019 of $1,057,877. The fair value recorded as of December 31, 2018 was $2,960,000 (see Note 9) and the principal amount due was $2,771,908. The change in fair value resulted in a gain for the year ended December 31, 2018 of $1,576,482.

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

As of March 31, 2020, approximately 23 of the Bridge Notes with a principal balance of $1,743,256 were due to mature. The Company received extensions from the holders of the maturity date until June 15, 2020. No additional consideration was paid to the holders for their agreement to extend the maturity date.

NOTE 9 – FAIR VALUE MEASUREMENT

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

As disclosed in Note 8, the Bridge Notes are reported at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period.

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at December 31, 2019 and 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	December 31, 2019	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,473,000	$-	$-	$2,473,000
Total	$2,473,000	$-	$-	$2,473,000

	Fair value at
	December 31, 2018	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,960,000	$-	$-	$2,960,000
Total	$2,960,000	$-	$-	$2,960,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Year Ended December 31, 2019
Fair value, December 31, 2018	$2,960,000
Issuances of debt	30,000
Accrued interest	535,877
Amortization of debt issuance costs	5,000
Net unrealized gain on convertible bridge notes	(1,057,877)
Fair value, December 31, 2019	$2,473,000

Year Ended December 31, 2018
Fair value, December 31, 2017	$3,270,000
Issuances of debt	980,000
Accrued interest	339,146
Conversions of debt and accrued interest to shares of common stock	(57,664)
Amortization of debt issuance costs	5,000
Net unrealized gain on convertible bridge notes	(1,576,482)
Fair value, December 31, 2018	$2,960,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at December 31, 2019: dividend yield of -0-%, volatility of 160.8%, risk free rate of 1.55% and an expected term of .25 years. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%. The following assumptions were used to value the Company’s convertible Bridge Notes at December 31, 2018: dividend yield of -0-%, volatility of 170%, risk free rate of 2.59% and an expected term of 1.25 years. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%.

NOTE 10 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2019 and 2018 (computed by applying the U.S. Federal corporate tax rate of 21 percent to the loss before taxes) is as follows:

	2019	2018
Tax benefit at U.S. statutory rate	$143,216	$72,924
State taxes, net of federal benefit	35,189	15,088
Change in fair value of convertible bridge notes and derivatives	222,129	339,559
Other permanent differences	37,509	2,551
Change in valuation allowance	(438,042)	(490,122)
	$—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Net operating loss carry-forward	$2,229,303	$1,830,186
Accrued expenses	87,888	46,069
Stock based compensation	44,861	44,861
Deferred revenue	—	2,551
Depreciation expense	—	343
Net deferred tax assets	2,362,052	1,924,010
Valuation allowance	(2,362,052)	(1,924,010)
Total net deferred tax asset	$—	$—

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

At December 31, 2019 and 2018, the Company had net deferred tax assets of $2,362,052 and $1,924,010 principally arising from net operating loss carry-forwards for income tax purposes (“NOLs”). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2019 and 2018. At December 31, 2019, the Company has net operating loss carry forwards totaling approximately $8,795,000. The potential tax benefit arising from the NOLs of approximately $5,474,000 from the period prior to the Act’s effective date will begin to expire in 2034. The potential tax benefit arising from the net operating loss carryforward of approximately $3,321,000 generated from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations. The Company is delinquent in filing its federal tax returns for several of the previous year periods since inception. Therefore, all tax years since the Company’s inception remain open for examination. Management has retained a tax professional to assist in bringing these filings current.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (“IRC”). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the year ended December 31, 2019 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

NOTE 11 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

The Company did not issue any common shares in 2019. In 2018, the Company issued 3,000,000 fully vested shares of common stock in connection with a seven-month services agreement that ended March 31, 2019. The Company measured the fair value of the common stock issued based on the market price on contract execution date as no specific performance by the grantee is required to retain the issued shares. For the years ended December 31, 2019 and 2018, we recognized $115,714 and $154,286 of compensation expense for this service agreement based on the total fair value of shares issued of $270,000 and the term of the service agreement.

The Company also issued 613,451 shares of common stock in 2018 in connection with the conversion of $50,000 of principal plus $7,664 of interest on the Bridge Notes (see Note 8).

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

Management has determined that the Preferred Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder, which only occurs if the Preferred Stock is not converted to common stock. Therefore, management has presented the Preferred Stock outside of permanent equity as mezzanine equity, which does not factor into the totals of either liabilities or equity.

The Preferred Stock carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period. They add to the redemption value of the stock; however, as the Company shows an accumulated deficit, the charge has been recognized in additional paid-in capital.

Warrants

During the year ended December 31, 2019 and 2018, the Company did not issue any warrants and 2,033,500 and 0 warrants expired, respectively. The following is a summary of all outstanding common stock warrants as of December 31, 2019:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	0.95
Warrants issued in connection with a services contract	1,000,000	$0.20	0.48
Warrants issued in connection with a services contract	1,000,000	$0.35	0.48

During the year ended December 31, 2018, we committed to issuing warrants to purchase 150,000 shares of common stock at $.04 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of December 31, 2019.

NOTE 12 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

On July 31, 2014, the Board of Directors of Q2P approved the Founders Stock Option Plan (“Founders Plan”) and the 2014 Employee Stock Option Plan (the “2014 Plan”), collectively the “Option Plans”. The Option Plans were developed to provide a means whereby directors and selected employees, officers, consultants, and advisors of the Company may be granted incentive or non-qualified stock options to purchase restricted common stock of the Company. On February 25, 2016, to accommodate the appointment of new Board members and additional incentive stock options and stock grants to key employees of the Company, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which allowed for an additional four million shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased to 10 million shares by Board resolution and amendment to the 2016 Plan in 2017. The 2016 Plan, as amended, was approved by the Company’s shareholders in January 2020.

The Company did not issue any stock options or equity compensation in 2019. In June 2018, the Company issued a total of 1,600,000 common stock options under the 2016 Plan to three independent Board members and one Board observer. The options vested one-half immediately and the balance in 6 months, with a 10-year term and exercisable at $0.10 per share. The options were valued at $64,440 (pursuant to the Black Scholes valuation model, and as shown in the table detailing the calculation of fair value below), based on an exercise price of $0.10 per share and estimated expected term of 3.0 years.

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

Total stock-based compensation to employees and non-employees for the year ended December 31, 2018 was $177,178. There was no stock-based compensation recognized in 2019 related to stock options.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period from December 31, 2018 through December 31, 2019 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2017	6,915,480	$0.21	4.6
Options issued	1,600,000	0.10	8.3
Options exercised	-
Options cancelled	-
Balance, December 31, 2018	8,515,480	$0.12	5.5
Balance, December 31, 2019	8,515,480	$0.12	4.5

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2019	8,515,480	$0.19	5.00

The fair value of new stock options granted and repriced stock options using the Black-Scholes option pricing model was calculated using the following assumptions for the year ended December 31, 2018:

Year Ended December 31, 2018
Risk free interest rate	2.61 – 2.66%
Expected volatility	131.4%
Expected dividend yield	0%
Expected term in years	3.0
Average value per options	$ 0.04 – 0.05

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

Pursuant to a services agreement signed in 2018, an additional 150,000 warrants with a five-year term and exercisable at $0.04 per share are issuable to the provider but were not formally issued in 2018 or 2019 and are not considered outstanding.

As disclosed in Note 7, in May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. The agreement is 10-years with renewal terms, and provides Agrarian royalties based on the sale of the ABS formula including minimum annual guarantees of $30,000 paid quarterly.

NOTE 14 - SUBSEQUENT EVENTS

In January 2020, the Board hereby authorized an award of 1 million common stock options each to two of the Company’s independent directors, and 500,000 common stock options each to another independent director and Board observer, all at an exercise strike price of $0.02, vesting immediately and with a 10 year term. In addition the Board approved a reduction of the exercise price for all outstanding stock options held by the Board and executive officers to $0.02 per share, and an amendment to their terms to provide that such options shall not terminate or expire if such individuals are removed, resign or are otherwise replaced on the Board or in their officer positions, unless such removal is for cause.

In January 2020, the Board appointed Douglas R. Baum as a director of Q2Earth, effective immediately. Mr. Baum was granted a 5-year option to purchase 200,000 shares of the Company’s commons stock exercisable at $0.02 per share. The options vest one-half in 12 months and the balance in 24 months.

In January 2020, the Company issued 5 million restricted common shares to a service provider pursuant to a six month investor relations agreement.

On February 7, 2020, the Company held a Special Meeting of Stockholders (the “Special Meeting”) in Florida. The final results of voting for each matter submitted to a vote were as follows:

●	The proposal to amend the Company’s Certificate of Incorporation (the “Charter”) to increase the authorized number of our shares of Common Stock from 100,000,000 to 300,000,000 shares was approved with a vote of 30,938,676 shares FOR and 4,172,313 shares AGAINST the proposal.

●	The proposal to amend the Company’s Charter to effect a reverse stock split of the outstanding shares of the Company’s Common Stock by a ratio of not less than 1:2 shares and not more than 1:25 shares, with the exact ratio to be set at a whole number within this range by the Board of Directors of the Company in its sole discretion, was approved with a vote of 32,034,165 shares FOR and 3,072,686 shares AGAINST the proposal.

●	The proposal to adopt the Amended Omnibus Equity Incentive Plan was approved with a vote of 25,594,768 shares FOR and 2,333,068 shares AGAINST the proposal, with 455,735 shares abstaining from the vote.

As of April 14, 2020, the Company has not yet filed amendments to its Charter to increase the number of authorized Common Stock or to institute a reverse split.

