Form 10-Q
period 2020-03-31
Q2Earth Inc.
filed 2020-05-20
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: March 31, 2020

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

May 19, 2020: Common – 56,997,460

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash	$664	$478
Prepaid expenses and other assets	3,416	7,665
TOTAL CURRENT ASSETS	4,080	8,143

TOTAL ASSETS	$4,080	$8,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$290,608	$240,948
Accrued payroll and related expenses	76,765	-
Accrued bonus	150,000	150,000
Notes payable - related party	936,173	788,500
Accrued interest - related party	28,507	15,426
Debentures	165,000	165,000
Convertible bridge notes, at fair value	2,539,968	2,440,090
TOTAL CURRENT LIABILITIES	4,187,021	3,799,964

Convertible bridge notes, at fair value	34,032	32,910

TOTAL LIABILITIES	4,221,053	3,832,874

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $756,921)	756,921	748,604

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 56,997,460 and 51,997,460 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5,699	5,199
Additional paid-in capital	6,536,186	6,470,676
Deferred stock-based compensation	(29,167)	-
Accumulated deficit	(11,486,612)	(11,049,210)
TOTAL STOCKHOLDERS’ DEFICIT	(4,973,894)	(4,573,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,080	$8,143

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2020	2019

REVENUES-RELATED PARTY	$174,999	$173,810

EXPENSES
Payroll and related expenses	314,670	565,073
Professional fees	98,223	140,029
General and administrative	85,426	61,670
Total Expenses	498,319	766,772

LOSS FROM OPERATIONS	(323,320)	(592,962)

OTHER INCOME (EXPENSE)
Financing costs including interest	(145,439)	(141,126)
Change in fair value of convertible bridge notes	31,357	250,188
Loss on equity method investment	-	(21,588)
Total Other Income (Expense)	(114,082)	87,474

LOSS BEFORE INCOME TAXES	(437,402)	(505,488)

INCOME TAXES	-	-

NET LOSS	(437,402)	(505,488)

PREFERRED STOCK
Series A convertible contractual dividends	(8,317)	(8,877)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(445,719)	$(514,365)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	56,108,571	51,997,460

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid In	Stock-based	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2018	-	-	51,997,460	$5,199	$6,390,961	$-	$(10,367,231)	$(3,971,071)

Stock-based compensation for services	-	-	-	-	115,714	-	-	115,714

Series A, preferred stock contractual dividends	-	-	-	-	(8,876)	-	-	(8,876)

Net loss period ended March 31, 2019	-	-	-	-	-	-	(505,488)	(505,488)

Balance, March 31, 2019	-	-	51,997,460	$5,199	$6,497,799	$-	$(10,872,719)	$(4,369,721)

Balance, December 31, 2019	-	-	51,997,460	$5,199	$6,470,676	$-	$(11,049,210)	$(4,573,335)

Stock-based compensation for services	-	-	5,000,000	500	49,500	(29,167)	-	20,833

Stock-based compensation expense and stock option modification	-	-	-	-	24,327	-	-	24,327

Series A, preferred stock contractual dividends	-	-	-	-	(8,317)	-	-	(8,317)

Net loss period ended March 31, 2020	-	-	-	-	-	-	(437,402)	(437,402)

Balance, March 31, 2020	-	-	56,997,460	$5,699	$6,536,186	$(29,167)	$(11,486,612)	$(4,973,893)

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(437,402)	$(505,488)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	-	133
Loss on equity investment	-	21,588
Stock-based compensation for services	20,833	115,714
Stock-based compensation and stock option modification	24,327	-
Change in fair value of convertible bridge notes	(31,357)	(250,188)
Amortization of debt issuance costs	1,250	1,250
Paid-in-kind interest - convertible bridge notes	131,107	138,938
Accrued interest - related party	13,082	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	4,249	(3,387)
Increase in accounts payable and accrued expenses	49,660	149,075
Increase in accrued payroll and related expenses	76,765	-
Increase in contract liabilities - related party	-	375,190
Net cash provided by (used in) operating activities	(147,486)	42,825

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	147,672	62,500
Net cash provided by financing activities	147,672	62,500

NET INCREASE IN CASH	186	105,325

CASH - Beginning of period	478	160,035

CASH - End of period	$664	$265,360

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in unconsolidated investee	$-	$21,588
Accrual of contractual dividends on Series A convertible preferred stock	$8,317	$8,876

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

For the three months ended March 31, 2020, the Company used cash in operating activities of $147,486 and incurred a loss of $437,402. The accumulated deficit since inception is $11,486,612, which was comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures totaling $165,000 and redeemable convertible preferred stock matured on July 1, 2019 and are currently in default. Management is in discussions with the holders to either extend the maturity dates or find an alternate settlement solution.

As of March 31, 2020, $2,771,908 of convertible bridge notes plus accrued and capitalized interest of $1,180,526, will begin to mature through October 2020 with an additional $34,032 in principal and accrued interest maturing in 2021; provided however, all bridge note that were due to mature on March 31, 2020 have been extended by agreement with the holders until June 15, 2020.

As of March 31, 2020, the Company had a working capital deficit of $4,182,941.

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

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In 2018 and 2019, the Company raised an additional $980,000 and $30,000, respectively, in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”). As of March 31, 2020, a total principal amount of $2,801,908 and approximately $1,183,429 of accrued interest remains due on the Bridge Offering notes.

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

The Company’s net loss resulted largely from the funding of activities related to the execution of the Company’s business strategy of facilitating the acquisition of and investment in and managing compost manufacturing businesses, including conducting due diligence and incurring consulting and professional expenses and hiring additional employees to support these operations, as well as ongoing general and administrative expenses.

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

In the second quarter of 2019, the Company licensed soil technology called ABS from Agrarian Technologies, Inc., for which the Company is currently pursuing sales and distributorship agreements but has not yet been able to generate any material revenue from these activities. The Company pays a minimum royalty under this license agreement to the licensor of $7,500 per quarter, $22,500 of which has been accrued but not paid as of March 31, 2020; and then pays royalties on the sales of the ABS product based on volume sold to the extent such volume royalties exceed the minimum royalties. Management may also seek to raise additional capital through equity and debt offerings.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiary, unless the context otherwise requires.

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at two financial institutions and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of March 31, 2020 and 2019.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers (“ASC 606”) and all the related amendments.

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

Revenue for services in 2020 and 2019 included contracts where the Company was paid for management of related entities. In its review, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies a specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

The management services to be provided to the Company’s related parties are performance obligations satisfied evenly over a period of time. Therefore, revenue from these management service agreements are recognized on a straight-line basis over the service period.

During the three months ended March 31, 2020 and 2019, revenues generated by the Company were from one customer which is related to the Company.

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

Equity Method Investment

Investments in partnerships, joint ventures and less-than majority-owned subsidiaries in which the Company has significant influence are accounted for under the equity method. The Company’s consolidated net loss includes the Company’s proportionate share of the net income or loss of the Company’s equity method investee. The Company’s proportionate share of net income from its equity method investee, increases income (loss) — net in the consolidated statements of operations and the carrying value in that investment. Conversely, the Company’s proportionate share of a net loss from its equity method investee, decreases income (loss) — net in the consolidated statements of income and the carrying value in that investment. The Company’s proportionate share of the net income or loss of any equity method investees includes significant operating and nonoperating items recorded by the Company’s equity method investee. These items can have a significant impact on the amount of income (loss) — net in the consolidated statements of operations and the carrying value in those investments.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At March 31, 2020, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 11,715,480 shares from common stock options, 3,153,845 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 50,314,284 shares that may be converted from Bridge Notes (based upon an assumed conversion price at March 31, 2020 of $0.079 per share), and 7,569,210 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At March 31, 2019, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 41,984,478 shares that may be converted from Bridge Notes (based upon an assumed conversion price at March 31, 2019 of $0.082 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions).

Significant Estimates

U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the fair value of stock based compensation, the fair value of convertible bridge notes, and the assessment and recognition of income taxes and contingencies. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In August 2018, the FASB issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. The Company adopted this guidance effective January 1, 2020 and the adoption did not have a material impact on the condensed consolidated financial statements and disclosures.

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

All of the Company’s revenue for the three months ended March 31, 2020 and 2019 was from fees earned from its equity method investment, EPH, under a management agreement. This is currently the Company’s primary source of on-going revenue, and that agreement is terminable at will by EPH. See Note 4.

NOTE 4 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the 2018 fiscal year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors. The Class B units only receive value after all Class A unit holders receive a full return on their investment plus an 8% annual PIK dividend. The $21,588 remains due at March 31, 2020 and December 31, 2019 and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The carrying value of the investment remains at zero at March 31, 2020 and December 31, 2019 due to continued losses incurred by EPH. The loss in equity investment has been presented on the condensed consolidated statement of operations for the three-month periods ended March 31, 2020 and 2019. There were no distributions received from the equity method investment in 2020 or 2019.

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

For the quarter ended March 31, 2020, EPH generated unaudited revenue of $2,673,880 and recorded an unaudited net loss of $563,626.

See Note 5 for transactions with our equity method investment during the three-month periods ended March 31, 2020 and 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently maintains an executive office in Florida, which is leased by an investment firm in which the Company’s President previously served as an officer but never held any equity or voting rights. The Company has no formal agreement for this space and pays no rent.

During the three months ended March 31, 2020 and 2019, the Company recognized $174,999 and $173,810 as revenues based on management services provided to the Company’s equity method investee (see Note 4) which have been presented as revenues – related party on the condensed consolidated statement of operations.

During the year ended December 31, 2019, the Company received $788,500 from EPH under multiple demand notes payable with interest payable at 6% annually. This has been presented as note payable – related party on the condensed consolidated balance sheets. During the three months ended March 31, 2020, the Company received an additional $147,672 from EPH as a note payable with interest payable at 6% annually. As of March 31, 2020 and December 31, 2019, accrued interest on these notes payable was $28,507 and $15,426 as presented on the condensed consolidated balance sheets.

During the three months ended March 31, 2020 and 2019, the Company incurred approximately $27,104 and $0, in legal fees with a law firm in which the Company’s audit committee chair is an employee. As of March 31, 2020 and December 31, 2019, accounts payable and accrued expenses include $37,679 and $10,575, respectively, for legal fees due to the law firm for services.

In May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary bio-stimulant. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. As part of the transaction, the Company hired the principal owner of Agrarian and inventor of its technology to serve as the Company’s vice president of product development (“VP”). The license agreement provides the Company exclusivity for the Agrarian technology for the longer of two years or the term of the VP with the Company plus an additional two years; provided however, if VP is terminated without cause, such exclusivity would concurrently terminate. The license agreement requires quarterly licensing fees based on a percentage of sales and a minimum fee of $30,000 per year paid quarterly. As of March 31, 2020 and December 31, 2019, $22,500 and $15,000 of license fees have been accrued and included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 6 – NOTES PAYABLE AND DEBENTURES

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) with two holders in the aggregate amount of $165,000 as of March 31, 2020 and December 31, 2019, and which currently are convertible at $0.10 per share and were due July 1, 2019. All assets of the Company are secured under the Debentures, including our Subsidiary and its assets. The Debentures contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. The Debentures are currently in default and the Company is in negotiations with the holders to reach a new modification agreement or other resolution. If a resolution cannot be reached, the holder can accelerate all payments due, demand default interest, foreclose on the assets of the Company, or pursue other legal remedies available to it.

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The estimated fair value of the Bridge Notes as of March 31, 2020 and December 31, 2019 was $2,574,000 and $2,473,000 (see Note 7) and the principal amount due was $2,801,908. The change in fair value resulted in a gain for the three months ended March 31, 2020 and 2019 of $31,357 and $250,188, respectively, which is presented as change in fair value of convertible bridge notes on the condensed consolidated statements of operations.

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

As disclosed in Note 6, the Bridge Notes are reported at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as a component of other income (expense) in each reporting period.

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at December 31, 2019 and 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	March 31, 2020	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,574,000	$-	$-	$2,574,000
Total	$2,574,000	$-	$-	$2,574,000

	Fair value at
	December 31, 2019	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,473,000	$-	$-	$2,473,000
Total	$2,473,000	$-	$-	$2,473,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Three Months Ended March 31, 2020
Fair value, December 31, 2019	$2,473,000
Accrued interest	131,107
Amortization of debt issuance costs	1,250
Net unrealized gain on convertible bridge notes	(31,357)
Fair value, March 31, 2020	$2,574,000

Three Months Ended March 31, 2019
Fair value, December 31, 2018	$2,960,000
Accrued interest	138,938
Amortization of debt issuance costs	1,250
Net unrealized gain on convertible bridge notes	(250,188)
Fair value, March 31, 2019	$2,850,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at March 31, 2020: dividend yield of -0-%, volatility of 158.1%, risk free rate of 0.09% and an expected term of .25 years. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%. The following assumptions were used to value the Company’s convertible Bridge Notes at March 31, 2019: dividend yield of -0-%, volatility of 135%, risk free rate of 2.43% and an expected term of 1 year. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 23%.

NOTE 8 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

On February 7, 2020, the Company’s stockholders approved an increase in the Company’s authorized common shares from 100,000,000 to 300,000,000.

The Company issued 5,000,000 shares of common stock in the first quarter of 2020 in connection with a services contract valued at $50,000, which is being expensed over the six-month service term of the contract. During the three months ended March 31, 2020, the Company recognized $20,833 of stock-based compensation which is included in professional fees on the condensed consolidated statement of operations. The Company measured the fair value of the common stock issued based on the market price on contract execution date as no specific performance by the grantee is required to retain the issued shares.

During the three months March 31, 2019, the Company recognized $115,714 of stock-based compensation in connection with a six-month service contract which is included in professional fees on the condensed consolidated statement of operations.

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

Warrants

During the three months ended March 31, 2020, the Company did not issue any warrants nor did any warrants expire. The following is a summary of all outstanding common stock warrants as of March 31, 2020:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	0.85
Warrants issued in connection with a services contract	1,000,000	$0.20	0.23
Warrants issued in connection with a services contract	1,000,000	$0.35	0.23

During the year ended December 31, 2018, we committed to issuing warrants to purchase 150,000 shares of common stock at $.04 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of March 31, 2020.

NOTE 9 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

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

The Company issued 3,200,000 stock options in the first three months of 2020, one million each to two of the Company’s independent directors, 500,000 each to one other independent director and one Board observer, and 200,000 to a new director. The options issued to the current directors and Board obverse were fully vested upon issuance, are exercisable at a price of $0.02 per share, and expire ten years after issuance. The 200,000 options to the new director vest half in 12 months and the balance in 24 months, expire in five years, and are exercisable at $0.02 per share. The options were valued at $18,023 (pursuant to the Black Scholes valuation model see below), based on an exercise price of $0.02 per share and estimated expected term of 5.0 years. The Company did not issue any stock options in the first three months of 2019.

Option Repricing

On January 6, 2020, the compensation committee of the Company’s Board of Directors, approved a one-time stock option repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions became effective on January 6, 2020. Under the Option Repricing, Eligible Options with an exercise price at or above $0.10 per share (representing an aggregate of 6,311,000 options, or 54% of the total outstanding) were amended to reduce such exercise price to $0.02.

The impact of the Option Repricing was a one-time incremental non-cash charge of $6,304, which was recorded as stock option expense in the first quarter of 2020 which is included in general and administrative expenses on the condensed consolidated statement of operations.

Total stock-based compensation for stock options issued and the one-time incremental charge for the Option Repricing for the three months ended March 31, 2020 was $24,327. There was no stock-based compensation recognized in 2019 related to stock options.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the period March 31, 2020 is as follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2019	8,515,480	$0.12	4.5
Options issued	3,200,000	0.02	9.8
Balance, March 31, 2020	11,715,480	0.07	6.5

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, March 31, 2020	11,515,480	$0.07	6.5

The fair value of new stock options granted and repriced stock options using the Black-Scholes option pricing model was calculated using the following assumptions for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Risk free interest rate	1.610%
Expected volatility	149.67%
Expected dividend yield	-%
Expected term in years	5.0

Expected volatility is based on historical volatility of a group of 4 comparable companies, due to the low trading volume of the Company’s own stock. Short Term U.S. Treasury rates were utilized as the risk-free interest rate. The expected term of the options was calculated using the alternative simplified method codified as ASC 718 “Accounting for Stock Based Compensation,” which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all issuances.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to a services agreement signed in 2018, an additional 150,000 warrants with a five-year term and exercisable at $0.04 per share are issuable to the provider but have not formally been issued as of March 31, 2020 and are not considered outstanding.

As disclosed in Note 5, in May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. The agreement is 10-years with renewal terms, and provides Agrarian royalties based on the sale of the ABS formula including minimum annual guarantees of $30,000 paid quarterly.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. Accordingly, while the Company does not anticipate an impact on its operations, the Company cannot estimate the duration of the pandemic and potential impact on its business. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business, including a possible delay in the Company’s ability to raise money. At this time, the Company is unable to estimate the impact of this event on its operations.

NOTE 11 - SUBSEQUENT EVENTS

On April 20, 2020, the Company established QSAM Therapeutics Inc. (“QSAM”), as a wholly-owned subsidiary incorporated in the state of Texas. On the same date, QSAM executed a Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL Pharma, Inc. (“IGL”).

The License Agreement provides QSAM with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to Samaium-153 DOTMP (the “Technology”), a clinical stage novel radiopharmaceutical meant to treat different types of bone cancer and related diseases. The Technology was developed by ISO Therapeutics Group, LLC (“ISO”) and previously transferred to IGL, a company majority owned by the founders of ISO. The License Agreement also transfers to QSAM the rights to the product name CycloSam for the Technology, and provides QSAM a first right of refusal to license other IGL/ISO technologies in the future.

The License Agreement is for 20 years or until the expiration of the multiple patents covered under the license, and requires multiple milestone based payments including: $60,000 and other expense reimbursements within 60 days of signing, up to $150,000 as the Technology advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in QSAM equal to 5% of the company to be issued within 60 days of signing. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and up to 50% of any Sublicense Consideration received by QSAM, as defined in the License Agreement. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. The parties have agreed to mutual indemnification.

Either party may terminate the License Agreement 30 days after notice in the event of an uncured breach, or immediately in the case of bankruptcy or insolvency of the other party. QSAM may terminate for any reason upon 30 days’ notice. In the case IGL terminates due to an uncured QSAM breach, IGL will repay to QSAM 25% of its direct clinical costs to assume ownership of data and other information gained in that process.

In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing. The Consulting Agreement is to provide QSAM with additional consulting and advisory services from the Technology’s founders to assist in the clinical development of the Technology.

Douglas Baum, a Director of the Company, has been named President and CEO of the subsidiary QSAM, with authority to start building a team to oversee clinical trials and other operations for the development and commercialization of the Technology.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” in previous filings and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

●	We fail to raise capital;
●	We fail to implement our business plan;
●	We fail to complete acquisitions or fail to integrate acquired companies successfully;
●	We fail to compete at producing cost effective products;
●	Market demand does not materialize for compost and manufactured soils;
●	The availability of additional capital at reasonable terms to support our business plan;
●	Economic, competitive, demographic, business and other conditions in our markets;
●	Changes or developments in laws, regulations or taxes;
●	Actions taken or not taken by third-parties, including our suppliers and competitors;
●	The failure to acquire or the loss of any license or patent;
●	The failure to obtain or loss of a permit or operating license;
●	Changes in our business strategy or development plans;
●	The availability and adequacy of our cash flow to meet our requirements;
●	Economic and other conditions caused by the Covid-19 or other pandemics; and
●	Other factors discussed under the section entitled “RISK FACTORS” in previous filings or elsewhere herein.

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

A. Plan of Operation

Overview.

Our primary business is acquiring and overseeing the acquisition of companies in the compost and soil health sector. Through an affiliated company, Earth Property Holdings LLC (“EPH”) we have completed two acquisitions of compost facilities in Austin, Texas and Jacksonville, Florida, and currently manage all the operations of those entities through a long-term Management Agreement. Prior to our current operations, we were developing waste-to-power technology with the goal of pursuing business opportunities in the clean energy sector. In 2017 we raised funding through our Bridge Offering (discussed below) to transition into the soil health sector, and sold our waste-to-power technology to a licensee.

EPH is an unconsolidated investee entity in which we currently own an 18.2% Class B equity stake. Class A equity holders comprised of one primary institutional investor and two follow-on investors who have collectively provided approximately $7 million to EPH, own the other 81.8% of the company. We believe that the percentage of EPH ownership represented by our Class B units will be significantly diluted in the following periods as EPH seeks additional equity capital to continue its acquisition strategy. While we have the right to invest alongside new capital to maintain our equity stake, we do not expect to have the funds to do so.

We have an eight-year Management Agreement to run EPH, which provides us $700,000 in annual fees, and pursuant to which we oversee all daily operations, financial and legal matters including environmental and permitting. We are also in negotiations with several other composting facilities to acquire in 2020 through EPH. We can make no guaranty that these additional acquisitions will close due to many factors including failure to raise required funding, failure to reach definitive agreements, and findings of items in the diligence process that would make closing not in the best interests of EPH’s members or our shareholders. Furthermore, if such acquisitions are completed, our equity stake in EPH will likely be significantly diluted. Also, we have no assurances that our Management Agreement will be continued in future periods, as EPH has the right to terminate that agreement at will with the payment of a one-year severance fee.

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

ABS, a product of over 50 years of university and private research, meets USDA standards for an organic system plan. Management believes that the license with Agrarian will not only support compost production and sales at the Company’s affiliated EPH but will also provide the Company with an independent business line in the soil health sector. We have commenced marketing of ABS both as a stand-alone product and as a soil and mulch enhancement, although these operations are still in their start-up phase and no material revenue has been generated through these activities.

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

After his appointment to the Board, Mr. Baum secured for the Company an Exclusive Dealing Option Agreement to provide us a 90-day period to negotiate with IGL Pharma Inc. (“IGL”) for a license to the radiopharmaceutical Samarium-153 DOTMP (“Sm-153 DOTMP”). Sm-153 DOTMP is a promising drug with initial indications for pediatric osteosarcoma, a devastating form of bone cancer afflicting children, as well as a broader market in bone marrow ablation and other metastasized bone cancers. IGL is an affiliated entity of ISO Therapeutics Group LLC, whose founders created Quadramet® (Samarium-153-EDTMP) one of the first effective commercial radiopharmaceuticals. Since signing the option agreement for the licensing of Sm-153-DOTMP, we have provided IGL with $50,000 of advanced support fees to fund a single patient test for the drug, which has been approved by the FDA to treat a patient in a bone marrow ablation procedure.

On April 20, 2020, we exercised our option and executed a Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL, through a newly created, wholly-owned subsidiary called QSAM Therapeutics Inc. (“QSAM”). The License Agreement provides our subsidiary QSAM with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to Sm-153 DOTMP. The License Agreement also transfers to QSAM the rights to the product name CycloSam for the technology, and provides QSAM a first right of refusal to license other IGL/ISO technologies in the future.

The License Agreement is for 20 years or until the expiration of the multiple patents covered under the license, and requires multiple milestone based payments including: $60,000 and other expense reimbursements within 60 days of signing (such expenses have been paid), up to $150,000 as Sm-153 DOTMP advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in QSAM equal to 5% of the company to be issued within 60 days of signing. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and up to 50% of any Sublicense Consideration received by QSAM, as defined in the License Agreement. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. The parties have agreed to mutual indemnification.

Either party may terminate the License Agreement 30 days after notice in the event of an uncured breach, or immediately in the case of bankruptcy or insolvency of the other party. QSAM may terminate for any reason upon 30 days’ notice. In the case IGL terminates due to an uncured QSAM breach, IGL will repay to QSAM 25% of its direct clinical costs to assume ownership of data and other information gained in that process.

In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing. The Consulting Agreement is to provide QSAM with additional consulting and advisory services from the technology’s founders to assist in the clinical development of Sm-153 DOTMP.

Mr. Baum, a Director of the Company, has been named President and CEO of the subsidiary QSAM, with authority to start building a team to oversee clinical trials and other operations for the development and commercialization of the Technology.

Management believes that the opportunity presented to the Company with the licensing of Sm-153 DOTMP must be viewed in connection with our broader strategic plan for 2020. Specifically, it is critical for the Company to take decisive action to reduce our debt burden, which has started to mature including some significant obligations which are currently in default or will be in default in the coming periods. We believe there is a path forward that includes transferring the ABS licensed technology we control related to our compost and soil business to EPH in return for a forgiveness of approximately $1 million in loans as of the end of the second quarter of 2020, as well as redemption and retirement in full of approximately $4 million of Bridge Notes principal and interest. It is expected that EPH would receive in consideration for the funds required to complete this Bridge Note repayment a preferred stock equity that is structured to limit dilution to our common stockholders.

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

Bridge Offering and Follow-On Funding. To fund our transition into the compost space, we issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”) and $30,000 in 2019. Proceeds from the Bridge Notes were used to complete due diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. The Bridge Notes convert at a 50% discount to the post-funding valuation of the Company at the closing of its next offering in the minimum amount of $5,000,000 (the “Equity Offering”). The conversion valuation has a ceiling of $12,000,000, and a “floor” company value of $6,000,000 in the event there is no Equity Offering before the Bridge Notes are able to be converted. The Bridge Notes convert into common stock, or preferred stock if received by investors in the Equity Offering, commencing on the soonest of the Equity Offering closing or December 31, 2017, at the discretion of the holder. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018 and 2019, which have a 24-month term) with 15% annual interest which is capitalized each year into the principal of the Notes and paid in kind.

As of March 31, 2020, approximately $1,068,152 of the original issuance principal amount of the Bridge Notes matured. The Company has received extensions of the maturity date from all of these holders until June 15, 2020 for no additional consideration. Management is working on a plan to repay or convert into equity these and the other Bridge Notes by their respective maturity dates, as discussed above. Any equity conversion would be highly dilutive to our current shareholders. If we cannot repay these obligations or otherwise come to agreement with the holders, our ability to operate will be materially adversely affected, if not completely shut down and the Company may be forced to seek bankruptcy protection.

To continue operations in 2020, we will need to raise additional capital for the Company. We have a verbal commitment with the primary investor of EPH that they will continue to provide funding to the Company either as Bridge Notes, other Q2 securities, or advances on management fees, to maintain our operations through at least the end of the second quarter of 2020; however, we do not have any formal written agreement and there can be no guarantee that this investor will continue to fund our operations in the future. While we are cautiously optimistic that we will have funding to maintain our current operations and advance our business plan, management cannot guarantee that additional financing can be completed on terms acceptable to the Company, if at all.

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

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Between July 2014 and mid-2016, through Q2P we primarily devoted our efforts to commercializing the Q2P engine and CHP system, developing our waste-to-power business model, and recruiting executive management and key employees. In August 2017, sold our engine technology and are now focused on promoting our compost manufacturing business model, including providing soil management services and facilitating the acquisition of or investing in other compost manufacturing companies. We have also recently licensed a promising radiopharmaceutical for the treatment of bone cancer; and have established a subsidiary headed by one of our directors to pursue this opportunity into the broader biosciences sector. As a new entity, we have limited current business operations and nominal assets. We currently operate at a loss with minimal to no revenue. We currently have five full time employees, including our CEO, President, two Vice Presidents, and controller.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in our ability to raise money. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations for the three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020, we recorded $174,999 in revenue from a related entity pursuant to a management service agreement, an increase of $1,189 over revenue recorded in the same period in 2019.

For the three months ended March 31, 2020, we recorded a net loss of $437,402, a decrease of $68,086 (13%) from our net loss of $505,488 for the same period in 2019. Basic and diluted net loss per share was $0.01 for both the periods ended March 31, 2020 and 2019. The primary underlying reasons for the decrease in the net loss for the current period over 2019 were a decrease of $268,453 in operating expenses offset by a decrease in the gain recognized due to the change in the fair value of the convertible bridge notes of $218,831.

The majority of the $268,453 decrease in operating expenses was due to a decrease in payroll and related expenses of $250,403 (44%) to $314,670 for the three months ended March 31, 2020 from $565,073 for the same period in 2019, primarily due to a $200,000 bonus approved by the Board to be paid to two of the Company’s executives.

We recorded $174,999 of revenue related to management fees from our equity method investment EPH which is considered to be a related party during the three months ended March 31, 2020 compared to the same period in 2019 which reflected $173,810 from the same contract.

Financial Condition, Liquidity and Capital Resources

For three months ended March 31, 2020, cash increased by $186. This increase was primarily the result of the increase in revenue from our management agreement with EPH of $1,189 when compared year over year.

Net cash used by operating activities was $147,486 for the three months ended March 31, 2020, which reflected our net loss during the period of $437,402, offset by the non-cash adjustments of $159,242 and the net increase in operating assets and liabilities of $130,674. The majority of non-cash adjustments consists of $131,107 accrued interest on the Bridge Notes and $45,160 of stock based compensation.

Our net loss resulted largely from our funding of activities related to the execution of our business strategy of facilitating the acquisition of and investment in and managing compost manufacturing businesses, including conducting due diligence and incurring consulting and professional expenses and hiring additional employees to support these operations, as well as ongoing general and administrative expenses. Net loss also consisted of fees and expenses paid to IGL to secure our license agreement for Sm-153 DOTMP.

Net cash used in investing activities during three months ended March 31, 2020 consisted of $0.

Net cash provided by financing activities during the three months ended March 31, 2020 consisted of $147,674 due to additional proceeds received from a related party pursuant to notes payable agreements.

At March 31, 2020, our cash totaled $664. Our cash is currently held at large U.S. banks.

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

Company’s Prior Financings.

Subsequent to our 2015 merger into the public vehicle, we raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable on July 1, 2019 per a March 2019 modification and has no voting rights until converted to common stock. The Preferred Stockholders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of March 31, 2020.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception on an annual basis. As of March 31, 2020, we had an accumulated deficit of $11,486,612 and negative working capital of $4,182,941.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2020.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of March 31, 2020, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2020 , our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting these material weaknesses, including drafting, formalizing and implementing greater internal controls to assure proper financial reporting. As the Company retained but then lost its interim CFO in 2020, and its Principal Accounting Officer and new acting-CFO have not had the resources to implement proper controls, these weaknesses still exist. Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the addition of accounting resources and the continued development of proper accounting policies and procedures.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the sales of unregistered securities by the Company in the first quarter of 2020 and up to the date of filing that were not previously reported in Form 10-Q or 8-K filings.

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

Q2EARTH INC.

Date: 5/20/20	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date: 5/20/20	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Accounting Officer

