Form 10-Q
period 2020-06-30
Q2Earth Inc.
filed 2020-08-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: June 30, 2020

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

August 13, 2020: Common – 56,997,460

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

Q2EARTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash	$19,601	$478
Prepaid expenses and other assets	-	7,665
TOTAL CURRENT ASSETS	19,601	8,143

TOTAL ASSETS	$19,601	$8,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$337,954	$240,948
Accrued payroll and related expenses	160,254	-
Accrued bonus	150,000	150,000
Accrued interest - related parties	42,896	15,426
Notes payable - related parties	951,173	788,500
Convertible notes payable	60,000	-
Paycheck protection program loan	142,942	-
Debentures	165,000	165,000
Convertible bridge notes, at fair value	3,038,749	2,440,090
TOTAL CURRENT LIABILITIES	5,048,968	3,799,964

Convertible bridge notes, at fair value	35,251	32,910

TOTAL LIABILITIES	5,084,219	3,832,874

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $765,896)	765,896	748,604

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 56,997,460 and 51,997,460 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5,699	5,199
Additional paid-in capital	6,527,211	6,470,676
Deferred stock-based compensation	(4,167)	-
Accumulated deficit	(12,359,257)	(11,049,210)
TOTAL STOCKHOLDERS’ DEFICIT	(5,830,514)	(4,573,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,601	$8,143

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

REVENUES-RELATED PARTY	$174,999	$252,882	$350,000	$426,692

EXPENSES
Payroll and related expenses	314,600	310,164	629,270	875,237
Professional fees	79,459	80,611	154,682	222,597
General and administrative	57,196	43,866	142,623	103,365
Research and development expenses	87,000	-	110,000	-
Total Expenses	538,255	434,641	1,036,575	1,201,199

LOSS FROM OPERATIONS	(363,256)	(181,759)	(686,575)	(774,507)

OTHER INCOME (EXPENSE)
Financing costs including interest	(159,847)	(135,024)	(305,286)	(276,150)
Change in fair value of convertible bridge notes	(354,542)	(495,914)	(323,185)	(245,726)
Loss on equity method investment	-	-	-	(21,588)
Other miscellaneous income	5,000	-	5,000	-
Total Other Expense	(509,389)	(630,938)	(623,471)	(543,464)

LOSS BEFORE INCOME TAXES	(872,645)	(812,697)	(1,310,046)	(1,317,971)

INCOME TAXES	-	-	-	-

NET LOSS	(872,645)	(812,697)	(1,310,046)	(1,317,971)

PREFERRED STOCK
Series A convertible contractual dividends	(8,975)	(8,975)	(17,292)	(17,852)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(881,620)	$(821,672)	$(1,327,338)	$(1,335,823)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	56,997,460	51,997,460	56,555,471	51,997,460

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid In	Stock-based	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2019	-	-	51,997,460	$5,199	$6,470,676	$-	$(11,049,210)	$(4,573,335)

Stock-based compensation for services	-	-	5,000,000	500	49,500	(29,167)	-	20,833

Stock-based compensation expense and stock option modification	-	-	-	-	24,327	-	-	24,327

Series A, preferred stock contractual dividends	-	-	-	-	(8,317)	-	-	(8,317)

Net loss period ended March 31, 2020	-	-	-	-	-	-	(437,402)	(437,402)

Balance, March 31, 2020	-	-	56,997,460	$5,699	$6,536,186	$(29,167)	$(11,486,612)	$(4,973,894)

Stock-based compensation for services	-	-	-	-	-	25,000	-	25,000

Series A, preferred stock contractual dividends	-	-	-	-	(8,975)	-	-	(8,975)

Net loss period ended June 30, 2020	-	-	-	-	-	-	(872,645)	(872,645)

Balance, June 30, 2020	-	-	56,997,460	$5,699	$6,527,211	$(4,167)	$(12,359,257)	$(5,830,514)

Balance, December 31, 2018	-	-	51,997,460	$5,199	$6,394,748	$(3,787)	$(10,367,231)	$(3,971,071)

Stock-based compensation for services	-	-	-	-	115,714	-	-	115,714

Series A, preferred stock contractual dividends	-	-	-	-	(8,876)	-	-	(8,876)

Net loss period ended March 31, 2019	-	-	-	-	-	-	(505,274)	(505,274)

Balance, March 31, 2019	-	-	51,997,460	$5,199	$6,501,586	$(3,787)	$(10,872,505)	$(4,369,507)

Series A, preferred stock contractual dividends	-	-	-	-	(8,976)	-	-	(8,976)

Net loss period ended June 30, 2019	-	-	-	-	-	-	(812,697)	(812,697)

Balance, June 30, 2019	-	-	51,997,460	$5,199	$6,492,610	$(3,787)	$(11,685,202)	$(5,191,180)

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended	For the six months ended
	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,310,046)	$(1,317,971)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	-	266
Loss on equity investment	-	21,588
Stock-based compensation for services	45,833	115,714
Stock-based compensation and stock option modification	24,327	-
Change in fair value of convertible bridge notes	323,185	245,726
Amortization of debt issuance costs	1,250	2,500
Paid-in-kind interest - convertible bridge notes	276,565	271,774
Accrued interest - related party	27,470	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	7,665	(19,049)
Increase (decrease) in accounts payable and accrued expenses	97,005	(38,950)
Increase accrued payroll and related expenses	160,254	150,000
Increase in contract liabilities - related party	-	372,308
Net cash used in operating activities	(346,492)	(196,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	162,673	187,500
Proceeds from convertible notes payable	60,000	30,000
Proceeds from paycheck protection program	142,942	-
Net cash provided by financing activities	365,615	217,500

NET INCREASE IN CASH	19,123	21,406

CASH - Beginning of period	478	160,035

CASH - End of period	$19,601	$181,441

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$17,292	$17,852

See notes to the condensed consolidated financial statements.

Q2EARTH INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Q2Earth, Inc. (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of managing compost and soil manufacturing facilities, and has been pursuing a plan of strategic acquisitions and investments in this sector through an unconsolidated investee called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). Through EPH, the Company completed one acquisition in November 2018 and a second in January 2019. The Company owns a 18.5% equity interest in EPH and manages all of its operations pursuant to an eight-year management contract.

In April 2020, the Company established QSAM Therapeutics Inc. (“QSAM”) as a wholly-owned subsidiary incorporated in the state of Texas, and through QSAM, executed a Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL Pharma, Inc. (“IGL”). The License Agreement provides QSAM with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to Samaium-153 DOTMP (the “Technology”), a clinical stage novel radiopharmaceutical meant to treat different types of bone cancer and related diseases. The establishment of QSAM and execution of the License Agreement is part of the Company’s strategic plan to expand its business into other technologies in the broader biosciences sector.

Prior to 2017, the Company owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August of that year. Much of these operations were conducted through a wholly-owned subsidiary of the Company called Q2Power Corp. (“Q2P”), which still exists but has no current operations. Q2P and QSAM are sometimes referred to herein as the “Subsidiaries”. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc. (“Anpath”).

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2019 which was filed with the SEC on April 14, 2020.

For the six months ended June 30, 2020, the Company used cash in operating activities of $346,492 and incurred a loss of $1,310,046. The accumulated deficit as of June 30, 2020 since inception is $12,359,257, which was comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures totaling $165,000 and redeemable convertible preferred stock matured on July 1, 2019 and are currently in default. Management is in discussions with the holders to either extend the maturity dates or find an alternate settlement solution.

As of June 30, 2020, $2,771,908 of convertible bridge notes plus accrued and capitalized interest of $1,322,262, began to mature through October 2020, with an additional $35,251 in principal and accrued interest maturing in 2021. Several of these convertible bridge notes are in default and the Company is in discussions with the lead investors of that group to reach a settlement, which may include an extension of the notes conversion into equity, or some other combination of these options.

As of June 30, 2020, the Company had a working capital deficit of $5,029,367.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to facilitate the acquisition of and investment in cash-flowing businesses, grow revenue and earnings of those companies which may result in added management fees for the Company, and continue to raise funds for the Company through debt or equity offerings. As demonstrated with the establishment of QSAM and the signing of the License Agreement, the Company is seeking strategic alternatives in other lines of business since its current activities cannot support ongoing operations.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has concluded that EPH is an equity method investment. The primary investor, and not the Company, has ultimate control over major decisions affecting EPH and the greatest economic risk.

On March 31, 2017, the Company completed the first $1,050,000 tranche of a convertible bridge note offering (the “Bridge Offering”). Through the end of 2017, the Company closed an additional $600,000 of follow-on investments in the Bridge Offering. In 2018 and 2019, the Company raised an additional $980,000 and $30,000, respectively, in convertible notes on substantially same terms as the Bridge Offering with three accredited investors and one institutional investor (the “Follow-On Bridge Offering”). As of June 30, 2020, a total principal amount of $2,801,908 and approximately $1,329,000 of accrued interest remains due on the Bridge Offering notes, and a significant portion of these notes are currently in default.

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

In the second quarter of 2019, the Company licensed soil technology called ABS from Agrarian Technologies, Inc., for which the Company is currently pursuing sales and distributorship agreements but has not yet been able to generate any material revenue from these activities. The Company pays a minimum royalty under this license agreement to the licensor of $7,500 per quarter, $30,000 of which has been accrued but not paid as of June 30, 2020; and then pays royalties on the sales of the ABS product based on volume sold to the extent such volume royalties exceed the minimum royalties. Management may also seek to raise additional capital through equity and debt offerings.

On April 20, 2020, the Company established QSAM and, through that wholly-owned subsidiary, executed a the License Agreement IGL. The License Agreement provides QSAM with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to Samaium-153 DOTMP (the “Technology”), a clinical stage novel radiopharmaceutical meant to treat different types of bone cancer and related diseases. The Technology was developed by ISO Therapeutics Group, LLC (“ISO”) and previously transferred to IGL, a company majority owned by the founders of ISO. The License Agreement also transfers to QSAM the rights to the product name CycloSam for the Technology, and provides QSAM a first right of refusal to license other IGL/ISO technologies in the future.

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

Management is aware of the Company’s liquidity and going concern issues and is taking steps to improve its negative cashflow. Such steps include negotiations with EPH to eliminate debt the Company owes to that affiliated entity which may include a termination of the Management Agreement; restructuring of the convertible bridge notes and other convertible debt and preferred stock of the Company with the holders thereof; and sale of certain IP to EPH for cash payments or further debt reduction. Further, management is pursuing strategic alternatives to the Company’s compost management business, of which QSAM and the License Agreement presents a potential opportunity to raise new capital and possibly retire or convert aged debt. There are no guarantees that the Company will be successful in these efforts.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiaries unless the context otherwise requires.

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at two financial institutions and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of June 30, 2020 and 2019.

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

During the six months ended June 30, 2020, revenues generated by the Company were from one customer which is related to the Company. During the six months ended June 30, 2019, revenues generated by the Company were from two customers, both of which are related to the Company.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $110,000 for the six month period ended June 30, 2020, and are a result of a license agreement executed during the six month period (see Notes 2 and 10). The Company did not incur any research and development costs during the six month period ended June 30, 2019.

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

At June 30, 2020, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 11,715,480 shares from common stock options, 1,153,845 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 52,180,859 shares that may be converted from Bridge Notes (based upon an assumed conversion price at June 30, 2020 of $0.079 per share), and 7,569,210 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions). At June 30, 2019, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive: 8,515,480 shares from common stock options, 5,337,345 shares from common stock warrants, 1,650,000 shares from the conversion of debentures, 41,984,478 shares that may be converted from Bridge Notes (based upon an assumed conversion price at June 30, 2019 of $0.082 per share), and 6,000,000 shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions).

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

Most of the Company’s revenue for the six months ended June 30, 2020 and 2019 was from fees earned from its equity method investment, EPH, under a management agreement. This is currently the Company’s primary source of on-going revenue, and that agreement is terminable at will by EPH. See Note 4.

NOTE 4 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the 2018 fiscal year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors. The Class B units only receive value after all Class A unit holders receive a full return on their investment plus an 8% annual PIK dividend. The $21,588 remains due at June 30, 2020 and December 31, 2019 and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The carrying value of the investment remains at zero at June 30, 2020 and December 31, 2019 due to continued losses incurred by EPH. There were no distributions received from the equity method investment in 2020 or 2019.

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

For the six months ended June 30, 2020, EPH generated unaudited revenue of $5,237,638 and recorded an unaudited net loss of $995,518.

See Note 5 for transactions with our equity method investment during the six-months ended June 30, 2020 and 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently maintains an executive office in Florida, which is leased by an investment firm in which the Company’s President previously served as an officer but never held any equity or voting rights. The Company has no formal agreement for this space and pays no rent.

During the six months ended June 30, 2020 and 2019, the Company recognized $350,000 and $426,692 as revenues based on management services provided to the Company’s equity method investee (see Note 4) and, for the 2019 period, also for service fees under its agreement with Community Eco Power (CECO), which have been presented as revenues – related parties on the condensed consolidated statement of operations.

On April 7, 2020, the Company received $15,000 under multiple demand notes with interest payable at 10% annually from three Directors of the Company. These notes matured on June 30, 2020 and are in default; however, the Directors have indicated they will extend the terms.

During the year ended December 31, 2019, the Company received $788,500 from EPH under multiple demand notes payable with interest payable at 6% annually. This has been presented as note payable – related parties on the condensed consolidated balance sheets. During the six months ended June 30, 2020, the Company received an additional $147,673 from EPH as a note payable with interest payable at 6% annually. As of June 30, 2020 and December 31, 2019, accrued interest on these notes payable was $42,896 and $15,426 as presented on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the balance due on these demand notes payable was $936,173 and $788,500, respectively.

During the six months ended June 30, 2020 and 2019, the Company incurred approximately $32,676 and $6,168, in legal fees with a law firm in which the Company’s audit committee chair is an employee. As of June 30, 2020 and December 31, 2019, accounts payable and accrued expenses include $43,251 and $10,575, respectively, for legal fees due to the law firm for services.

In May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary bio-stimulant. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. As part of the transaction, the Company hired the principal owner of Agrarian and inventor of its technology to serve as the Company’s vice president of product development (“VP”). The license agreement provides the Company exclusivity for the Agrarian technology for the longer of two years or the term of the VP with the Company plus an additional two years; provided however, if VP is terminated without cause, such exclusivity would concurrently terminate. The license agreement requires quarterly licensing fees based on a percentage of sales and a minimum fee of $30,000 per year paid quarterly. As of June 30, 2020 and December 31, 2019, $30,000 and $15,000 of license fees have been accrued and included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 6 – DEBENTURES, CONVERTIBLE BRIDGE NOTES, AND NOTES PAYABLE

Debentures

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) with two holders in the aggregate amount of $165,000 as of June 30, 2020 and December 31, 2019, and which currently are convertible at $0.10 per share and were due July 1, 2019. All assets of the Company are secured under the Debentures, including Q2P and its assets. The Debentures contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. The Debentures are currently in default and the Company is in negotiations with the holders to reach a new modification agreement or other resolution. If a resolution cannot be reached, the holder can accelerate all payments due, demand default interest, foreclose on the assets of the Company, or pursue other legal remedies available to it.

Convertible Bridge Notes

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

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The estimated fair value of the Bridge Notes as of June 30, 2020 and December 31, 2019 was $3,074,000 and $2,473,000 (see Note 7), and the principal amount due was $2,801,908. The change in fair value resulted in a loss for the six months ended June 30, 2020 and 2019 of $323,185 and $245,726, respectively, which is presented as change in fair value of convertible bridge notes on the condensed consolidated statements of operations.

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

As of June 30, 2020, multiple Bridge Notes with an aggregate principal balance of $2,801,908 and accrued interest of $1,116,914 are in default. The Company is in discussions with the lead investors of this group to reach a settlement, which may include an extenuation of the term, conversion into equity, or some other combination of these potential options.

Notes Payable

On April 14, 2020, the Company received $142,942 under the Paycheck Protection Program (PPP) overseen by the U.S. Small Business Administration. The loan has an annual interest rate of 1% with loan payments being deferred six months from the date of the loan with a maturity date of April 14, 2022. The Company used these funds for payroll costs only and will apply for forgiveness of the loan under the program once the U.S. Small Business Administration starts accepting the forgiveness applications. As of June 30, 2020, this loan has been presented in current liabilities in the accompanying unaudited condensed balance sheet.

On June 8 and 19, 2020, the Company received a total of $60,000 under a promissory note with an unrelated third party with multiple tranches with interest payable at 8% annually. All outstanding principal and interest accrued and unpaid on the note shall be due and payable twelve (12) months after the respective tranche date. The principal and accrued interest is convertible into the Company’s equity on the same terms, conditions and other rights provided to investors in the next equity offering in an amount of at least $1 million. As of June 30, 2020, $60,000 remains due under this promissory note and has been presented as convertible notes payable on the accompanying unaudited condensed balance sheet.

See Note 5 for notes payable outstanding with the Company’s related parties.

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

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2020 and December 31, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	June 30, 2020	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,074,000	$-	$-	$3,074,000
Total	$3,074,000	$-	$-	$3,074,000

	Fair value at
	December 31, 2019	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,473,000	$-	$-	$2,473,000
Total	$2,473,000	$-	$-	$2,473,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Six Months Ended June 30, 2020
Fair value, December 31, 2019	$2,473,000
Accrued interest	276,565
Amortization of debt issuance costs	1,250
Net unrealized loss on convertible bridge notes	323,185
Fair value, June 30, 2020	$3,074,000
Less: current portion of bridge notes	3,038,749
Fair value, June 30, 2020, less current portion	$35,251

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at June 30, 2020: dividend yield of -0-%, volatility of 148.5%, risk free rate of 0.15% and an expected term of .17 years. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%. The following assumptions were used to value the Company’s convertible Bridge Notes at June 30, 2019: dividend yield of -0-%, volatility of 170%, risk free rate of 2.01% and an expected term of 9 months. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%.

NOTE 8 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

On February 7, 2020, the Company’s stockholders approved an increase in the Company’s authorized common shares from 100,000,000 to 300,000,000.

The Company issued 5,000,000 shares of common stock in the first quarter of 2020 in connection with a services contract valued at $50,000, which is being expensed over the six-month service term of the contract. During the six months ended June 30, 2020, the Company recognized $45,833 of stock-based compensation which is included in professional fees on the condensed consolidated statement of operations. The Company measured the fair value of the common stock issued based on the market price on contract execution date as no specific performance by the grantee is required to retain the issued shares.

During the six months June 30, 2019, the Company recognized $115,714 of stock-based compensation in connection with a six-month service contract which is included in professional fees on the condensed consolidated statement of operations.

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

Warrants

During the six months ended June 30, 2020, the Company did not issue any warrants, and 2,000,000 warrants expired. The following is a summary of all outstanding common stock warrants as of June 30, 2020:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Preferred Stock	1,153,845	$0.50	0.55

During the year ended December 31, 2018, we committed to issuing warrants to purchase 150,000 shares of common stock at $.04 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of June 30, 2020.

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

The Company issued 3,200,000 stock options in the first six months of 2020, one million each to two of the Company’s independent directors, 500,000 each to one other independent director and one Board observer, and 200,000 to a new director. The options issued to the current directors and Board obverse were fully vested upon issuance, are exercisable at a price of $0.02 per share, and expire ten years after issuance. The 200,000 options to the new director vest half in 12 months and the balance in 24 months, expire in five years, and are exercisable at $0.02 per share. The options were valued at $18,023 (pursuant to the Black Scholes valuation model see below), based on an exercise price of $0.02 per share and estimated expected term of 5.0 years. This has been classified in general and administrative expense in the condensed consolidated statements of operations.

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

Total stock-based compensation for stock options issued and the one-time incremental charge for the Option Repricing for the six months ended June 30, 2020 was $24,327. There was no stock-based compensation recognized in 2019 related to stock options.

A summary of the common stock options issued under the Option Plans and the 2016 Plan for the six months ended June 30, 2020 is as follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2019	8,515,480	$0.12	4.2
Options issued	3,200,000	0.02	9.5
Balance, June 30, 2020	11,715,480	0.07	6.2

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, June 30, 2020	11,515,480	$0.07	6.2

The fair value of new stock options granted and repriced stock options using the Black-Scholes option pricing model was calculated using the following assumptions for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
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

Pursuant to a services agreement signed in 2018, an additional 150,000 warrants with a five-year term and exercisable at $0.04 per share are issuable to the provider but have not formally been issued as of June 30, 2020 and are not considered outstanding.

As disclosed in Note 5, in May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. The agreement is 10-years with renewal terms, and provides Agrarian royalties based on the sale of the ABS formula including minimum annual guarantees of $30,000 paid quarterly. As of June 30, 2020, quarterly fees totaling $30,000 since execution of this agreement have not been paid but accrued and are included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

As disclosed in Note 2, the QSAM License Agreement requires multiple milestone based payments including: $60,000 and other expense reimbursements within 60 days of signing, which have been paid, up to $150,000 as the Technology advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in QSAM equal to 5% of the company to be issued within 60 days of signing, which has not yet been issued. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and up to 50% of any Sublicense Consideration received by QSAM, as defined in the License Agreement. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. As of June 30, 2020, the Company has paid $30,000 under the QSAM License Agreement representing the initial license fee (and another $30,000 representing the second license fee paid in the third quarter), as well $60,000 in expense reimbursements required under that agreement. These costs have been reflected as research and development expenses on the condensed consolidated statements of operations.

NOTE 11 - SUBSEQUENT EVENTS

In August 2020, QSAM issued a convertible promissory note to an institutional investor in the amount of $110,000, which matures 12 months after the date of the four funding tranches provided by the investor – between June and August 2021. Two of these tranches totaling $60,000 were received in June 2020 (see Note 6). The note bears 8% interest payable at maturity, and its principal and interest are convertible into equity of Company prior to maturity. The note is guaranteed by the Company. The proceeds from this note were used to fulfill commitments under the QSAM License Agreement, as well as other development efforts for the Technology.

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

In addition to our management role on behalf of EPH, during 2019 we secured other potential revenue and value creation opportunities for the Company. In May 2019, we signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant, an organic, natural compound designed to enhance root formation, increase vascular strength and promote overall plant health through the entire growth cycle. The license agreement covers all ABS formulations, applications and improvements, including a proprietary process to utilize ABS to boost the nutrient and commercial value of compost, engineered soils and wood mulch. The license also provides the Company with the exclusive rights to market soil and mulch products under the Wild Earth® and Mulch Masters® federally registered trademarks. The agreement is 10-years with renewal terms, and provides Agrarian royalties based on the sale of the ABS formula including minimum annual guarantees.

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

Management believes that the opportunity presented to the Company with the licensing of Sm-153 DOTMP must be viewed in connection with our broader strategic plan for 2020. Specifically, it is critical for the Company to take decisive action to reduce our debt burden, which has started to mature including some significant obligations which are currently in default or will be in default in the coming periods. We believe there is a path forward that includes transferring the ABS licensed technology we control related to our compost and soil business to EPH, as well as a termination of the management agreement, in return for a forgiveness of approximately $1 million in loans as of the end of the second quarter of 2020. As part of this plan, we would seek to redeem and retire or covert into equity approximately $4.2 million of Bridge Notes principal and interest. If we convert these notes to equity, that would cause significant dilution for current shareholders.

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

As of June 30, 2020, approximately $2,801,908 of the original issuance principal amount and $1,116,914 of accrued interest on the Bridge Notes matured and is currently in default. Management is working on a plan to extend the term or convert into equity these and the other Bridge Notes, as discussed above. Any equity conversion would be highly dilutive to our current shareholders. If we cannot repay these obligations or otherwise come to agreement with the holders, our ability to operate will be materially adversely affected, if not completely shut down and the Company may be forced to seek bankruptcy protection.

To continue operations in 2020, we will need to raise additional capital for the Company. We have a verbal commitment with the primary investor of EPH that they will continue to provide funding to the Company either as Bridge Notes, other Q2 securities, or advances on management fees, to maintain our operations through at least the end of the third quarter of 2020; however, we do not have any formal written agreement and there can be no guarantee that this investor will continue to fund our operations in the future. While we are cautiously optimistic that we will have funding to maintain our current operations and advance our business plan, management cannot guarantee that additional financing can be completed on terms acceptable to the Company, if at all.

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

Results of Operations for the three months ended June 30, 2020 and 2019

For the three months ended June 30, 2020, we recorded $175,001 in revenue from a related entity pursuant to a management service agreement, a decrease of $77,881 over revenue of $252,882 recorded in the same period in 2019. The decrease in revenue in the current year is mainly driven by the service fees earned in the amount of $88,596 in 2019 under its agreement with Community Eco Power (CECO).

For the three months ended June 30, 2020, we recorded a net loss of $872,645, an increase of $59,948 (7%) from our net loss of $812,697 for the same period in 2019. Basic and diluted net loss per share was $0.02 for both the periods ended June 30, 2020 and 2019. The primary underlying reasons for the increase in the net loss for the current period over 2019 were a decrease of $77,881 in revenue and an increase in operating expenses of $103,614 offset by a decrease in the loss recognized due to the change in the fair value of the convertible bridge notes of $141,372.

The majority of the $103,614 increase in operating expenses was due to an increase in general and administrative expenses of $100,330 (229%) to $144,196 for the three months ended June 30, 2020 from $43,866 for the same period in 2019, primarily due to QSAM license fees incurred in the amount of $87,000.

Results of Operations for the six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020, we recorded $350,000 in revenue from a related entity pursuant to a management service agreement, a decrease of $76,692 over revenue recorded in the same period in 2019.

For the six months ended June 30, 2020, we recorded a net loss of $1,310,046, a decrease of $7,925 (1%) from our net loss of $1,317,971 for the same period in 2019. Basic and diluted net loss per share was $0.02 for both the six-month periods ended June 30, 2020 and 2019.

The majority of the $164,624 decrease in operating expenses was due to a decrease in payroll and related expenses of $245,967 (28%) to $629,270 for the six months ended June 30, 2020 from $875,237 for the same period in 2019, primarily due to a $150,000 bonus approved by the Board to be paid to two of the Company’s executives. This bonus has not been paid and is expected to be converted to equity or forfeited.

We recorded $350,000 of revenue related to management fees from our equity method investment EPH which is considered to be a related party during the six months ended June 30, 2020 compared to the same period in 2019 which reflected $426,692 from the same contract and $88,596 under its agreement with Community Eco Power (CECO).

In addition, the Company received a $5,000 grant when applying for an Economic Injury Disaster Loan with the U.S. Small Business Administration, which was denied by SBA. This $5,000 grant does not need to be repaid and is reflected as other income.

Financial Condition, Liquidity and Capital Resources

For six months ended June 30, 2020, cash increased by $19,123. This increase was primarily the result of the funds received in the amount of $142,942 from the Paycheck Protection Program.

Net cash used by operating activities was $346,492 for the six months ended June 30, 2020, which reflected our net loss during the period of $1,310,046, offset by the non-cash adjustments of $698,630 and the net increase in operating assets and liabilities of $264,924. The majority of non-cash adjustments consists of $323,185 in the fair value change of the convertible bridge notes, in addition to the $276,565 accrued interest on the bridge notes.

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

Net cash used in investing activities during six months ended June 30, 2020 consisted of $0.

Net cash provided by financing activities during the six months ended June 30, 2020 consisted of $365,615 due to additional proceeds received from a related parties, proceeds from the note payable to Checkmate Capital and funds received from the Paycheck Protection Program that was used to keep our workforce employed during the Coronavirus (COVID-19) crisis.

At June 30, 2020, our cash totaled $19,601. Our cash is currently held at large U.S. banks.

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

As of June 30, 2020, approximately $2,801,908 of the original issuance principal amount of the Bridge Notes matured and is currently in default. Management is working on a plan to extend the term or convert into equity these and the other Bridge Notes. Any equity conversion would be highly dilutive to our current shareholders. If we cannot repay these obligations or otherwise come to agreement with the holders, our ability to operate will be materially adversely affected, if not completely shut down and the Company may be forced to seek bankruptcy protection.

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

Company’s Prior Financings.

Subsequent to our 2015 merger into the public vehicle, we raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $0.26 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. As a result of the July 2016 common stock offering described below, the conversation price for these Preferred Shares automatically reduced to $0.21 per share, and as a result of the Bridge Offering, the conversion price was reset to $0.15 per share. Pursuant to the 2018 Modification, the conversion price is currently $0.10 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock is redeemable on July 1, 2019 per a March 2019 modification and has no voting rights until converted to common stock. The Preferred Stockholders also received 50% warrant coverage at an exercise price of $0.50, with a five-year term and similar price protections as in the Preferred Stock. Pursuant to agreements with the warrant holders, this conversion price remains at $0.50 as of June 30, 2020.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception on an annual basis. As of June 30, 2020, we had an accumulated deficit of $12,359,257 and negative working capital of $5,029,367.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2020.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of June 30, 2020, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2020 , our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities by the Company in the second quarter of 2020 and up to the date of filing that were not previously reported in Form 10-Q or 8-K filings.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its Original Issue Discount Senior Secured Convertible Debentures in the total principal amount of $165,000. The Company is currently in negotiations with the holders to modify and extend the maturity date on those notes. As of June 30, 2020, approximately $2,801,908 of the original issuance principal amount of the Bridge Notes matured and is currently in default. Management is working on a plan to extend the term or convert into equity these and the other Bridge Notes.

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

Q2EARTH INC.

Date: 8/14/20	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Executive Officer and Chairman

Date: 8/14/20	By:	/s/ Kevin M. Bolin
Kevin M. Bolin
Chief Accounting Officer

