Form 10-Q
period 2020-09-30
QSAM Biosciences, Inc.
filed 2020-11-23
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period: September 30, 2020

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended:

QSAM Biosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	000-55148	20-1602779
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

420 Royal Palm Way, #100

Palm Beach, FL 33480

(Address of Principal Executive Offices)

(561) 693-1423

(Registrant’s Telephone Number, including area code)

Q2Earth, Inc.

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

November 20, 2020: Common – 15,524,020

Documents incorporated by reference: None.

QSAM BIOSCIENCES, INC.

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC. (f/k/a Q2Earth Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash	$1,675	$478
Prepaid expenses and other assets	9,000	7,665
TOTAL CURRENT ASSETS	10,675	8,143

TOTAL ASSETS	$10,675	$8,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$279,888	$204,611
Accrued payroll and related expenses	231,218	36,337
Accrued bonus	150,000	150,000
Accrued interest - related parties	60,998	15,426
Notes payable - related parties	1,093,873	788,500
Convertible notes payable - related parties	30,500	-
Convertible notes payable	142,500	-
Paycheck Protection Program Loan	142,942	-
Debentures	165,000	165,000
Convertible bridge notes, at fair value	2,674,000	2,440,090
TOTAL CURRENT LIABILITIES	4,970,919	3,799,964

Convertible bridge notes, at fair value	-	32,910

TOTAL LIABILITIES	4,970,919	3,832,874

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 600 shares issued and outstanding (liquidation preference of $774,970)	774,970	748,604

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 14,297,967 and 2,079,898 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6,421	5,199
Additional paid-in capital	9,042,209	6,470,676
Accumulated deficit	(14,783,844)	(11,049,210)
TOTAL STOCKHOLDERS’ DEFICIT	(5,735,214)	(4,573,335)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,675	$8,143

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES INC. (f/k/a Q2Earth Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES-RELATED PARTY	$174,999	$245,864	$524,997	$672,556
REVENUES-OTHER	16,200	-	16,200	-
Total Revenues	191,199	245,864	$541,197	$672,556

EXPENSES
Payroll and related expenses	299,222	311,499	928,492	1,186,736
Professional fees	173,279	63,228	327,961	285,825
General and administrative	30,446	30,279	173,067	133,644
Research and development expenses	96,943	-	206,943	-
Total Expenses	599,890	405,006	1,636,463	1,606,205

LOSS FROM OPERATIONS	(408,691)	(159,142)	(1,095,266)	(933,649)

OTHER INCOME (EXPENSE)
Financing costs including interest	(168,899)	(136,954)	(474,185)	(413,104)
Change in fair value of convertible bridge notes	(1,343,237)	735,805	(1,666,422)	490,079
Loss on equity method investment	-	-	-	(21,588)
Loss on debt extinguishment	(503,762)	-	(503,762)	-
Other miscellaneous income	-	-	5,000	-
Total Other Income (Expense)	(2,015,898)	598,851	(2,639,369)	55,387

LOSS BEFORE INCOME TAXES	(2,424,589)	439,709	(3,734,635)	(878,262)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(2,424,589)	439,709	(3,734,635)	(878,262)

PREFERRED STOCK
Series A convertible contractual dividends	(9,074)	(9,074)	(26,366)	(26,926)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,433,663)	$430,635	$(3,761,001)	$(905,188)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED	$(1.03)	$0.21	$(1.64)	$(0.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	2,365,613	2,079,898	2,296,748	2,079,898

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES INC. (f/k/a Q2Earth Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid In	Deferred Stock-based	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2019	-	-	2,079,898	$5,199	$6,470,676	$-	$(11,049,210)	$(4,573,335)

Stock-based compensation for services	-	-	200,000	20	49,980	(29,167)	-	20,833

Stock-based compensation expense and stock option modification	-	-	-	-	24,327	-	-	24,327

Series A, preferred stock contractual dividends	-	-	-	-	(8,317)	-	-	(8,317)

Net loss period ended March 31, 2020	-	-	-	-	-	-	(437,402)	(437,402)

Balance, March 31, 2020	-	-	2,279,898	$5,219	$6,536,666	$(29,167)	$(11,486,612)	$(4,973,894)

Stock-based compensation for services	-	-	-	-	-	25,000	-	25,000

Series A, preferred stock contractual dividends	-	-	-	-	(8,975)	-	-	(8,975)

Net loss period ended June 30, 2020	-	-	-	-	-	-	(872,645)	(872,645)

Balance, June 30, 2020	-	-	2,279,898	$5,219	$6,527,691	$(4,167)	$(12,359,255)	$(5,830,514)

Stock-based compensation for services	-	-	600,000	60	126,940	4,167	-	131,167

Conversion of bridge notes and accrued interest to common stock	-	-	11,418,069	1,142	2,396,653	-	-	2,397,795

Series A, preferred stock contractual dividends	-	-	-	-	(9,074)	-	-	(9,074)

Net loss period ended September 30, 2020	-	-	-	-	-	-	(2,424,588)	(2,424,588)

Balance, September 30, 2020	-	-	14,297,967	$6,421	$9,041,209	$-	$(14,783,844)	$(5,735,214)

Balance, December 31, 2018	-	-	2,079,898	$5,199	$6,394,748	$(3,787)	$(10,367,231)	$(3,971,071)

Stock-based compensation for services	-	-	-	-	115,714	-	-	115,714

Series A, preferred stock contractual dividends	-	-	-	-	(8,876)	-	-	(8,876)

Net loss period ended March 31, 2019	-	-	-	-	-	-	(505,274)	(505,274)

Balance, March 31, 2019	-	-	2,079,898	$5,199	$6,501,586	$(3,787)	$(10,872,505)	$(4,369,507)

Series A, preferred stock contractual dividends	-	-	-	-	(8,976)	-	-	(8,976)

Net loss period ended June 30, 2019	-	-	-	-	-	-	(812,697)	(812,697)

Balance, June 30, 2019	-	-	2,079,898	$5,199	$6,492,610	$(3,787)	$(11,685,202)	$(5,191,180)

Series A, preferred stock contractual dividends	-	-	-	-	(9,074)	-	-	(9,074)

Net loss period ended September 30, 2019	-	-	-	-	-	-	439,709	439,709

Balance, September 30, 2019	-	-	2,079,898	$5,199	$6,483,536	$(3,787)	$(11,245,493)	$(4,760,545)

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES INC. (f/k/a Q2Earth Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,734,635)	$(878,262)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	-	354
Loss on equity investment	-	21,588
Stock-based compensation for services	177,000	115,714
Stock-based compensation and stock option modification	24,327	-
Change in fair value of convertible bridge notes	1,666,422	(490,079)
Amortization of debt issuance costs	1,250	3,750
Paid-in-kind interest - convertible bridge notes	427,360	403,329
Loss on extinguishment of debt	503,762	-
Accrued interest - related party	45,572	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	(1,335)	(11,914)
(Decrease) increase in accounts payable and accrued expenses	75,278	(42,491)
Increase accrued payroll and related expenses	194,881	150,000
Increase in contract liabilities - related party	-	126,444
Decrease in contract liabilities	-	(10,064)
Net cash used in operating activities	(620,118)	(611,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable and notes payable - related parties	335,873	425,000
Proceeds from convertible notes payable	142,500	30,000
Proceeds from Paycheck Protection Program	142,942	-
Net cash provided by financing activities	621,315	455,000

NET INCREASE IN CASH	1,197	(156,631)

CASH - Beginning of period	478	160,035

CASH - End of period	$1,675	$3,404

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$26,366	$26,926
Investment purchased with a subscription payable	$-	$21,588
Conversion of convertible bridge notes and accrued interest to 11,418,069 shares of common stock	$2,511,975	$-

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES INC. (f/k/a Q2Earth Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

QSAM Biosciences Inc. (f/k/a Q2Earth, Inc.) (hereinafter the “Company”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of developing a novel radiopharmaceutical drug candidate for the treatment of bone cancer. This business line commenced in earnest after the end of the third fiscal quarter of 2020, as a result of the separation and transfer pursuant to an Omnibus Separation Agreement (the “Separation Agreement”) of the Company’s prior business of managing compost and soil manufacturing facilities (the “Legacy Business”) through an unconsolidated investee entity called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). The financial statements presented herein represent primarily the operations of the Legacy Business prior to the Separation Agreement which was consummated on November 6, 2020 (see Note 11). The Company owns approximately an 18% subordinated equity interest in EPH.

In April 2020, the Company established QSAM Therapeutics Inc. (“QSAM”) as a wholly-owned subsidiary incorporated in the state of Texas, and through QSAM, executed a Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL Pharma, Inc. (“IGL”). The License Agreement provides QSAM with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to Samaium-153 DOTMP (the “Technology”), a clinical stage novel radiopharmaceutical meant to treat different types of bone cancer and related diseases. The establishment of QSAM and execution of the License Agreement is part of the Company’s strategic plan to transition its business into other technologies in the broader biosciences sector which currently is the Company’s focus.

In connection with the transition to the biosciences sector and other events occurring subsequent to September 30, 2020, as disclosed in Note 11, the Company changed its name to QSAM Biosciences Inc. on September 4, 2020, and subsequently changed its stock symbol to QSAM, to better reflect its business moving forward.

On September 4, 2020, the Company completed a 25:1 reverse stock split of its common shares. All shares and share prices set forth in this report have been adjusted to account for this reverse stock split as if it had occurred on the date presented.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2019 which was filed with the SEC on April 14, 2020.

For the nine months ended September 30, 2020, the Company used cash in operating activities of $620,118 and incurred a loss of $3,734,635. The accumulated deficit as of September 30, 2020 since inception is $14,783,844, which was comprised of operating losses and other expenses. Additionally, certain of the Company’s debentures totaling $165,000 and redeemable convertible preferred stock matured on July 1, 2019 and are currently in default. Management is in discussions with the holders to either extend the maturity dates or find an alternate settlement solution.

As of September 30, 2020, $1,777,516 of principal and accrued capitalized interest under multiple convertible bridge notes (the “Bridge Notes”), which were issued by the Company primarily between March 31, 2017 and the end of 2018, were in default; and $2,511,975 in principal and accrued and capitalized interest under additional Bridge Notes were settled during the period ended September 30, 2020, with the holders of these notes converting their debt into 11,418,069 shares of common stock of the Company. After September 30, 2020, an additional $130,000 of Bridge Notes including accrued and capitalized interest that was previously in default was also settled for the issuance of, and agreement to issue, a total of 590,909 shares of common stock (see Note 11). The Company is in discussions with the remaining group of Bridge Note holders – amounting to $1,646,646 in principal and accrued and capitalized interest — to reach a settlement which may include an extension of the notes, conversion into equity, or some other combination of these options.

As of September 30, 2020, the Company had a working capital deficit of $4,960,244.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its new business model to develop and commercialize its drug candidate, and continue to raise funds for the Company through equity offerings. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is aware of the Company’s liquidity and going concern issues and is actively taking steps to improve its negative cashflow and reduce its significant debt burden. Such steps were advanced in the fourth quarter of 2020 (see Note 11). Further, the Company expects to raise up to $3 million of new equity to pursue the QSAM drug development opportunity. There are no guarantees that the Company will be successful in these efforts.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiaries unless the context otherwise requires.

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one financial institution and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of September 30, 2020 and December 31, 2019.

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

Revenue for services in 2020 and 2019 included contracts related to the Legacy Business where the Company was paid for management of related entities. In its review, management identifies that a contract exists with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract, and then recognizes revenue when the Company satisfies a specific performance obligation. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

The management services provided to the Company’s related parties, as well as other parties, are performance obligations satisfied evenly over a period of time. Therefore, revenue from these management service agreements are recognized on a straight-line basis over the service period.

During the nine months ended September 30, 2020, revenues generated by the Company’s Legacy Business were primarily from one customer which is related to the Company. Additional revenue in the period was generated from a feasibility study performed and satisfied in the same period for a soil customer unrelated to the Company in the amount of $16,200. The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers (“ASC 606”) and all the related amendments. During the nine months ended September 30, 2019, revenues generated by the Company’s Legacy Business were from two customers, both of which are related to the Company.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $206,943 for the nine-month period ended September 30, 2020 and are a result of the License Agreement executed during the period (see Notes 2 and 10). The Company did not incur any research and development costs during the nine-month period ended September 30, 2019.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At September 30, 2020, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive:

●	468,619 shares from common stock options;
●	46,154 shares from common stock warrants;
●	66,000 shares from the conversion of debentures;
●	8,079,617 shares that may be converted from Bridge Notes (based upon an assumed conversion price at September 30, 2020 of $0.22 per share); and
●	309,988 shares from the conversion of redeemable convertible preferred stock (inclusive of cumulative dividends which may be converted to shares of common stock).

At September 30, 2019, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive:

●	340,619 shares from common stock options,
●	213,494 shares from common stock warrants,
●	66,000 shares from the conversion of debentures,
●	1,823,631 shares that may be converted from Bridge Notes (based upon an assumed conversion price at September 30, 2019 of $2.05 per share), and
●	240,000 shares from the conversion of redeemable convertible preferred stock (inclusive of cumulative dividends which may be converted to shares of common stock).

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

Most of the Company’s revenue for the nine months ended September 30, 2020 and 2019 was from fees earned from its equity method investment, EPH, under the Management Agreement. As of September 30, 2020, this has been the Company’s primary source of on-going revenue. That agreement was terminated in the fourth quarter of 2020 (see Note 11).

NOTE 4 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the 2018 fiscal year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors. The Class B units only receive value after all Class A unit holders receive a full return on their investment plus an 8% annual PIK dividend. The $21,588 remains due at September 30, 2020 and December 31, 2019 and is included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets. The carrying value of the investment remains at zero at September 30, 2020 and December 31, 2019 due to continued losses incurred by EPH. There were no distributions received from the equity method investment in 2020 or 2019.

In 2019 and 2020, EPH issued an additional 317,784 Class A Units in consideration for $2,796,500 additional investments. The Company did not purchase additional Class B Units during this time, and as a result, its equity stake in EPH has been diluted to approximately 18%. Management expects this equity percentage to be significantly diluted in the following reporting periods as EPH raises additional capital to further its acquisition strategy. While the Company can invest alongside these new investments, management does not anticipate the Company will have the funds to do so.

For the nine months ended September 30, 2020, EPH generated unaudited revenue of $7,736,370 and recorded an unaudited net loss of $1,765,240.

See Note 5 for transactions with our equity method investment during the nine months ended September 30, 2020 and 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently maintains an executive office in Florida, which is leased by an investment firm in which the Company’s President previously served as an officer but never held any equity or voting rights. The Company has no formal agreement for this space and pays no rent.

During the nine months ended September 30, 2020 and 2019, the Company recognized $524,997 and $672,556 as revenues based on management services provided to the Company’s equity method investee (see Note 4) and, for the 2019 period, also for service fees under its agreement with Community Eco Power (CECO), which have been presented as revenues – related parties on the unaudited condensed consolidated statement of operations. The Company’s CEO and President each own minority interests in CECO.

On April 7, 2020, the Company received $15,000 under multiple demand notes with interest payable at 10% annually from three Directors of the Company. These notes matured on June 30, 2020 and are in default. As of September 30, 2020, the principal amount due of $15,000 has been included on the unaudited condensed consolidated balance sheets as notes payable – related parties.

In the current quarter, the Company received $25,000 and $5,500 under two convertible notes with interest payable at 10% annuals from its President and one of its Directors. These notes are convertible into the security issued in the Company’s next equity raise. As of September 30, 2020, the principal amount due of $30,500 has been presented on the unaudited condensed consolidated balance sheets as convertible notes payable – related parties.

During the year ended December 31, 2019, the Company received $788,500 from EPH under multiple demand notes payable with interest payable at 6% annually. During the nine months ended September 30, 2020, the Company received an additional $290,373 from EPH with the same terms. As of September 30, 2020 and December 31, 2019, accrued interest on these notes payable was $57,821 and $15,426 which is presented on the unaudited condensed consolidated balance sheets as accrued interest – related parties. As of September 30, 2020 and December 31, 2019, the balance due on these demand notes payable was $1,078,873 and $788,500, respectively, which has been presented as notes payable – related parties on the condensed consolidated balance sheets. In the fourth quarter of 2020, these notes were settled through the Separation Agreement with EPH (see Note 11).

During the nine months ended September 30, 2020 and 2019, the Company incurred approximately $52,753 and $10,993, in legal fees with a law firm in which the Company’s audit committee chair is an employee. As of September 30, 2020 and December 31, 2019, accounts payable and accrued expenses include $24,808 and $10,993, respectively, for legal fees due to the law firm for services.

In May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary bio-stimulant. As part of the transaction, the Company hired the principal owner of Agrarian and inventor of its technology to serve as the Company’s vice president of product development (“VP”). The license agreement provides the Company exclusivity for the Agrarian technology for the longer of two years or the term of the VP with the Company plus an additional two years; provided however, if VP is terminated without cause, such exclusivity would concurrently terminate. The license agreement requires quarterly licensing fees based on a percentage of sales and a minimum fee of $30,000 per year paid quarterly. As of September 30, 2020 and December 31, 2019, $37,500 and $15,000 of license fees have been accrued and included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets. In the fourth quarter of 2020, this license agreement was transferred to EPH, and the related liabilities are expected to be assumed by EPH (see Note 11).

NOTE 6 – DEBENTURES, CONVERTIBLE BRIDGE NOTES, AND NOTES PAYABLE

Debentures

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) with two holders in the aggregate amount of $165,000 as of September 30, 2020 and December 31, 2019, and which currently are convertible at $2.50 per share and were due July 1, 2019. All assets of the Company are secured under the Debentures. The Debentures contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the stated conversion price of the Debentures, as well as other standard protections for the holder. The Debentures are currently in default and the Company is in negotiations with the holders to reach a new modification agreement or other resolution. If a resolution cannot be reached, the holder can accelerate all payments due, demand default interest, foreclose on the assets of the Company, or pursue other legal remedies available to it.

Convertible Bridge Notes

In 2017 and 2018, the Company issued a total of $2,771,908 in a convertible promissory note (the “Bridge Notes”) offering (collectively, the “Bridge Offering”), which included three of the Company’s directors converting $156,368 and one shareholder converting $11,784 of prior notes and cash advances, including interest thereon, into the Bridge Offering. In 2019, an additional $30,000 Bridge Note was issued to one investor. In June 2018, one of the original Bridge Notes for $50,000 plus $7,664 accrued interest was converted by its holder into 24,538 shares of common stock. Maturity is 36 months from issuance (24 months for the Bridge Notes issued in 2018 and 2019) with 15% annual interest which is capitalized each year into the principal of the Bridge Notes and paid in kind.

As of September 30, 2020, $1,777,516 of principal and accrued capitalized interest under the Bridge Notes was in default; and $2,511,975 in principal and accrued and capitalized interest under additional Bridge Notes was settled during the period ended September 30, 2020, with the holders of these notes converting their debt into 11,418,069 shares of common stock of the Company with a fair value of $2,397,794 based on the stock price of the Company on the date of conversion. The Company recorded a loss on extinguishment of these Bridge Notes of $503,762 as presented on the unaudited condensed consolidated financial statements. After September 30, 2020, an additional $130,000 of Bridge Notes including accrued and capitalized interest that was previously in default was also settled for the issuance of 590,909 shares of common stock (see Note 11). The Company is currently in discussions with the holders of the remaining Bridge Notes in an effort to reach a similar settlement.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The estimated fair value of the remaining outstanding Bridge Notes as of September 30, 2020 and December 31, 2019 was $2,981,000 and $2,473,000 (see Note 7), and the principal amount due was $1,093,415 and $2,801,908, respectively. During the nine months ended September 30, 2020 and 2019, the change in fair value resulted in a (loss) gain of ($1,666,422) and $490,079, respectively, which is presented as change in fair value of convertible bridge notes on the unaudited condensed consolidated statements of operations (see Note 6).

Paycheck Protection Program

On April 14, 2020, the Company received $142,942 under the Paycheck Protection Program (PPP) overseen by the U.S. Small Business Administration. The loan has an annual interest rate of 1% with loan payments being deferred six months from the date of the loan with a maturity date of April 14, 2022. The Company used these funds for payroll costs only and will apply for forgiveness of the loan under the program once the U.S. Small Business Administration starts accepting the forgiveness applications. As of September 30, 2020, the amount due on the loan of $142,929 has been presented in current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Convertible Notes Payable

On June 8 through September 9, 2020, the Company received a total of $142,500 under a promissory note with an unrelated third party with multiple tranches with interest payable at 8% annually. All outstanding principal and interest accrued and unpaid on the note shall be due and payable twelve (12) months after the respective tranche date. The principal and accrued interest is convertible into the Company’s equity on the same terms, conditions and other rights provided to investors in the next equity offering in an amount of at least $1 million. As of September 30, 2020, $142,500 remains due under these convertible notes payable and has been presented as such on the accompanying unaudited condensed consolidated balance sheets.

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

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at September 30, 2020 and December 31, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at
	Sept. 30, 2020	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,674,000	$-	$-	$2,674,000
Total	$2,674,000	$-	$-	$2,674,000

	Fair value at
	December 31, 2019	Level 1	Level 2	Level 3
Convertible Bridge Notes	$2,473,000	$-	$-	$2,473,000
Total	$2,473,000	$-	$-	$2,473,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Nine Months Ended Sept. 30, 2020
Fair value, December 31, 2019	$2,473,000
Conversion to common shares	(1,894,032)
Accrued interest	(427,360)
Amortization of debt issuance costs	1,250
Net unrealized loss on convertible bridge notes	1,666,422
Fair value, September 30, 2020 – current portion	$2,674,000

The Company’s convertible Bridge Notes are valued by using Monte Carlo Simulation methods and discounted future cash flow models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These convertible Bridge Notes do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The following assumptions were used to value the Company’s convertible Bridge Notes at September 30, 2020: dividend yield of -0-%, volatility of 177.2%, risk free rate of 0.09% and an expected term of 0.25 years. The fair value of the Bridge Note was estimated based on the present value expected future cash flows using a discount rate of 20%.

NOTE 8 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

On September 4, 2020, the Company completed a 25:1 reverse stock split of its common shares. All shares and share prices set forth in the report have been adjusted to account for this reverse stock split as if it had occurred on the date presented.

As of September 30, 2020, the Company issued 11,418,069 shares of common stock in connection with Bridge Note conversions (see Note 6).

In September 2020, the Company issued 600,000 shares of common stock to three consultants in connection with services provided. All services were provided in the third quarter of 2020, and the Company incurred a professional fee expense of $127,000 related to the issuance of these shares during the three-month period ended September 30, 2020. The Company measured the fair value of the common stock issued based on the market price on contract execution date.

The Company issued 200,000 shares of common stock in the first quarter of 2020 in connection with a services contract valued at $50,000, which is being expensed over the six-month service term of the contract. During the nine months ended September 30, 2020, the Company recognized $50,000 of stock-based compensation which is included in professional fees on the unaudited condensed consolidated statement of operations. The Company measured the fair value of the common stock issued based on the market price on contract execution date as no specific performance by the grantee is required to retain the issued shares.

During the nine months September 30, 2019, the Company recognized $115,714 of stock-based compensation in connection with a six-month service contract which is included in professional fees on the condensed consolidated statement of operations.

Redeemable Convertible Preferred Stock

The Company has 600 shares of Preferred Stock issued and outstanding, which currently are convertible at $2.50 per share of the Company’s common stock (the “Conversion Price”), as per the terms of a March 2018 Modification and Extension Agreement (the “2018 Modification”). The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $600,000 plus accrued dividends. In December 2017 and January 2018, the Company was obligated to redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the Two Year Redemption Amount (such redemption, the “Two Year Redemption”). The Company extended the redemption date to July 1, 2019 pursuant to a new modification agreement signed in March 2019. The Preferred Stock is currently in default, and the Company is negotiating a modification with the holders. If a resolution cannot be reached, the holder can accelerate the redemption due, foreclose on the assets of the Company, or pursue other legal remedies available to it. Each share of Preferred Stock received warrants (the “Warrants”) equal to one-half of the Purchase Price to purchase common stock in the Company exercisable for five years following closing, currently exercisable at a price of $12.50 per share.

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

Warrants

During the nine months ended September 30, 2020, the Company did not issue any warrants, and 80,000 warrants expired. The following is a summary of all outstanding common stock warrants as of September 30, 2020:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Preferred Stock	46,154	$12.50	0.20

During the year ended December 31, 2018, we committed to issuing warrants to purchase 6,000 shares of common stock at $1.00 per share and expiring in five years, to one of our consultants prior to the consummation of any merger or equity financing of more than $1,000,000. These warrants are provisional and are not considered outstanding or granted as of September 30, 2020.

NOTE 9 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

On February 25, 2016, to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 160,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased to 400,000 shares by Board resolution and amendment in 2017. The 2016 Plan, as amended, was approved by the Company’s shareholders in January 2020.

The Company issued 128,000 stock options in the first nine months of 2020, 40,000 each to two of the Company’s independent directors, 20,000 each to one other independent director and one Board observer, and 8,000 to a new director. The options issued to the current directors and Board observer were fully vested upon issuance, are exercisable at a price of $0.50 per share, and expire ten years after issuance. The 8,000 options to the new director vest half in 12 months and the balance in 24 months, expire in five years, and are exercisable at $0.50 per share. The options were valued at $18,023 (pursuant to the Black Scholes valuation model see below), based on an exercise price of $0.50 per share and estimated expected term of 5.0 years. This has been classified in general and administrative expense in the unaudited condensed consolidated statements of operations.

Option Repricing

On January 6, 2020, the compensation committee of the Company’s Board of Directors, approved a one-time stock option repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions became effective on January 6, 2020. Under the Option Repricing, Eligible Options with an exercise price at or above $2.50 per share (representing an aggregate of 252,440 options, or 54% of the total outstanding) were amended to reduce such exercise price to $0.50.

The impact of the Option Repricing was a one-time incremental non-cash charge of $6,304, which was recorded as stock option expense in the first quarter of 2020 which is included in general and administrative expenses on the unaudited condensed consolidated statement of operations.

Total stock-based compensation for stock options issued and the one-time incremental charge for the Option Repricing for the nine months ended September 30, 2020 was $24,327. There was no stock-based compensation recognized in 2019 related to stock options.

A summary of the common stock options issued under the 2016 Plan and prior stock option plans for the nine months ended September 30, 2020 is as follows (shares and prices have been adjusted to account for a 25:1 reverse split):

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2019	340,619	$3.00	3.9
Options issued	128,000	0.50	9.2
Balance, September 30, 2020	468,619	1.75	5.9

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, September 30, 2020	460,619	$1.75	5.9

The fair value of new stock options granted and repriced stock options using the Black-Scholes option pricing model was calculated using the following assumptions for the nine months ended September 30, 2020:

Nine Months Ended Sept. 30, 2020
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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In April 2017, the Company entered into two Employment Agreements, the first with its Chairman and, as of July 2017, CEO; and the second with its previous CEO and, as of July 2017, President and General Counsel. The annual salaries under these Employment Agreements are $350,000 and $220,000, respectively, and agreements have provisions for severances in the instance either executive is terminated without cause or after a change in control (24 months for the CEO and 12 months for the President). In the fourth quarter of 2020, the CEO’s agreement was terminated by mutual consent of the parties, and all severance payments were released (see Note 11).

Pursuant to a services agreement signed in 2018, an additional 6,000 warrants with a five-year term and exercisable at 1.00 per share are issuable to the provider but have not formally been issued as of September 30, 2020 and are not considered outstanding.

As disclosed in Note 5, in May 2019, the Company signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant. As of September 30, 2020, quarterly fees totaling $37,500 since execution of this agreement have not been paid but accrued and are included in accounts payable and accrued expenses on the condensed consolidated balance sheets. In the fourth quarter of 2020, this license agreement was transferred to EPH and accrued fees are expected to be assumed by EPH (see Note 11).

As disclosed in Note 2, the QSAM License Agreement requires multiple milestone based payments including: $60,000 and other expense reimbursements within 60 days of signing, which have been paid, up to $150,000 as the Technology advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in QSAM equal to 5% of the company to be issued within 60 days of signing, which has not yet been issued. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and up to 50% of any Sublicense Consideration received by QSAM, as defined in the License Agreement. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. As of September 30, 2020, the Company has paid $60,000 under the QSAM License Agreement representing the full upfront license fee, as well $60,000 in expense reimbursements required under that agreement. Total costs of $120,000 paid under and in connection with this license, as well as an additional $86,943 in drug development costs paid to service providers, have been reflected as research and development expenses on the unaudited condensed consolidated statements of operations.

NOTE 11 - SUBSEQUENT EVENTS

Separation Agreement

On November 6, 2020 (the “Effective Date”), the Company entered into an Omnibus Separation Agreement (the “Separation Agreement”) with its unconsolidated investee entity, EPH. Under the terms of the Separation Agreement, the parties have agreed that the Company will continue to operate and pursue opportunities in the biosciences and pharmaceutical fields while EPH will continue to operate in the compost and soil manufacturing fields. More specifically:

1.	On the Effective Date, the Management Agreement, dated January 18, 2019, as amended, between EPH and the Company (then Q2Earth) was terminated by mutual agreement of the parties.

	a.	In lieu of any severance or other termination payments due thereunder, EPH has released QSAM from a total of $993,985 in liabilities, inclusive of advanced management fees and multiple promissory notes, including accrued and unpaid interest. Such promissory notes have been cancelled and are no longer enforceable. An additional $114,700 in promissory notes owed to an affiliate of EPH was agreed to be converted into Company common stock at a price of $0.22 per share.

	b.	The prior officers and employees of the Company engaged in the compost and soil manufacturing business have been released from any non-competition, non-solicitation or other restricted covenants pursuant to their respective employment agreements (as agreed in the Separation Agreement and further defined in individual release agreements with each such employee).

2.	As of the Effective Date, EPH has the right in its sole discretion to use the name “Q2Earth” in all jurisdictions of the United States and worldwide.

3.	The Company has agreed to transfer to EPH the License Agreement for the ABS product and all associated knowhow, trade secrets and trademark/service marks. Additionally, the Company has agreed to transfer to EPH the distributorship agreement, dated June 1, 2019, with Senn, Senn & Senn LLC (the “Senn Agreement”). Both these transfers are subject to consent by the granting parties, which has not been received as of the current date. The Company’s Board determined that these agreements had no material value, were not generating revenue, and had accumulated $37,500 in liabilities.

4.	The Company has agreed that up to $175,000 in funds raised in a next financing will be used to pay any remaining legacy debt and liabilities after the Effective Date.

Conversion of Debt for Common Shares

In addition to Bridge Notes settled and converted to common stock as of September 30, 2020, in October 2020, an additional $130,000 of principal and interest in defaulted Bridge Notes were converted into 590,909 shares of common stock issued or to be issued as of the date hereof.

On November 6, 2020, $147,797 in deferred employee compensation owed to the Company’s CEO was converted to 444,527 shares of common stock issued or to be issued as of the date hereof, plus the employee forgave an additional $32,598 in deferred compensation.

On November 1, 2020, the Company issued 800,000 shares of common stock to a service provider under a 12 month consulting agreement in connection with corporate communications and investor relations activities.

Resignation of former CEO and Chairman, and appointment of new CEO and Executive Chairman

On November 6, 2020, Kevin Bolin resigned as Chairman and CEO of the Company. At such time, Mr. Bolin was owed $180,395 in deferred unpaid salary, of which $147,797 was converted into 444,527 shares of common stock issued or to be issued, and $32,598 was forgiven. Further, the forfeiture provision on 400,000 shares of common stock issued to Mr. Bolin in 2018 was terminated.

On November 6, 2020, Douglas Baum, age 53, was appointed as Chief Executive Officer of the Company. Mr. Baum has been a director of the Company since January 2020. Mr. Baum received a three year employment agreement with the Company providing for $250,000 per year in base salary, of which only half will be paid in the first year or until certain results have been achieved in the ongoing drug development program. He will receive additional equity compensation to be subsequently approved and granted by the Board. Mr. Baum’s employment agreement provides for a 12 month severance payment if he is terminated for cause or leaves for “good reason” as defined in the agreement.

On November 6, 2020, C. Richard Piazza, age 73, was appointed as a Member of and the Executive Chairman of the Board of the Company. Mr. Piazza received a three year employment agreement with the Company providing for $220,000 per year in base salary, of which only half will be paid in the first year or until certain results have been achieved in the ongoing drug development program. He will also receive additional equity compensation to be subsequently approved and granted by the Board. Mr. Piazza’s employment agreement provides for a 12 month severance payment if he is terminated for cause or leaves for “good reason” as defined in the agreement. Mr. Piazza also serves as President, and is a minority shareholder, of IGL Pharma Inc., the licensor of the Company’s drug technology, and a consultant to IsoTherapeutics Group, LLC, the inventors of the technology. Mr. Piazza does not have any family relationship with other directors or officers of the Company.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results, events and performance (including certain projections, business trends and assumptions on future financings), and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. In evaluating these statements, you should specifically consider the risks that the anticipated outcome is subject to, including the factors discussed under “Risk Factors” in previous filings and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. Actual results may differ from projected results due, but not limited to, unforeseen developments, including those relating to the following:

●	We fail to raise capital;
●	We fail to implement our business plan;
●	We fail to complete acquisitions or fail to integrate acquired companies successfully;
●	We fail to compete at producing cost effective products;
●	Market demand does not materialize for the products we are development and sell;
●	The availability of additional capital at reasonable terms to support our business plan;
●	Economic, competitive, demographic, business and other conditions in our markets;
●	Changes or developments in laws, regulations or taxes;
●	Actions taken or not taken by third-parties, including our suppliers and competitors;
●	The failure to acquire or the loss of any license or patent;
●	The failure to obtain or loss of a permit or operating license;
●	Changes in our business strategy or development plans;
●	The availability and adequacy of our cash flow to meet our requirements;
●	Economic and other conditions caused by the Covid-19 or other pandemics; and
●	Other factors discussed under the section entitled “RISK FACTORS” in previous filings or elsewhere herein.

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

A. Plan of Operation

Legacy Business.

Until November 2020, our primary business was acquiring and overseeing the acquisition of companies in the compost and soil health sector (the “Legacy Business”). Through an affiliated company, Earth Property Holdings LLC (“EPH”) we completed two acquisitions of compost facilities in Austin, Texas and Jacksonville, Florida, and had been managing all the operations of those entities through an eight-year Management Agreement providing us $700,000 per year in fees. Prior to these operations, we were developing waste-to-power technology with the goal of pursuing business opportunities in the clean energy sector. In 2017 we raised funding through our Bridge Offering (discussed below) to transition into the soil health sector, and sold our waste-to-power technology to a licensee.

EPH is an unconsolidated investee entity in which we currently own approximately an 18% Class B subordinated equity stake. Class A equity holders comprised of one primary institutional investor and two follow-on investors who have collectively provided approximately $7 million to EPH, own the other 82% of that company.

In addition to our management role on behalf of EPH, in May 2019, we signed a worldwide, exclusive license agreement with Agrarian Technologies LLC and its affiliates (“Agrarian”) to sell Agrarian’s proprietary ABS bio-stimulant. As part of that transaction, we also hired the principal owner of Agrarian and inventor of its technology, Richard Stewart, to serve as our Vice President of Product Development. As of the end of third quarter of 2020, we had failed to generate any material revenue from this technology, and owed its licensor $37,500 in guaranteed payments.

New Strategic Plan.

In January 2020, our Board of Directors authorized a strategic plan comprised of: (1) securing new technologies and business opportunities in the broader biosciences sector, including both human and soil health; and (2) significantly reducing debt and liabilities of the Company and eliminating under-performing assets and agreements. The successful results of these actions are intended to attract new capital to fund long term growth opportunities for the Company; however, there is no guaranty that we will be successful in implementing this plan.

To advance these plans, in January 2020, we appointed Douglas R. Baum to our Board of Directors. Mr. Baum has over 28 years of experience in the bioscience and biotech industries, including development, commercialization and marketing of multiple drugs and medical devices. Over his senior executive tenure, including as CEO of Xeris Pharmaceuticals, he has overseen 15 product approvals through the FDA and raised over $80 million in capital to fund breakthrough technologies. Mr. Baum was granted a 5-year option to purchase 8,000 shares of the Company’s commons stock exercisable at $0.50 per share. The options vest one-half in 12 months and the balance in 24 months.

After his appointment to the Board, Mr. Baum secured for the Company an Exclusive Dealing Option Agreement to provide us a 90-day period to negotiate with IGL Pharma Inc. (“IGL”) for a license to the radiopharmaceutical Samarium-153 DOTMP (“Sm-153 DOTMP”). Sm-153 DOTMP is a promising drug with initial indications for pediatric osteosarcoma, a devastating form of bone cancer afflicting children, as well as a broader market in bone marrow ablation and other metastasized bone cancers. IGL is an affiliated entity of IsoTherapeutics Group LLC, whose founders created Quadramet® (Samarium-153-EDTMP) one of the first effective commercial radiopharmaceuticals. Since signing the option agreement for the licensing of Sm-153-DOTMP, we have provided IGL with $50,000 of advanced support fees to fund a single patient test for the drug, which was approved by the FDA to treat a patient in a bone marrow ablation procedure and was performed with technical success.

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

Separation from EPH and New Business Path.

Our Board of Directors have determined that the opportunities presented through the development of the new drug candidate technology present shareholders with the best path forward. As a result, after the reporting date of this Form 10-Q, on November 6, 2020, we entered into an Omnibus Separation Agreement (the “Separation Agreement”) with EPH. Under the terms of the Separation Agreement, the parties have agreed that we will continue to operate and pursue opportunities in the biosciences and pharmaceutical fields while EPH will continue to operate in the compost and soil manufacturing fields. More specifically:

1.	On November 6, 2020 (the “Effective Date”), the Management Agreement, dated January 18, 2019, as amended, between EPH and the Company (then Q2Earth) was terminated by mutual agreement of the parties.

	a.	In lieu of any severance or other termination payments due thereunder, EPH has released the Company from a total of $993,984 in liabilities, inclusive of advanced management fees and multiple promissory notes, including accrued and unpaid interest. Such intercompany promissory notes have been retired and are no longer enforceable. An additional $114,700 in promissory notes owed to an affiliate of EPH are being converted into our common stock at a price of $0.22 per share, and consequently, will be retired and no longer enforceable.

	b.	Our prior officers and employees engaged in the compost and soil manufacturing business have been released from any non-competition, non-solicitation or other restricted covenants pursuant to their respective employment agreements (as agreed in the Separation Agreement and further defined in individual release agreements with each such employee).

2.	As of the Effective Date, EPH has the right in its sole discretion to use the name “Q2Earth” in all jurisdictions of the United States and worldwide.

3.	We have agreed to transfer to EPH the License Agreement with Agrarian and Mulch Masters Inc. for the ABS product and all associated knowhow, trade secrets and trademark/service marks. Additionally, we have agreed to transfer to EPH the Distributorship Agreement, dated June 1, 2019, with Senn, Senn & Senn LLC (the “Senn Agreement”). Both these transfers are subject to consent by the granting parties, which has not been received as of the current date. The Company’s Board determined that these agreements had no material value, were not generating revenue, and had accumulated $37,500 in liabilities.

4.	We have agreed that up to $175,000 in funds raised in a next financing will be used to pay any remaining legacy business debt and liability payments any time after the Effective Date.

We believe that the results of the successful completion of this plan could mean a stronger balance sheet and the infusion of new capital to pursue this novel pharmaceutical opportunity. While a transition into this new business line is a departure from our legacy composting business, which was not financially sustainable for us, management believes that the path to creating shareholder value is more visible and probable with this new direction in the biosciences.

Bridge Offering and Follow-On Funding. We issued a total of $2,821,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017 and 2018 (the “Bridge Offering”) and $30,000 in 2019. Proceeds from the Bridge Notes were used to complete due diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018 and 2019, which have a 24-month term) with 15% annual interest which is capitalized each year into the principal of the notes and paid in kind.

As of September 30, 2020, the Company settled approximately $2.5 million in defaulted Bridge Note mostly issued in 2017 and 2018 with 17 total note holders. Under the terms of such settlements, each such note holder agreed to convert all principal and interest under their respective debt obligations into shares of the Company’s common stock at a price equal to $0.22 per share. In total, 11,418,069 shares of common stock were issued to the note holders as of September 30, 2020, of which 5,995,704 shares issued to one holder after the end of the quarter but related to a settlement dated as of September 30, 2020. After the end of the third quarter, an additional $130,000 in Bridge Notes were converted into 594,865 shares of common stock, issued or agreed to be issued, in settlement of those notes. Management is working on a plan to extend the term or convert into equity the remaining Bridge Notes, totaling $1,646,646 in principal and accrued capitalized interest as of the current date. If we cannot reach a settlement for these remaining obligations, our ability to operate will be materially adversely affected.

To continue operations through the end of 2020 and into 2021, we will need to raise additional capital. Without additional funding, specifically equity funding, we will continue to face significant challenges pursuing our current business strategy and developing it to a state where we are self-sustaining or profitable. Management recognizes these uncertainties, and is seeking options to allow us to reduce our significant remaining debt load from the Bridge Notes, convertible notes and preferred stock; and also allow us to develop business opportunities that can attract new equity capital and ultimately generate revenue which can support our ongoing operations and eventually lead to profitability. If we are unable to raise additional capital or develop profitable business opportunities, we may need to reduce materially our overhead, including laying-off employees and officers.

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

Results of Operations for the three months ended September 30, 2020 and 2019

For the three months ended September 30, 2020, we recorded $174,999 in revenue from a related entity pursuant to a management service agreement, a decrease of $70,865 over revenue of $245,864 recorded in the same period in 2019. The decrease in revenue in the current year is mainly driven by the service fees earned in the amount of $81,579 in 2019 under our agreement with Community Eco Power (CECO). Additional revenue in the quarter ended September 30, 2020 was generated from a feasibility study performed and satisfied in the same period for a soil customer unrelated to the Company in the amount of $16,200.

For the three months ended September 30, 2020, we recorded a net loss of $2,424,589, an increase in net loss of $2,864,298 (651%) from our net income of $439,709 for the same period in 2019. Basic and diluted net income (loss) per share was $1.03 and ($0.21), respectively, for the three month periods ended September 30, 2020 and 2019. The primary underlying reasons for the increase in the net loss for the current period over 2019 were a decrease of $70,865 in revenue, an increase in operating expenses of $194,884, a increase in the loss recognized due to the change in the fair value of the convertible bridge notes of $2,09,042, and a loss incurred on debt extinguishment of $503,762.

The majority of the $194,884 increase in operating expenses was due to an increase in professional fees and research and development expenses of $110,051 (174%) and $96,943, respectively, for the three months ended September 30, 2020 from $63,228 and $0 for the same period in 2019, primarily due to QSAM license fees incurred in the amount of $96,943.

Results of Operations for the nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, we recorded $524,997 in revenue from a related entity pursuant to a management service agreement, a decrease of $147,559 over revenue recorded in the same period in 2019. Additional revenue for the nine months in 2020 was generated from a feasibility study performed and satisfied in the same period for a soil customer unrelated to the Company in the amount of $16,200.

For the nine months ended September 30, 2020, we recorded a net loss of $3,734,635, an increase of $2,856,373 (325%) from our net loss of $878,262 for the same period in 2019. Basic and diluted net loss per share was $1.64 and $0.44, respectively, for the nine-month periods ended September 30, 2020 and 2019.

The majority of the $30,258 increase in operating expenses was due to research and development expenses, professional fees and general and administrative expenses of $206,943 (100%), $42,136 (15%) and $39,423 (29%), respectively, offset by a decrease in payroll related expenses of $258,244 (22%) to $1,636,463 for the nine months ended September 30, 2020 from $1,606,205 for the same period in 2019.

We recorded $524,997 of revenue related to management fees from our equity method investment EPH which is considered to be a related party during the nine months ended September 30, 2020 compared to the same period in 2019 which reflected $502,381 from the same contract and $170,175 under our agreement with CECO.

In addition, the Company received a $5,000 grant when applying for an Economic Injury Disaster Loan with the U.S. Small Business Administration, which was denied by SBA. This $5,000 grant does not need to be repaid and is reflected as other income.

Financial Condition, Liquidity and Capital Resources

For nine months ended September 30, 2020, cash increased by $1,197. This increase was primarily the result of the funds received in the amount of $142,942 from the Paycheck Protection Program, as well $30,500 in convertible notes from related parties, $142,500 in convertible notes from an unrelated party, and $305,373 notes payable from related parties.

Net cash used by operating activities was $620,118 for the nine months ended September 30, 2020, which reflected our net loss during the period of $3,734,635, offset by the non-cash adjustments of $2,845,693 and the net increase in operating assets and liabilities of $268,823. The majority of non-cash adjustments consists of $1,666,422 in the fair value change of the convertible bridge notes and the paid-in-kind interest on the convertible bridge notes of $427,360, in addition to the $503,762 loss incurred on the conversion of the bridge notes to common stock.

Our net loss resulted largely from our funding of activities related to the execution of our Legacy Business of facilitating the acquisition of and investment in and managing compost manufacturing businesses, including conducting due diligence and incurring consulting and professional expenses and hiring additional employees to support these operations, as well as ongoing general and administrative expenses. Net loss also consisted of fees and expenses paid to IGL to secure our license agreement for Sm-153 DOTMP.

Net cash used in investing activities during the nine months ended September 30, 2020 consisted of $0.

Net cash provided by financing activities during the nine months ended September 30, 2020 consisted of $621,315 due to additional proceeds under notes payable and convertible notes payable received from a related parties, proceeds from the convertible notes payable to Checkmate Capital and funds received from the Paycheck Protection Program that was used to keep our workforce employed during the Coronavirus (COVID-19) crisis.

At September 30, 2020, our cash totaled $1,675. Our cash is currently held at large U.S. banks.

Based on our current strategy and operating plan, we need to raise additional capital to support operations; therefore, there is substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our consolidated financial statements.

Bridge Financing. We issued a total of $2,821,908 in Bridge Notes during 2017 and 2018, and $30,000 in 2019. Proceeds from the Bridge Notes were used to complete due diligence, negotiate and secure the initial compost acquisitions, as well as for operational expenses and legacy debt repayment. In 2018, one Bridge Note in the principal amount of $50,000 was converted into shares of common stock. Maturity is 36 months from issuance (except for certain Bridge Notes issued in 2018 and 2019, which have a 24-month term) with 15% annual interest which is capitalized each year into the principal of the notes and paid in kind.

Between September 15, 2020 and October 31, 2020, the Company settled approximately $2.8 million in defaulted Bridge Note mostly issued in 2017 and 2018 with 17 total note holders. Under the terms of such settlements, each such note holder agreed to convert all principal and interest under their respective debt obligations into shares of the Company’s common stock at a price equal to $0.22 per share. In total, 12,008,978 shares of common stock were issued to the note holders. Management is working on a plan to extend the term or convert into equity the remaining Bridge Notes, totaling $1,646,646 in principal and accrued capitalized interest as of September 30, 2020. If we cannot reach a settlement for these remaining obligations, our ability to operate will be materially adversely affected.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception on an annual basis. As of September 30, 2020, we had an accumulated deficit of $14,783,844 and negative working capital of $4,960,244.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2020.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of September 30, 2020, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of September 30, 2020 , our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2020, the Company made the following sales of unregistered securities:

Purpose / Holder	Number of Shares	Total Price/Amount
Conversion of promissory notes among multiple note holders	11,418,069	$2,397,795
Shares issued to three service providers	600,000	$127,000

Subsequent to the quarter ended September 30, 2020, the Company made the following sales of unregistered securities:

Purpose / Holder	Number of Shares	Total Price/Amount
Conversion of promissory notes among multiple note holders (1)	442,096	$130,870
Shares issued to one service provider	800,000	$176,0000

(1) An additional 187,529 shares are due to be issued in connection with this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its Original Issue Discount Senior Secured Convertible Debentures in the total principal amount of $165,000. The Company is currently in negotiations with the holders to modify and extend the maturity date on those notes. As of September 30, 2020, approximately $1,777,516 of the original issuance principal amount of the Bridge Notes was in default. Management is working on a plan to extend the term or convert into equity these and the other Bridge Notes.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS

Exhibit
Number	Description

31.1	302 Certification of Douglas Baum, Chief Executive Officer

31.2	302 Certification of Thomas Knight, Chief Accounting Officer

32	906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSAM BIOSCIENCES INC.

Date: 11/23/20	By:	/s/ Douglas Baum

Chief Executive Officer

Date: 11/23/20	By:	/s/ Thomas Knight

Chief Accounting Officer

