Form 10-Q
period 2021-03-31
QSAM Biosciences, Inc.
filed 2021-05-21
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

May 20, 2021: Common – 27,732,928

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash	$1,941,154	$8,304
Prepaid expenses and other assets	31,037	12,896
TOTAL CURRENT ASSETS	1,972,191	21,200

TOTAL ASSETS	$1,972,191	$21,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,622	$308,157
Accrued payroll and related expenses	48,006	48,006
Accrued interest - related parties	1,914	-
Notes payable - related parties	40,992	63,992
Paycheck Protection Program Loan - current portion	52,179	34,163
Debentures	35,000	137,500
Convertible bridge notes, at fair value	-	3,598,000
TOTAL CURRENT LIABILITIES	388,713	4,189,818

Paycheck Protection Program Loan - net of current portion	90,763	108,779

TOTAL LIABILITIES	479,476	4,298,597

Redeemable convertible preferred stock, Series A; $0.0001 par value, 1,500 designated Series A, 480 and 600 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (liquidation preference of $671,941)	671,941	784,044

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series B, $0.001 par value; 250,000 shares authorized, 2,500 and 281 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	-
Preferred stock, Series E-1, $0.0001 par value; 8,500 shares authorized, 8,500 and 7,650 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 27,732,928 and 19,512,517 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,774	1,947
Unearned deferred compensation	(4,175,110)	(148,333)
Subscription receivable	-	(25,000)
Additional paid-in capital	25,853,559	11,021,840
Accumulated deficit	(20,860,452)	(15,911,895)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	820,774	(5,061,441)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,972,191	$21,200

See notes to the condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2021	2020

REVENUES	$-	$-

OPERATING EXPENSES FROM CONTINUED OPERATIONS
Payroll and related expenses	76,388	200,279
Professional fees	769,497	75,224
General and administrative	2,414,018	83,379
Research and development expenses	73,954	-
Total Operating Expenses	3,333,857	358,882

LOSS FROM CONTINUING OPERATIONS	3,333,857	358,882

OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Financing costs including interest	(37,629)	(132,358)
Change in fair value of convertible bridge notes	-	31,357
Gain on sale of equity method investment	100,000	-
Loss on debentures and accrued expenses converted to common stock	(390,068)	-
Loss on conversion of bridge notes and accrued interest	(744,505)	-
Total Other Expense, net	(1,072,202)	(101,001)

Loss from continuing operations before income taxes	(4,406,059)	(459,883)

INCOME TAXES	-	-
Loss from continuing operations	(4,406,059)	(459,883)

DISCONTINUED OPERATIONS:
Income from discontinued operations before income taxes	-	22,481

INCOME TAXES	-	-
Income from discontinued operations	-	22,481

NET LOSS	(4,406,059)	(437,402)

Series A preferred stock contractual dividends	(7,899)	(8,317)
Deemed dividend on conversion of Series A preferred stock to shares of common stock	(542,500)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,956,458)	$(445,719)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.22)	$(0.20)
DISCONTINUED OPERATIONS	-	0.01
	$(0.22)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	22,626,906	2,244,343

See notes to the condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2020 AND 2021

(UNAUDITED)

	Series E-1 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Deferred Stock-based	Subscription	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Receivable	Deficit	Equity (Deficit)

Balance, December 31, 2019	-	-	-	-	2,079,898	$208	$6,475,667	$-	$-	$(11,049,210)	$(4,573,335)

Stock-based compensation for services	-	-	-	-	200,000	500	49,500	(29,167)	-	-	20,833

Stock-based compensation expense and stock option modification	-	-	-	-	-	-	24,327	-	-	-	24,327

Series A, preferred stock contractual dividends	-	-	-	-	-	-	(8,317)	-	-	-	(8,317)

Net loss period ended March 31, 2020	-	-	-	-	-	-	-	-	-	(437,402)	(437,402)

Balance, March 31, 2020	-	-	-	-	2,279,898	$708	$6,541,177	$(29,167)	$-	$(11,486,612)	$(4,973,893)

Balance, December 31, 2020	-	-	281	-	19,472,241	$1,947	$11,021,840	$(148,333)	$(25,000)	$(15,911,895)	$(5,061,441)

Stock-based compensation for services	-	-	-	-	250,000	25	537,367	115,000	-	-	652,392

Conversion of debentures and accrued expenses	-	-	-	-	632,995	64	515,004	-	-	-	515,068

Conversion of bridge notes and accrued interest to common stock	-	-	-	-	6,627,692	663	4,377,825	-	-	-	4,378,488

Conversion of Series A preferred stock to common stock	-	-	-	-	750,000	75	662,425	-	-	(542,500)	120,000

Series A preferred stock contractual dividends			-	-	-	-	(7,899)	-	-	-	(7,899)

Issuance of Series B preferred stock for cash			2,196	2	-	-	2,195,998	-	25,000	-	2,221,000

Conversion of notes with directors to Series B preferred stock and warrants			23	-			23,000				23,000

Stock based compensation to employees and directors	8,500		-	-	-	-	6,527,999	(4,141,177)	-	-	2,386,223

Net loss year ended March 31, 2021	-	-	-	-	-	-	-	-	-	(4,406,059)	(4,406,059)

Balance, March 31, 2021	8,500	$1	2,500	$2	$27,732,928	$2,774	$25,853,559	$(4,175,110)	$-	$(20,860,452)	$820,774

See notes to the condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,406,059)	$(437,402)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation for services	652,392	20,833
Stock-based compensation and stock option modification	2,386,223	24,327
Loss on conversion of bridge notes and accrued interest	744,505	-
Loss on conversion of debentures and accrued expenses to common stock	390,068	-
Change in fair value of convertible bridge notes	-	(31,357)
Amortization of debt issuance costs	-	1,250
Paid-in-kind interest - convertible bridge notes	35,983	131,107
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	(18,141)	4,249
Increase (decrease) in accounts payable and accrued expenses	(75,035)	49,660
Increase accrued payroll and related expenses	-	76,765
Increase in accrued interest	1,914	-
Increase in accrued interest - related party	-	13,082
Net cash used in operating activities	(288,150)	(147,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes - related parties	-	147,672
Proceeds from issuance of preferred stock - Series B	2,221,000	-
Net cash provided by financing activities	2,221,000	147,672

NET INCREASE IN CASH	1,932,850	186

CASH - Beginning of period	8,304	478

CASH - End of period	$1,941,154	$664

SUPPLEMENTAL CASH FLOW DISCLOSURES:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual and deemed dividends on Series A convertible preferred stock	$550,397	$8,317
Conversion of convertible bridge notes and accrued interest to 6,627,692 shares of common stock	$3,633,983	$-
Conversion of debentures and accrued expenses to common stock	$125,000	$-
Conversion of Series A preferred stock to common stock	$120,000	$-
Conversion of notes payable with directors to Series B preferred stock and warrants	$23,000	$-

See notes to the condensed consolidated financial statements.

QSAM BIOSCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

QSAM Biosciences Inc. (hereinafter the “Company”, “we”, “our”, “us”), incorporated in Delaware on August 26, 2004, is currently engaged in the business of developing a novel radiopharmaceutical drug candidate for the treatment of bone cancer. This business line commenced in earnest in the fourth fiscal quarter of 2020 as a result of the separation and transfer pursuant to an Omnibus Separation Agreement dated November 6, 2020 (the “Separation Agreement”) of the Company’s prior business of managing compost and soil manufacturing facilities (the “Legacy Business”) through an unconsolidated investee entity called Earth Property Holdings LLC, a Delaware limited liability company (“EPH”). Pursuant to the Separation Agreement, the Company transferred to EPH all assets and related liabilities in connection with the Legacy Business in return for a forgiveness of debt. The financial statements presented herein have been adjusted to account for the Legacy Business as discontinued operations (see Note 4 – Separation Agreement and Note 9 – Discontinued Operations). The Company sold its entire equity interest in EPH to a third party in the first quarter of 2021 for $100,000, and currently holds no ownership in EPH.

In April 2020, the Company established QSAM Therapeutics Inc. (“QSAM”) as a wholly-owned subsidiary incorporated in the state of Texas, and through QSAM, executed a Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL Pharma, Inc. (“IGL”). The License Agreement provides QSAM with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to Samaium-153 DOTMP aka CycloSam® (the “Technology”), a clinical stage novel radiopharmaceutical meant to treat different types of bone cancer and related diseases. The establishment of QSAM and execution of the License Agreement and the Separation Agreement are part of the Company’s strategic plan to transition its business into the broader biosciences sector which currently is the Company’s primary focus.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 which was filed with the SEC on April 15, 2021.

For the three months ended March 31, 2021, the Company used cash in operating activities for its continuing operations of $288,149 and incurred a loss from its continuing operations of $4,406,059. The accumulated deficit since inception is $20,860,452, which was comprised of operating losses and other expenses for both the continuing and discontinued operations.

The Company raised a total of $2,851,908 in convertible bridge notes (the “Bridge Notes”) starting in March 2017 and ending in 2019. In 2020, $2,928,679 of the Bridge Notes inclusive of principal and accrued and capitalized interest were converted by the holders into 13,312,175 shares of common stock. As of March 31, 2021, all remaining Bridge Notes totaling $1,447,315 inclusive of principal and accrued and capitalized interest were converted into 6,578,701 shares of common stock. There are no Bridge Notes currently outstanding.

The Company’s convertible debentures totaling $35,000 and $480,000 of redeemable convertible preferred stock were in default as of March 31, 2021. Management is in discussions with the holders of these debt and equity securities to reach an agreement to convert the outstanding balances into common stock or otherwise amend the respective maturity and redemption dates.

As of March 31, 2021, the Company had a working capital surplus of $1,583,478.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its continuing operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to develop and commercialize its drug candidate, seek strategic partnerships to advance clinical trials and other research endeavors which could provide additional capital to the Company, and continue to raise funds for the Company through equity or debt offerings. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our net loss from continuing operations in the periods ended March 31, 2021 and 2020 resulted largely from activities related to the public company and in the 2021 period also from certain license and research expenses in connection with the continuing operations of the Company’s drug development business. All income and losses related to expenses from the Legacy Business are included in discontinued operations (see Note 9 - Discontinued Operations).

In January 2021, the Company closed a $2.5 million Series B Preferred Stock private placement to advance its new business model, which is expected to support continuing operations through the end of 2021. In 2020 and the first quarter of 2021, management also was able to reduce debt significantly, in part from the forgiveness of notes payable owed to EPH (see Note 4 – Separation Agreement) and also by converting a significant portion of additional liabilities into common stock (see Note 7 – Debentures, Convertible Bridge Notes and Notes Payable).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed financial statements include the accounts of the Company and its Subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiaries unless the context otherwise requires.

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one financial institution and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of March 31, 2021 and 2020.

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

The Company had no revenue in 2021 and 2020 from continuing operations.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $73,954 for three months ended March 31, 2021, and are a result of the License Agreement for the Company’s drug Technology executed in the second quarter of 2020 (see Note 10 – Commitments and Contingencies). The Company did not incur any research and development costs during the first quarter of 2020.

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

Equity Method Investment

Investments in partnerships, joint ventures and less-than majority-owned subsidiaries in which we have significant influence are accounted for under the equity method. The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of our equity method investee. When we record our proportionate share of net income, it increases income (loss) — net in our consolidated statements of operations and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (loss) — net in our consolidated statements of income and our carrying value in that investment. The Company’s proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investee. These items can have a significant impact on the amount of income (loss) — net in our consolidated statements of operations and our carrying value in those investments. The Company divested its investment in its equity method investee in March 2021.

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

The Company disposed of a component of its business pursuant to a Separation Agreement in November 2020, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying unaudited condensed statements of operations for the three month periods ended March 31, 2021 and 2020. For additional information, see Note __ – Separation Agreement and Note 9 - Discontinued Operations.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At March 31, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 25:1 reverse stock split effected on September 4, 2020):

Shares from the conversion of Series B Preferred Stock	15,625,000
Shares from the conversion of Series E-1 Preferred Stock (subject to vesting in 2021 through 2023 and potential forfeiture)	8,500,000
Shares from common stock options	468,619
Shares from common stock warrants	7,493,575
Shares from the conversion of debentures	218,750
Shares from the conversion of redeemable convertible preferred stock (based upon an assumed conversion price at March 31, 2021 of $0.16 per share; not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions)	3,000,000

At March 31, 2020, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 25:1 reverse stock split effected on September 4, 2020):

Shares from common stock options	468,619
Shares from common stock warrants	126,154
Shares from the conversion of debentures	66,000
Shares that may be converted from Bridge Notes (based upon an assumed conversion price at March 31, 2020 of $1.98 per share);	2,012,571
Shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions).	302,768

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2021 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

The Company had no revenue from its continuing operations in the first quarter of 2021 and 2020. Revenue included in discontinued operations was generated from one related customer in 2020.

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

Pursuant to ASC 205-20 Presentation of Financial Statements: Discontinued Operations and amended by ASU No. 2014-08, management has determined that the Separation Agreement results in the disposal of a component that represents a strategic shift in the Company’s business operations that will have a major effect on the Company’s operations and financial results. Therefore, the net income (loss) generated from this disposed component have been presented as discontinued operations for the period ended March 31, 2020 on the statement of operations.

NOTE 5 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the 2018 fiscal year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors, which was fully paid in April 2020. The carrying value of the investment at March 31, 2021 and December 31, 2020 was zero due to continued losses incurred by EPH. In the first quarter of 2021, the Company sold this equity interest to an unrelated third party for $100,000. There were no distributions received from the equity method investment in 2021 or 2020. See Note 4 for discussion of the Separation Agreement with our equity method investment in November 2020.

Our prior Chairman and CEO of the Company, also serves as President of EPH; and Christopher Nelson, General Counsel and Director of the Company, also serves as General Counsel and Secretary of EPH. See Note 6 – Related Party Transactions for transactions with our equity method investment during the periods ended March 31, 2021 and 2020.

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

During the quarter ended March 31, 2020, the Company received $174,999 from its equity method investee, EPH, as management fee revenue. The Company did not receive any revenue from EPH in the quarter ended March 31, 2021. Due to the Separation Agreement disclosed in Note 4, management fee revenues received during the period ended March 31, 2020 have been presented on the statement of operations as discontinued operations (see Note 9 – Discontinued Operations). Management fee revenues were the Company’s primary source of revenue during that period.

As of March 31, 2021, the Company owes to EPH $34,136 of notes payable and accrued interest which is included in notes payable-related parties on the consolidated balance sheet.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of March 31, 2021, $7,500 of principal remains outstanding on certain of these short-term notes payable. During the three months ended March 31, 2021, $23,000 of these short-term notes payable was converted into 23 shares of the Company’s Series B preferred stock at a conversion ratio of $1,000 per share, and warrants to purchase 65,714 shares of common stock at an exercise price of $0.35 per share, which resulted in no gain or loss on conversion (see Note 9).

During the periods ended March 31, 2021 and 2020, the Company incurred approximately $37,551 and $27,104 in legal fees with a law firm in which the Company’s audit committee chair is an employee. As of March 31, 2021, accounts payable and accrued expenses include $20,099 for legal fees due to the law firm for services.

NOTE 7 – DEBENTURES, CONVERTIBLE BRIDGE NOTES, AND NOTES PAYABLE

Debentures

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in the aggregate amount of $35,000 and $165,000 as of March 31, 2021 and 2020, respectively. All assets of the Company are secured under the Debentures. The Debentures contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the conversion price of the Debentures, as adjusted from time to time, as well as other standard protections for the holder. There is no interest on these notes. In the first quarter of 2021, the two institutional holders of the debentures converted an aggregate of $102,500 into 517,086 shares of common stock, and the Company recognized a loss on the two debenture conversions of $356,454. As of March 31, 2021, the outstanding amount of $35,000 is in default.

Convertible Bridge Notes

In 2017 and 2018, the Company issued a total of $2,771,908 in a convertible promissory note (the “Bridge Notes”) offering, which included three of the Company’s directors converting $156,368 and one shareholder converting $11,784 of prior notes and cash advances, including interest thereon, into the offering. In 2019, an additional $30,000 Bridge Note was issued to one investor. In June 2018, one of the original Bridge Notes for $50,000 plus $7,664 accrued interest was converted by its holder into 24,538 shares of common stock. Maturity for the Bridge Notes was 36 months from issuance (24 months for the Bridge Notes issued in 2018 and 2019) with 15% annual interest which is capitalized each year into the principal of the Bridge Notes and paid in kind.

As of March 31, 2021, all Bridge Notes remaining at the end of 2020, inclusive of principal and accrued and capitalized interest, were settled with the holders of these notes converting their debt into a total of 6,627,692 shares of common stock of the Company with a fair value of $4,378,488 based on the stock price of the Company on the date of conversion. The Company recorded a loss on extinguishment of these Bridge Notes of $744,205 in the quarter ended March 31, 2021, which is included in loss on conversion of bridge notes and accrued interest on the unaudited condensed statements of operations.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The estimated fair value of the remaining outstanding Bridge Notes as of March 31, 2021 and 2020 was $0 and $2,574,000 (see Note 8 – Fair Value Measurement), and the principal amount due was $0 and $2,801,908, respectively. During the quarters ended March 31, 2021 and 2020, the change in fair value resulted in a (loss) gain of $0 and $31,357, respectively, which is presented as change in fair value of convertible bridge notes on the unaudited condensed statements of operations (see Note 8 - Fair Value Measurement).

Paycheck Protection Program

On April 14, 2020, the Company received $142,942 under the Paycheck Protection Program (PPP) overseen by the U.S. Small Business Administration. The loan has an annual interest rate of 1% with loan payments being deferred six months from the date of the loan with a maturity date of June 29, 2023. The Company used these funds for payroll costs only and will apply for forgiveness of the loan under the program once the U.S. Small Business Administration starts accepting the forgiveness applications. As of March 31, 2021, the amount due on the loan of $142,942. Under the terms of the PPP, principal payments are due as follows: $34,163 in 2021 and $72,338 in 2022.

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

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at March 31, 2021 and December 31, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair value at
	March 31, 2021	Level 1	Level 2	Level 3
Convertible Bridge Notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

	Fair value at
	December 31, 2020	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,598,000	$-	$-	$3,598,000
Total	$3,598,000	$-	$-	$3,598,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Three Months Ended March 31, 2021
Fair value, December 31, 2020	$3,598,000
Accrued interest	35,983
Conversion to shares of common stock	(3,633,983)
Fair value, March 31, 2021	$-

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

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been reclassified as discontinued operations on a retrospective basis for the period ended March 31, 2020. There were no results of operations from the component in the current period. As of March 31, 2021, there were no assets or liabilities held associated with this business. The results of operations of this component, for all periods, are separately reported as “discontinued operations” on the unaudited condensed statements of operations.

As disclosed in Note 4 – Separation Agreement, the Company sold its equity interest in EPH as of March 31, 2021. There have been no transactions between the Company and EPH since the Separation Agreement.

A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the consolidated statements of operations for the three month periods ended March 31, 2021 and 2020, are summarized below:

Reconciliation of revenue and expense items in discontinued operations on the unaudited condensed statement of operations:

	Three months ended March 31,
	2021	2020

REVENUES	$-	$174,999

OPERATING EXPENSES	-
Payroll and related expenses	-	114,391
General and administrative	-	25,046
Total Operating Expenses	-	139,437
Financing costs including interest	-	(13,081)
INCOME FROM DISCONTINUED OPERATIONS	$-	$22,481

Reconciliation of cash flows from operating activities and financing activities on the unaudited condensed statement of cash flow:

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income from Discontinued Operations	$-	$22,481

Changes in operating assets and liabilities	-
Increase in accounts payable and accrued expenses	-	7,500
Increase in accrued interest - related party	-	13,081
Net cash provided by operating activities	-	43,062

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes - related parties	-	147,673
Repayments on promissory notes - related parties	-	-
Net cash provided by financing activities	-	147,673

Net cash provided by discontinued operations	$-	$190,735

NOTE 10 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

In the three month period ended March 31, 2021, the Company issued shares of common stock as follows:

Stock based compensation for services	250,000
Conversions of debentures and accrued expenses	632,995
Conversion of Bridge Notes	6,627,692
Conversion of Series A Preferred Stock	750,000
Total Common Shares issued in the first quarter of 2021	8,260,687

As of March 31, 2021, $125,007 of debentures and accrued expenses plus bridge notes with a face value of principal and accrued interest of $1,447,315 for an aggregate of $1,572,315 of obligations were converted into shares of common stock in the quarter ended March 31, 2021 at a price of $0.22 per share. Further, $120,000 of Series A preferred stock was converted into shares of common stock at a price of $0.16 per share. Due to the timing of the conversions and the Company’s stock price at that time of conversion, the Company recorded the following losses from liability conversions in the quarter ended March 31, 2021: $744,505 from the conversion of Bridge Notes including accrued interest, and $390,068 from the conversion of a debenture and accrued expenses. A deemed dividend was recognized in the amount of $542,500 for the difference between the value of the common stock shares using market price on the date of conversion and the $120,000 stated value of the Series A preferred stock upon conversion into common stock which has been presented as an increase to the net loss available to common stockholders on the condensed consolidated statement of operations.

In 2020, the Company also effected a 25:1 reverse stock split and all share numbers herein have been adjusted for that change.

The Company issued 200,000 shares of common stock valued at $50,000 in the quarter ended March 31, 2020 as compensation for a services contract.

For the three month periods ended March 31, 2021 and 2020, the Company recognized $652,392 and $42,648 of stock-based compensation expense for shares of common stock and warrants issued as consideration for several service agreements.

Series A Redeemable Convertible Preferred Stock

The Company has 480 shares of Preferred Stock issued and outstanding as of March 31, 2021, which currently are convertible at $0.16 per share of the Company’s common stock (the “Conversion Price”), which was adjusted to match the conversion price of the Company’s Series B Preferred Stock. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $480,000 plus accrued dividends. The Preferred Stock is currently in default, and the Company is negotiating a modification with the holders, including the conversion of these shares into common stock. Each share of Preferred Stock received warrants, all of which had expired as of March 31, 2021.

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

Series B Preferred Stock

In December 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 2,500 shares of Series B Convertible Preferred Stock (the “Series B Stock”), par value $0.001 per share, pursuant to a Certificate of Designation. The Series B Preferred Shares provide the holders a 10% annual paid-in-kind dividend, a liquidation preference equal to the purchase price of the shares ($1,000 per share) followed by the right to participate with the common stockholders in the instance of a liquidation or other exit event, and provide the holders the right to vote along with the common holders based on the common conversion amount of their holdings. The Series B Preferred Shares are convertible into common stock at a price of $0.16 per share, subject to anti-dilution protections in the case of certain issuances of securities below that conversion price. The Series B Preferred Shares are not redeemable.

In January 2021, the Company closed a private offering of its Series B Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Stock and warrants. As of March 31, 2021, 2,500 shares of Series B Stock were issued and outstanding.

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

On December 30, 2020, 7,650 shares of Series E-1 Stock had been issued to five individuals, including the Company’s Executive Chairman, CEO and General Counsel which vest starting in July 2021 through January 2023 and are forfeitable by the holders prior to vesting. In February 2021, the remaining 850 shares of Series E-1 Stock were issued to one newly-appointed director, vesting half in February 2022 and the balance in February 2023. Upon these shares of Series E-1 preferred stock becoming fully vested, they are convertible in the aggregate into 8,500,000 shares of common stock which had a value of approximately $2,386,223 as of March 31, 2021.

The Company computed the total grant date fair value of the Series E-1 Stock to be approximately $6,528,000 million using an option pricing model and the following assumptions: (1) with respect to the shares granted in 2020: expected term of four years, dividend yield of -0-%, volatility of 96.12%, and a risk-free rate of .27%; and (2) with respect to the shares granted in 2021: expected term of four years, dividend yield of -0-%, volatility of 96.12%, and a risk-free rate of .27%. The value of these shares will be recognized as stock-based compensation expense over the vesting period through February 2023. As of March 31, 2021, all 8,500 Series E-1 Stock issued remain unvested.

Warrants

During the three months ended March 31, 2021, the Company issued 6,743,575 warrants in connection with its Series B offering, and 750,000 warrants to a service provider. The following is a summary of all outstanding common stock warrants as of March 31, 2021:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Series B Preferred Stock	6,202,861	$0.35	0.25
Warrants issued in connection with issuance of Series B Preferred Stock to lead investor	475,000	$0.45	0.80
Warrants issued in connection with the issuance of Series B Preferred Stock to directors	65,714	$0.35	0.25
Warrants issued to service provider	750,000	$0.22	0.25

During the period ended Mach 31, 2021, the Company issued a service provider fully vested warrants in connection with the execution of a service agreement to purchase 750,000 shares of common stock for an exercise price of $0.22 and exercise period of six months. The Company computed the total grant date fair value of the warrants to be approximately $404,000 using a black-scholes option pricing model and the following assumptions: expected term of .5 years, dividend yield of -0%-, volatility of 129.81%, and a risk-free rate of .08%. The value of these warrants was recognized as stock-based compensation expense which is included in professional fees on the condensed consolidated statement of operations, as the warrants were fully earned upon issuance.

During the year ended December 31, 2018, the Company committed to issuing warrants to purchase 6,000 shares of common stock at $1.00 per share and expiring in five years. These warrants are provisional and are not considered outstanding or granted as of March 31, 2021.

NOTE 11 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

In 2016 to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 160,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased to 400,000 shares by Board resolution and amendment in 2017, and further increase to 1 million shares by Board resolution in 2021. The Company did not issue any stock options in the first quarter of 2021.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The QSAM License Agreement requires multiple milestone-based payments including: $60,000 and other expense reimbursements within 60 days of signing, which have been paid, up to $150,000 as the Technology advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in the form of a warrant in QSAM equal to 5% of the company to be issued within 60 days of signing, which has not yet been issued. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and up to 50% of any Sublicense Consideration received by QSAM, as defined in the License Agreement. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing. The Consulting Agreement is to provide QSAM with additional consulting and advisory services from the technology’s founders to assist in the clinical development of CycloSam. The Company has paid $60,000 under the QSAM License Agreement representing the full upfront license fee, as well $60,000 in expense reimbursements required under that agreement. In the three months ended March 31, 2021, the Company paid $73,954 in additional related drug development costs to service providers including the fixed $8,500 monthly consulting fee, which has been reflected as research and development expenses on the unaudited condensed consolidated statements of operations.

Pursuant to a services agreement signed in 2018, an additional 6,000 warrants with a five-year term and exercisable at 1.00 per share are issuable to the provider but have not formally been issued as of March 31, 2021 and are not considered outstanding.

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

A. Plan of Operation

Legacy Business

Until November 2020, our primary business was acquiring and overseeing the acquisition of companies in the compost and soil health sector (the “Legacy Business”). Through an affiliated company, Earth Property Holdings LLC (“EPH”), we completed two acquisitions of compost facilities in Austin, Texas and Jacksonville, Florida, and had been managing all the operations of those entities through a Management Agreement providing us $700,000 per year in fees. On November 6, 2020, we entered into a Separation Agreement with EPH pursuant to which our Management Agreement was terminated, and on March 23, 2021, we sold all of our equity stake in EPH, which we had previously considered an unconsolidated investee entity. Prior to these operations, we were developing waste-to-power technology with the goal of pursuing business opportunities in the clean energy sector. In 2017 we raised funding through our Bridge Offering (see “Financial Condition, Liquidity and Capital Resources” below) to transition into the soil health sector, and sold our prior waste-to-power technology to a licensee.

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

New Equity Financing and Debt Conversions

To advance the development of the New Technology, in the fourth quarter of 2020 we commenced a Series B Preferred stock offering (the “Series B Offering”), which closed in January 2021. In total, we raised $2.5 million (inclusive of $156,000 of prior debt conversion and $23,000 of converted notes from directors) and issued a total of 2,500 shares of Series B Preferred Stock.

In connection with this Series B Offering closing, our Board approved a modification to the offering terms and we issued in 2021 a total of 6.27 million common stock warrants, which are exercisable prior to July 8, 2021 at an exercise price of $0.35 per share. Also in 2021, our lead investor in the Series B Offering earned a warrant for 475,000 shares which expire January 15, 2022 and are exercisable at $0.45 per share. None of these warrants provide a cashless exercise option nor any registration rights.

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

As of the first quarter of 2021, all remaining Bridge Note holders converted their notes, representing $1,473,280 in principal and accrued interest, into 6,627,692 shares of common stock. Also in December 2020 and January 2021, one of the Company convertible debenture holders converted the remaining balance of $27,500 and $72,500 of its debenture into 125,000 and 329,545 shares of common stock, respectively; and in February 2021, converted $120,000 of its Series A Preferred stock into 750,000 shares of common stock. In February 2021, a second debenture holder converted $30,000 of its debenture into 187,541 shares of common stock.

As of the end of the first quarter of 2021, the Company had just under $2 million in cash and approximately $35,000 in current debt from debentures, not including trade payables, a Payroll Protection Program loan which may be forgiven, and the Series A Preferred stock which is still outstanding and subject to a redemption clause in default. Management is in discussions with the Series Preferred A stockholders to convert the remaining balance of these securities into common stock or otherwise amend the redemption terms of their securities.

We believe our transition plan, including the execution of the Separation Agreement and the subsequent debt reduction and equity raise, has significantly strengthened our balance sheet and provided us the funding to pursue development of the New Technology. Management believes these results have materially improved the chance for shareholder value appreciation in the following periods.

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

Results of Operations for the three month period ended March 31, 2021 and 2020

For the three month periods ended March 31, 2021 and 2020, we recorded no revenue from continuing operations. Revenue from the Management Agreement and other Legacy Business operations have been reclassified in our Statement of Operations on our Consolidated Financial Statements as “discontinued operations.”

For the three month period ended March 31, 2021, we recorded a net loss from continuing operations of $4,406,059, an increase of $3,946,176 (858%) from our net loss from continuing operations of $459,883 for the same period in 2020. Basic and diluted net loss per share from continuing operations was $0.22 and $0.20 for the first quarter of 2021 and 2020, respectively. The primary reasons for the increase in the net loss for the 2021 period over 2020 were an increase of $2,974,975 in operating expenses primarily due to stock based compensation of $2,791,115, the loss of $1,134,273 on convertible debt and other liabilities converted to equity; offset slightly by a sale of the Company’s equity interests in Earth Property Holdings, LLC for $100,000. Expenses from the Legacy Business operations have been reclassified in our Statement of Operations on our Consolidated Financial Statements as “discontinued operations.”

The majority of the $2,974,975 increase in operating expenses was due to higher general and administrative expenses of $2,330,639 (2,795%), higher professional fees of $694,273 (923%), and the research and development expenses of $73,954; offset by lower payroll and related expenses of $123,891 (62%) to $76,388 in the period ended March 31, 2021 from $200,279 for the period ended March 31, 2020.

Financial Condition, Liquidity and Capital Resources

For three months ended March 31, 2021, cash increased by $1,932,850 from $8,304 as of December 31, 2020 to $1,941,154 at the end of the first quarter of 2021. This increase was primarily the result of cash provided by financing activities of $2,221,000, offset by cash used in operating activities of $288,149.

Net cash used by operating activities was $288,150 for the quarter ended March 31, 2021, which reflected our net loss during the period of $4,406,059, non-cash adjustments of $4,209,171, and a net increase in operating liabilities of $91,262. The majority of non-cash adjustments consists of a $3,038,615 of stock based compensation, the loss on conversion into common stock of the Bridge Notes and accrued interest of $744,503, and the loss on conversion of debentures and promissory notes with unrelated parties of $390,067.

Our net loss resulted largely from the non-cash items of stock-based compensation and loss on convertible debt and other liabilities that were converted to equity.

Net cash used in investing activities during quarter ended March 31, 2021 consisted of $0.

Net cash provided by financing activities during the quarter ended March 31, 2021 consisted of $2,221,000.

At March 31, 2021, our cash totaled $1,941,154. Our cash is currently held at a large U.S. bank.

Based on our current strategy and operating plan, at the end of 2020 we needed to raise additional capital to support operations. This was accomplished in the first quarter of 2021; however, there was still substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our consolidated financial statements.

Series B Financing. In January 2021, the Company closed a Series B Convertible Preferred Stock private placement (the “Series B Offering”) and issued a total of 2,500 shares at a price of $1,000 per share, raising an aggregate amount of $2.5 million, inclusive of $156,000 in debt conversion and $23,000 from conversion of notes payable to directors. The Series B Offering, which commenced in 2020, was led by Checkmate Capital Group, LLC, a California based investment firm focused on biotechnology and other technology investments. The Company completed the offering primarily to advance its new business of drug development including funding the Company’s upcoming clinical trials for its flagship drug candidate CycloSam, as well as for general working capital and overhead.

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

Bridge Note Financing. The Company issued a total of $2,851,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017, 2018 and 2019. Proceeds from the Bridge Notes were used to for the Company’s legacy business. As of December 31, 2020, a total of $1,965,030 plus $964,525 in accrued interest on the Bridge Notes were converted into approximately 13.3 million shares of common stock. As of March 31, 2021, the remaining $1,473,280 of principal and interest was converted into 6,627,692 shares of common stock, and no Bridge Notes currently remain outstanding.

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

Company’s Prior Series A Preferred Stock Financing.

We raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $6.50 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. The price has been reset several times since the issuance of the Preferred Stock. Most currently, as a result of the recent debt conversions, the conversation price for these Preferred Shares automatically reduced to $0.22 per share, and as a result of the closing of the Series B preferred stock offering in January 2021, the conversion price was reset to $0.16 per share. Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock was redeemable on July 1, 2019 per a March 2019 modification and is currently in technical default. The Preferred Stock has no voting rights until converted to common stock. The Preferred Stockholders also received warrants in connection with their investment, all of which had expired by January 2021.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of March 31, 2021, we had an accumulated deficit of $20,860,452 and working capital surplus of $1,583,478.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2021.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of March 31, 2021, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2021, and through the date of this filing, the Company made the following sales of unregistered securities:

Purpose / Holder	Number of Shares	Total Price/Amount
Service provider per agreement	250,000	$132,500
Conversion of debentures and accrued expenses with unrelated parties	632,995	$125,000
Conversion of Bridge Notes with seven unrelated parties	6,627,692	$1,447,315
Conversion of Series A Preferred Stock with unrelated party	750,000	$120,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its Original Issue Discount Senior Secured Convertible Debentures in the total principal amount of $35,000. The Company is currently in negotiations with the holder to modify and extend the maturity date on this note or have the holder convert the note into equity.

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

QSAM BIOSCIENCES INC.

Date: 5/21/21	By:	/s/ Douglas Baum

Chief Executive Officer

Date: 5/21/21	By:	/s/ Thomas Knight

Chief Accounting Officer

