Form 10-Q
period 2021-06-30
QSAM Biosciences, Inc.
filed 2021-08-17
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐; (2) Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

August 13, 2021: Common – 33,926,885

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash	$1,493,157	$8,304
Prepaid expenses and other assets	25,517	12,896
TOTAL CURRENT ASSETS	1,518,674	21,200

TOTAL ASSETS	$1,518,674	$21,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$215,002	$308,157
Accrued payroll and related expenses	48,006	48,006
Accrued interest - related parties	1,290	-
Notes payable - related parties	7,500	63,992
Paycheck Protection Program Loan - current portion	142,942	34,163
Debentures	35,000	137,500
Convertible bridge notes, at fair value	-	3,598,000
TOTAL CURRENT LIABILITIES	449,740	4,189,818

Paycheck Protection Program Loan - net of current portion	-	108,779

TOTAL LIABILITIES	449,740	4,298,597

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, 480 and 600 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (liquidation preference of $679,121)	679,121	784,044

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series B, $0.001 par value; 250,000 shares authorized, 2,500 and 281 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	-
Preferred stock, Series E-1, $0.0001 par value; 8,500 shares authorized, 8,500 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 27,732,928 and 19,472,241 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,773	1,947
Unearned deferred compensation	(1,702,528)	(148,333)
Subscription receivable	-	(25,000)
Additional paid-in capital	26,009,859	11,021,840
Accumulated deficit	(23,920,294)	(15,911,895)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	389,813	(5,061,441)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,518,674	$21,200

See notes to the condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES FROM CONTINUED OPERATIONS
Payroll and related expenses	112,950	214,839	189,548	415,117
Professional fees	151,858	79,459	954,686	154,682
General and administrative	2,491,043	44,428	4,871,520	104,808
Research and development expenses	147,453	87,000	221,407	110,000
Total Operating Expenses	2,903,304	425,726	6,237,161	784,607

LOSS FROM CONTINUING OPERATIONS	(2,903,304)	(425,726)	(6,237,161)	(784,607)

OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Financing costs including interest	(899)	(145,804)	(38,528)	(278,162)
Change in fair value of convertible bridge notes	-	(354,542)	-	(323,185)
Other miscellaneous income	-	5,000	-	5,000
Gain on sale of equity method investment	-	-	100,000	-
Loss on debentures and accrued expenses converted to common stock	-	-	(390,068)	-
Loss on conversion of bridge notes and accrued interest	-	-	(744,505)	-
Total Other Expense, net	(899)	(495,346)	(1,073,101)	(596,347)

Loss from continuing operations before income taxes	(2,904,203)	(921,072)	(7,310,262)	(1,380,954)

INCOME TAXES	-	-	-	-
Loss from continuing operations	(2,904,203)	(921,072)	(7,310,262)	(1,380,954)

DISCONTINUED OPERATIONS:
Income from discontinued operations before income taxes	-	48,427	-	70,908

INCOME TAXES	-	-	-	-

Income from discontinued operations	-	48,427	-	70,908

NET LOSS	(2,904,203)	(872,645)	(7,310,262)	(1,310,046)

PREFERRED STOCK
Series A preferred contractual dividends and deemed dividends	(162,819)	(8,975)	(713,217)	(17,292)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,067,022)	$(881,620)	$(8,023,479)	$(1,327,338)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.12)	$(0.41)	$(.32)	$(0.61)
DISCONTINUED OPERATIONS	-	0.02	-	0.03
	$(0.12)	$(0.39)	$(.32)	$(0.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	27,732,928	2,279,898	25,225,814	2,262,219

See notes to the condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2020 AND 2021

(UNAUDITED)

	Series B Preferred Stock		Series E-1 Preferred Stock		Common Stock		Deferred Stock-based	Subscription	Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Compensation	Receivable	Capital	Deficit	(Deficit)

Balance, December 31, 2019	-	-	-	-	2,079,898	$5,199	$-	$-	$6,470,676	$(11,049,210)	$(4,573,335)

Stock-based compensation for services	-	-	-	-	200,000	500	(29,167)	-	49,500	-	20,833

Stock-based compensation expense and stock option modification	-	-	-	-	-	-	-	-	24,327	-	24,327
Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	-	(8,317)	-	(8,317)

Net loss period ended March 31, 2020	-	-	-	-	-	-	-	-	-	(437,402)	(437,402)

Balance, March 31, 2020	-	-	-	-	2,279,898	5,699	(29,167)	-	6,536,186	(11,486,612)	(4,973,893)

Stock-based compensation for services	-	-	-	-	-	-	25,000	-	-	-	25,000

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	-	(8,975)	-	(8,975)

Net loss period ended June 30, 2020	-	-	-	-	-	-	-	-	-	(872,645)	(872,645)

Balance, June 30, 2020	-	$-	-	$-	2,279,898	$5,699	$(4,167)	$-	$6,527,211	$(12,359,257)	$(5,830,513)

Balance, December 31, 2020	281	$-	-	$-	19,472,241	$1,947	$(148,333)	$(25,000)	$11,021,840	$(15,911,895)	$(5,061,441)

Stock-based compensation for services	-	-	-	-	250,000	25	115,000	-	537,367	-	652,392

Conversion of debentures and accrued expenses	-	-	-	-	632,995	64	-	-	515,004	-	515,068

Conversion of bridge notes and accrued interest to common stock	-	-	-	-	6,627,692	663	-	-	4,377,825	-	4,378,488

Conversion of Series A preferred stock to common stock	-	-	-	-	750,000	75	-	-	662,425	(542,500)	120,000

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	-	(7,899)	-	(7,899)

Issuance of Series B, preferred stock for cash	2,196	2	-	-	-	-	-	25,000	2,195,998	-	2,221,000

Issuance of Series B, conversion of notes payable to preferred stock	23	-	-	-	-	-	-	-	23,000	-	23,000

Stock-based compensation to employees and directors	-	-	8,500	1	-	-	(4,141,777)	-	6,527,999	-	2,386,223

Net loss period ended March 31, 2021	-	-	-	-	-	-	-	-	-	(4,406,059)	(4,406,059)

Balance, March 31, 2021	2,453	2	8,500	1	27,732,928	2,774	(4,175,110)	-	25,853,559	(20,860,452)	820,774

Stock-based compensation for services and warrant modification	-	-	-	-	-	-	33,333	-	7,841	-	41,174

Deemed dividend from warrant modification	-	-	-	-	-	-	-	-	155,639	(155,639)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	-	(7,180)	-	(7,180)

Stock-based compensation to employees and directors	-	-	-	-	-	-	2,439,249	-	-	-	2,439,249

Net loss period ended June 30, 2021	-	-	-	-	-	-	-	-	-	(2,904,203)	(2,904,203)

Balance, June 30, 2021	2,453	$2	8,500	$1	27,732,928	$2,773	$(1,702,528)	$-	$26,009,859	$(23,920,294)	$389,813

See notes to the condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,310,262)	$(1,310,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation for services	693,566	45,833
Stock-based compensation to employees and directors	4,825,472	24,327
Loss on conversion of bridge notes and accrued interest	744,505	-
Loss on conversion of debentures and accrued expenses to common stock	390,068	-
Change in fair value of convertible bridge notes	-	323,185
Amortization of debt issuance costs	-	1,250
Paid-in-kind interest - convertible bridge notes	35,983	276,565
Accrued interest - related party	-	27,470
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	(12,621)	7,665
(Decrease) increase in accounts payable and accrued expenses	(70,656)	97,005
Increase accrued payroll and related expenses	-	160,254
Increase in accrued interest	1,290	-
Net cash used in operating activities	(702,655)	(346,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes - related parties	-	162,673
Repayments on promissory notes - related parties	(33,492)	-
Proceeds from convertible notes payable	-	60,000
Proceeds from issuance of preferred stock - Series B	2,221,000	-
Proceeds from Paycheck Protection Program	-	142,942
Net cash provided by financing activities	2,187,508	365,615

NET INCREASE IN CASH	1,484,853	19,123

CASH - Beginning of period	8,304	478

CASH - End of period	$1,493,157	$19,601

SUPPLEMENTAL CASH FLOW DISCLOSURES:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual and deemed dividends on Series A convertible preferred stock	$557,577	$17,292
Conversion of convertible bridge notes and accrued interest to 6,627,692 shares of common stock	$3,633,983	$-
Conversion of debentures and accrued expenses to common stock	$125,000	$-
Conversion of Series A preferred stock to common stock	$120,000	$-
Conversion of notes payable with related parties to Series B preferred stock and warrants	$23,000	$-

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 which was filed with the SEC on April 15, 2021.

For the six months ended June 30, 2021, the Company used net cash in operating activities for its continuing operations of $702,655 and incurred a loss from its continuing operations of $7,310,262. The accumulated deficit since inception is $23,920,294, which was comprised of operating losses and other expenses for both the continuing and discontinued operations.

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

The Company’s convertible debentures totaling $35,000 and $480,000 of redeemable convertible preferred stock were in default as of June 30, 2021. Management is in discussions with the holders of these debt and equity securities to reach an agreement to convert the outstanding balances into common stock or otherwise amend the respective maturity and redemption dates.

As of June 30, 2021, the Company had a working capital surplus of $1,068,934.

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

Our net loss from continuing operations in the periods ended June 30, 2021 and 2020 resulted largely from activities related to the public company and in the 2021 period also from certain license and research expenses in connection with the continuing operations of the Company’s drug development business. All income and losses related to expenses from the Legacy Business are included in discontinued operations (see Note 9 - Discontinued Operations).

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

Cash

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one financial institution and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of June 30, 2021 and 2020.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $147,453 and $221,407 for the three and six months ended June 30, 2021, respectively, and are a result of the License Agreement for the Company’s drug Technology executed in the second quarter of 2020. Research and development costs were $87,000 and $110,000 for the three and six months ended June 30, 2020, respectively, and are also a result of the License Agreement as well as expenses incurred on the Technology prior to the signing of the License Agreement (see Note 10 – Commitments and Contingencies).

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

The Company disposed of a component of its business pursuant to a Separation Agreement in November 2020, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying unaudited condensed statements of operations for the three month periods ended June 30, 2021 and 2020. For additional information, see Note 4 – Separation Agreement and Note 9 - Discontinued Operations.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

At June 30, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 25:1 reverse stock split effected on September 4, 2020):

Shares from the conversion of Series B Preferred Stock	15,625,000
Shares from the conversion of Series E-1 Preferred Stock (subject to vesting in 2021 through 2023 and potential forfeiture)	8,500,000
Shares from common stock options	468,619
Shares from common stock warrants	7,493,575
Shares from the conversion of debentures	218,750
Shares from the conversion of redeemable convertible preferred stock (based upon an assumed conversion price at June 30, 2021 of $0.16 per share; not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions)	3,000,000

At June 30, 2020, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 25:1 reverse stock split effected on September 4, 2020):

Shares from common stock options	468,619
Shares from common stock warrants	46,154
Shares from the conversion of debentures	66,000
Shares that may be converted from Bridge Notes (based upon an assumed conversion price at June 30, 2020 of $1.98 per share);	2,087,234
Shares from the conversion of redeemable convertible preferred stock (not inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions).	302,768

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2021 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company’s cash balance as of June 30, 2021, is in excess of FDIC limits in the amount of approximately $1.24 million.

The Company had no revenue from its continuing operations in the first or second quarter of 2021 and 2020. Revenue included in discontinued operations was generated from one related customer in 2020.

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

Pursuant to ASC 205-20 Presentation of Financial Statements: Discontinued Operations and amended by ASU No. 2014-08, management has determined that the Separation Agreement results in the disposal of a component that represents a strategic shift in the Company’s business operations that will have a major effect on the Company’s operations and financial results. Therefore, the net income (loss) generated from this disposed component have been presented as discontinued operations for the period ended June 30, 2020 on the statement of operations.

NOTE 5 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the 2018 fiscal year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors, which was fully paid in April 2020. The carrying value of the investment at December 31, 2020 was zero due to continued losses incurred by EPH. In the first quarter of 2021, the Company sold this equity interest to an unrelated third party for $100,000. There were no distributions received from the equity method investment in 2021 or 2020. See Note 4 for discussion of the Separation Agreement with our equity method investment in November 2020.

Our prior Chairman and CEO of the Company, also serves as President of EPH; and Christopher Nelson, General Counsel and Director of the Company, also serves as General Counsel and Secretary of EPH. See Note 6 – Related Party Transactions for transactions with our equity method investment during the periods ended June 30, 2021 and 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently has a License Agreement with IGL Pharma, Inc., an entity in which the Company’s Executive Chairman serves as President and holds a non-controlling equity interest (see Note 12).

The Company currently maintains an executive office in Florida, which is leased by an investment firm in which the Company’s General Counsel serves as an officer but does not hold any equity or voting rights. The Company has no formal agreement for this space and pays no rent.

During the quarter ended June 30, 2020, the Company received $175,000 from its equity method investee, EPH, as management fee revenue. The Company did not receive any revenue from EPH in the quarter ended June 30, 2021. Due to the Separation Agreement disclosed in Note 4, management fee revenues received during the period ended June 30, 2020 have been presented on the statement of operations as discontinued operations (see Note 9 – Discontinued Operations). Management fee revenues were the Company’s primary source of revenue during that period.

In the period ended June 30, 2021, the Company paid to EPH $34,136 arising from notes payable and accrued interest which was included in notes payable-related parties in prior periods on the consolidated balance sheet.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of June 30, 2021, $7,500 of principal remains outstanding on certain of these short-term notes payable. During the six months ended June 30, 2021, $23,000 of these short-term notes payable was converted into 23 shares of the Company’s Series B preferred stock at a conversion ratio of $1,000 per share, and warrants to purchase 65,714 shares of common stock at an exercise price of $0.35 per share, which resulted in no gain or loss on conversion (see Note 9).

During the periods ended June 30, 2021 and 2020, the Company incurred approximately $39,006 and $32,676 in legal fees with a law firm in which the Company’s audit committee chair is an employee. As of June 30, 2021, accounts payable and accrued expenses include $1,456 for legal fees due to the law firm for services.

NOTE 7 – DEBENTURES, CONVERTIBLE BRIDGE NOTES, AND NOTES PAYABLE

Debentures

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in the aggregate amount of $35,000 and $165,000 outstanding as of June 30, 2021 and 2020, respectively. All assets of the Company are secured under the Debentures. The Debentures contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the conversion price of the Debentures, as adjusted from time to time, as well as other standard protections for the holder. There is no interest on these notes. In the first quarter of 2021, the two institutional holders of the debentures converted an aggregate of $102,500 into 517,086 shares of common stock, and the Company recognized a loss on the two debenture conversions of $356,454. As of June 30, 2021, the outstanding amount of $35,000 is in default.

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

As of March 31, 2021, all Bridge Notes remaining at the end of 2020, inclusive of principal and accrued and capitalized interest, were settled with the holders of these notes converting their debt into a total of 6,627,692 shares of common stock of the Company with a fair value of $4,378,488 based on the stock price of the Company on the date of conversion. The Company recorded a loss on extinguishment of these Bridge Notes of $744,205 in the six months ended June 30, 2021, which is included in loss on conversion of bridge notes and accrued interest on the unaudited condensed statements of operations.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The estimated fair value of the remaining outstanding Bridge Notes as of June 30, 2021 and 2020 was $0 and $3,038,749 (see Note 8 – Fair Value Measurement), and the principal amount due was $0 and $2,801,908, respectively. During the six month period ended June 30, 2021 and 2020, the change in fair value resulted in a (loss) gain of $0 and ($323,185), respectively, which is presented as change in fair value of convertible bridge notes on the unaudited condensed statements of operations (see Note 8 - Fair Value Measurement).

Paycheck Protection Program

On April 14, 2020, the Company received $142,942 under the Paycheck Protection Program (PPP) overseen by the U.S. Small Business Administration. The loan has an annual interest rate of 1% with loan payments being deferred six months from the date of the loan with a maturity date of April 2022. The Company used these funds for payroll costs only and will apply for forgiveness of the loan under the program once the U.S. Small Business Administration starts accepting the forgiveness applications. As of June 30, 2021, the amount due on the loan of $142,942 has been presented as current on the accompanying condensed balance sheets.

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

The following tables set forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2021 and December 31, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair value at
	June 30, 2021	Level 1	Level 2	Level 3
Convertible Bridge Notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

	Fair value at
	December 31, 2020	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,598,000	$-	$-	$3,598,000
Total	$3,598,000	$-	$-	$3,598,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the periods.

Six Months Ended June 30, 2021
Fair value, December 31, 2020	$3,598,000
Accrued interest	35,983
Conversion to shares of common stock	(3,633,983)
Fair value, June 30, 2021	$-

NOTE 9 – DISCONTINUED OPERATIONS

On November 6, 2020, the Company executed a Separation Agreement (see Note 4 – Separation Agreement), whereby the Company transferred its Legacy Business and the related assets and liabilities to EPH, a related party and equity method investee.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the component’s results of operations have been reclassified as discontinued operations on a retrospective basis for the period ended June 30, 2020. There were no results of operations from the component in the current period. As of June 30, 2021, there were no assets or liabilities held associated with this business. The results of operations of this component, for all periods, are separately reported as “discontinued operations” on the unaudited condensed statements of operations.

As disclosed in Note 4 – Separation Agreement, the Company sold its equity interest in EPH as of March 31, 2021. There have been no transactions between the Company and EPH since the Separation Agreement.

A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the consolidated statements of operations for the three and six month periods ended June 30, 2021 and 2020, are summarized below:

Reconciliation of revenue and expense items in discontinued operations on the unaudited condensed statement of operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES	$-	$175,000	$-	$350,000

OPERATING EXPENSES
Payroll and related expenses	-	99,761	-	214,153
General and administrative	-	12,769	-	37,815
Total Operating Expenses	-	112,530	-	251,968
Financing costs including interest	-	14,043	-	27,124
INCOME FROM DISCONTINUED OPERATIONS	$-	$48,427	$-	$70,908

Reconciliation of cash flows from operating activities and financing activities on the unaudited condensed statement of cash flows:

	For the six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income from Discontinued Operations	$-	$70,908
Adjustments to reconcile net loss to net cash provided by discontinued operations:
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	-	15,000
Increase in accrued interest - related party	-	27,124
Net cash used in operating activities	$-	$113,032

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes - related parties		147,673
Net cash provided by financing activities	-	147,673

Net cash provided by discontinued operations	$-	$260,705

NOTE 10 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

In the three month period ended June 30, 2021, the Company did not issue any shares of common stock.

As of March 31, 2021, $125,007 of debentures and accrued expenses plus bridge notes with a face value of principal and accrued interest of $1,447,315 for an aggregate of $1,572,315 of obligations were converted into shares of common stock in the quarter ended March 31, 2021 at a price of $0.22 per share. Further, $120,000 of Series A preferred stock was converted into shares of common stock at a price of $0.16 per share. Due to the timing of the conversions and the Company’s stock price at that time of conversion, the Company recorded the following losses from liability conversions in the six months ended June 30, 2021: $744,505 from the conversion of Bridge Notes including accrued interest, and $390,068 from the conversion of a debenture and accrued expenses. A deemed dividend was recognized in the amount of $542,500 for the difference between the value of the common stock shares using market price on the date of conversion and the $120,000 stated value of the Series A preferred stock upon conversion into common stock which has been presented as an increase to the net loss available to common stockholders on the condensed consolidated statement of operations.

In 2020, the Company also effected a 25:1 reverse stock split and all share numbers herein have been adjusted for that change.

The Company issued 200,000 shares of common stock valued at $50,000 in the quarter ended March 31, 2020 as compensation for a services contract.

For the three month periods ended June 30, 2021 and 2020, the Company recognized $41,174 and $25,000 of stock-based compensation expense for shares of common stock and warrants issued as consideration for several service agreements. For the six month periods ended June 30, 2021 and 2020, the Company recognized $288,674 and $45,833 of stock-based compensation expense for shares of common stock and warrants issued as consideration for several service agreements.

Series A Redeemable Convertible Preferred Stock

The Company has 480 shares of Preferred Stock issued and outstanding as of June 30, 2021, which currently are convertible at $0.16 per share of the Company’s common stock (the “Conversion Price”), which was adjusted to match the conversion price of the Company’s Series B Preferred Stock. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $480,000 plus accrued dividends. The Preferred Stock is currently in default, and the Company is negotiating a modification with the holders, including the conversion of these shares into common stock. Each share of Preferred Stock received warrants, all of which had expired as of the first quester of 2021.

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

In January 2021, the Company closed a private offering of its Series B Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Stock and warrants. As of June 30, 2021, 2,500 shares of Series B Stock were issued and outstanding.

Series E-1 Preferred Stock

On December 3, 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 8,500 shares of Series E-1 Preferred Stock (the “Series E-1 Stock”) pursuant to a Certificate of Designation. The shares of Series E-1 Stock are incentive-based, vesting and forfeitable securities that provide the holders the right in the aggregate to receive an “earnout” equal to 20% of the total consideration received by the Company in the instance of a sale or sub-license of its core licensed radiopharmaceutical Technology, or sale or merger of the Company, which is paid on a priority, senior basis. In addition, the holders of the Series E-1 Stock can convert their vested preferred stock at anytime or after an event resulting in an earnout payment, such as an acquisition of the Company, into an aggregate of 8.5 million common shares. The holders of the Series E-1 Stock have the right to vote along with the common stockholders based on the common conversion amount of their holdings, and have the right to nominate two members of the Board of Directors.

On December 30, 2020, 7,650 shares of Series E-1 Stock had been issued to five individuals, including the Company’s Executive Chairman, CEO and General Counsel which vest starting in July 2021 through January 2023 and are forfeitable by the holders prior to vesting. In February 2021, the remaining 850 shares of Series E-1 Stock were issued to one newly-appointed director, vesting half in February 2022 and the balance in February 2023. Upon these shares of Series E-1 preferred stock becoming fully vested, they are convertible in the aggregate into 8,500,000 shares of common stock. During the three and six months ended June 30, 2021, employee and director stock option expense for vested Series E-1 amounted to $2,349,249 and $4,825,472, respectively. As of June 30, 2021, $1,702,528 of unrecognized compensation remains which will be recognized over a weighted average period of 1.36 years.

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

Warrants

During the six months ended June 30, 2021, the Company issued 6,743,575 warrants in connection with its Series B offering, and 750,000 warrants to a service provider. On June 17, 2021, by resolution of the Company’s board of directors, the expirations of 6,268,575 of the warrants issued in connection with the Series B offering, including those issued to directors, and the 750,000 warrants issued to the service provider were extended to September 30, 2021 which were set to expire in July 2021.

The following is a summary of all outstanding common stock warrants as of June 30, 2021:

	Number of Warrants	Exercise price per share	Average remaining term in years
Warrants issued in connection with issuance of Series B Preferred Stock	6,202,861	$0.35	0.25
Warrants issued in connection with issuance of Series B Preferred Stock to lead investor	475,000	$0.45	0.55
Warrants issued in connection with the issuance of Series B Preferred Stock to directors	65,714	$0.35	0.25
Warrants issued to service provider	750,000	$0.22	0.25

During the period ended March 31, 2021, the Company issued a service provider fully vested warrants in connection with the execution of a service agreement to purchase 750,000 shares of common stock for an exercise price of $0.22 and exercise period of six months. The Company computed the total grant date fair value of the warrants to be approximately $404,000 using a Black-Scholes option pricing model and the following assumptions: expected term of .5 years, dividend yield of -0%-, volatility of 129.81%, and a risk-free rate of .08%. The value of these warrants was recognized as stock-based compensation expense on the date of grant and is included in professional fees on the condensed consolidated statement of operations for the three and six months ended June 30, 2021, as the warrants were fully earned upon issuance. On June 17, 2021, the term of these warrants was extended until September 30, 2021, resulting in incremental compensation expense of $7,841 which has been included in professional fees on the condensed statement of operations for the three and six months ended June 30, 2021. The incremental compensation expense associated with the modification of the 6,268,575 warrants issued with Series B Preferred Stock has been recognized has a deemed dividend charge of $155,639 in the current period which has been presented as a reduction of net loss available to commons stockholders on the condensed statements of operations.

The incremental value associated with these modified warrants was determined using a Black-Scholes pricing model using the original terms of the warrants and the modified terms and the following assumptions: expected term of .1 - .3 years, dividend yield of -0%-, volatility of 107 - 111%, and a risk-free rate of .04-.05%.

During the year ended December 31, 2018, the Company committed to issuing warrants to purchase 6,000 shares of common stock at $1.00 per share and expiring in five years. These warrants are provisional and are not considered outstanding or granted as of June 30, 2021.

NOTE 11 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

In 2016 to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 160,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased to 400,000 shares by Board resolution and amendment in 2017, and further increase to 1 million shares by Board resolution in 2021. The Company did not issue any stock options in the second quarter of 2021.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The employment agreements for the Company’s Executive Chairman and CEO each contain termination provisions whereby if they are terminated without cause or following a material change, as defined therein, they will receive salary through the date of termination plus an additional 12 months, bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest and healthcare benefits will continue for 12 months.

The Company’s General Counsel’s employment agreement contains a 12 month severance payment in the instance of a termination without cause, as defined therein.

The QSAM License Agreement requires multiple milestone-based payments including: $60,000 and other expense reimbursements within 60 days of signing, which have been paid, up to $150,000 as the Technology advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in the form of a warrant in QSAM equal to 5% of the company to be issued within 60 days of signing, which has not yet been issued. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and up to 50% of any Sublicense Consideration received by QSAM, as defined in the License Agreement. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing. The Consulting Agreement is to provide QSAM with additional consulting and advisory services from the technology’s founders to assist in the clinical development of CycloSam. The Company has paid $60,000 under the QSAM License Agreement representing the full upfront license fee, as well $60,000 in expense reimbursements required under that agreement. In the three and six months ended June 30, 2021, the Company paid $147,453 and $221,407, respectively, in additional related drug development costs to service providers including the fixed $8,500 monthly consulting fee, which has been reflected as research and development expenses on the unaudited condensed consolidated statements of operations.

Pursuant to a services agreement signed in 2018, an additional 6,000 warrants with a five-year term and exercisable at 1.00 per share are issuable to the provider but have not formally been issued as of June 30, 2021 and are not considered outstanding.

NOTE 13 – SUBSEQUENT EVENTS

Between July 27 and August 5, 2021, 13 holders of an aggregate of 941 shares of Series B preferred stock converted their preferred shares into 6,193,957 shares of common stock, which included $50,033 of accrued dividends.

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

New Strategic Plan and Current Business

In January 2020, our Board of Directors authorized a strategic plan comprised of: (1) securing new technologies and business opportunities in the broader biosciences sector; and (2) significantly reducing debt and liabilities of the Company and eliminating under-performing assets and agreements. The results of these actions were intended to attract new capital to fund long term growth opportunities for the Company, reduce the significant debt burden of the Company, and provide shareholders with new opportunities for growth and value appreciation. We believe we were successful in these efforts.

In January 2020, we appointed Douglas R. Baum to our Board of Directors. Mr. Baum has over 28 years of experience in the bioscience and biotech industries, including development, commercialization and marketing of multiple drugs and medical devices. After his appointment to the Board, Mr. Baum secured for the Company an Exclusive Dealing Option Agreement to provide us a 90-day period to negotiate with IGL Pharma Inc. (“IGL”) for a license to the radiopharmaceutical Samarium-153 DOTMP aka CycloSam® (“CycloSam” or the “New Technology”). CycloSam is a promising drug candidate with initial indications for pediatric osteosarcoma, a devastating form of bone cancer afflicting children, as well as a broader market in metastasized bone cancers and bone marrow ablation procedures. IGL is an affiliated entity of IsoTherapeutics Group LLC, whose founders created Quadramet® (Samarium-153-EDTMP) one of the first effective commercial radiopharmaceuticals. After signing the option agreement for the licensing of CycloSam, we provided IGL with $50,000 of advanced support fees to fund a single patient test for the New Technology, which was approved by the FDA to treat a patient in a bone marrow ablation procedure and was performed with technical success.

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

The License Agreement is for 20 years or until the expiration of the multiple patents covered under the license, and requires multiple milestone-based payments including: $60,000 and other expense reimbursements within 60 days of signing (such expenses have been paid), up to $150,000 as CycloSam advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in QSAM equal to 5% of the company. This equity has not yet been issued. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and up to 50% of any sublicense consideration received by QSAM, as defined in the License Agreement. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. The parties have agreed to mutual indemnification.

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

In connection with this Series B Offering closing, our Board approved a modification to the offering terms and we issued in 2021 a total of 6.27 million common stock warrants, which were previously exercisable prior to July 8, 2021 at an exercise price of $0.35 per share. On June 17, 2021, our Board approved an extension of the term of all of these warrants until September 30, 2021, resulting in a deemed dividend charge of $155,639 in the current quarter. At the same time, the term on 750,000 warrants issued to a service provider was also extended to September 30, 2021, resulting in an expense of $7,841 in the current quarter. Also in 2021, our lead investor in the Series B Offering earned a warrant for 475,000 shares which expire January 15, 2022 and are exercisable at $0.45 per share. None of these warrants provide a cashless exercise option nor any registration rights.

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

As of the end of the second quarter of 2021, the Company had $1,493,157 million in cash and approximately $178,000 in current debt from debentures and a Payroll Protection Program loan, not including trade payables. The loan from the Payroll Protection Program loan may be forgiven. The Series A Preferred stock, which is still outstanding and subject to a redemption clause, is in default. Management is in discussions with the Series Preferred A stockholders to convert the remaining balance of these securities into common stock or otherwise amend the redemption terms of their securities.

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

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in our ability to raise money or commence or complete clinical trials. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations for the three month period ended June 30, 2021 and 2020

For the three month periods ended June 30, 2021 and 2020, we recorded no revenue from continuing operations. Revenue from the Management Agreement and other Legacy Business operations have been reclassified in our Statement of Operations on our Condensed Consolidated Financial Statements as “discontinued operations.”

For the three month period ended June 30, 2021, we recorded a net loss from continuing operations of $2,904,203, an increase of $1,983,131 (215%) from our net loss from continuing operations of $921,072 for the same period in 2020. Basic and diluted net loss per share from continuing operations was ($0.12) and ($0.41) for the second quarter of 2021 and 2020, respectively. The primary reason for the increase in the net loss for the 2021 period over 2020 was an increase of $2,477,578 in operating expenses primarily due to stock-based compensation of $2,480,423. Expenses from the Legacy Business operations have been reclassified in our Statement of Operations on our Condensed Consolidated Financial Statements as “discontinued operations.”

The majority of the $2,2477,578 increase in operating expenses was due to increase in general and administrative expenses of $2,446,6156 (5507%), increase in professional fees of $72,399 (91%), and the increase in research and development expenses of $60,453 (69%); offset by lower payroll and related expenses of $101,889 (47%) to $112,950 in the period ended June 30, 2021 from $214,839 for the period ended June 30, 2020.

Results of Operations for the six month period ended June 30, 2021 and 2020

For the six month periods ended June 30, 2021 and 2020, we recorded no revenue from continuing operations. Revenue from the Management Agreement and other Legacy Business operations have been reclassified in our Statement of Operations on our Condensed Consolidated Financial Statements as “discontinued operations.”

For the six month period ended June 30, 2021, we recorded a net loss from continuing operations of $7,310,262, an increase of $5,929,308 (429%) from our net loss from continuing operations of $1,380,954 for the same period in 2020. Basic and diluted net loss per share from continuing operations was ($0.32) and ($0.61) for the second quarter of 2021 and 2020, respectively. The primary reason for the increase in the net loss for the 2021 period over 2020 was an increase of $5,452,554 (695%) in operating expenses primarily due to stock based compensation of $5,519,038. Expenses from the Legacy Business operations have been reclassified in our Statement of Operations on our Condensed Consolidated Financial Statements as “discontinued operations.”

The majority of the $5,929,308 increase in operating expenses was due an increase in general and administrative expenses of $4,766,712 (4548%), increase in professional fees of $800,004 (517%), and the increase in research and development expenses of $111,407 (101%); offset by lower payroll and related expenses of $225,779 (54%) to $189,338 in the six month period ended June 30, 2021 from $415,117 for the same period ended June 30, 2020.

Financial Condition, Liquidity and Capital Resources

For six months ended June 30, 2021, cash increased by $1,484,853 from $8,304 as of December 31, 2020 to $1,493,157 at the end of the second quarter of 2021. This increase was primarily the result of cash provided by financing activities of approximately $2,188,000, offset by cash used in operating activities of $702,655.

Net cash used by operating activities was $702,655 for the six months ended June 30, 2021, which reflected our net loss during the period of $7,310,262, non-cash adjustments of $6,653,610, and a net increase in operating assets and liabilities of $81,987. The majority of non-cash adjustments consists of a $5,519,038 of stock-based compensation, the loss on conversion into common stock of the Bridge Notes and accrued interest of $744,505, and the loss on conversion of debentures and promissory notes with unrelated parties of $390,067 into common stock.

Our net loss resulted largely from the non-cash items of stock-based compensation and loss on convertible debt and other liabilities that were converted to equity.

Net cash used in investing activities during six months ended June 30, 2021 consisted of $0.

Net cash provided by financing activities during the six months ended June 30, 2021 consisted of $2,187,508.

At June 30, 2021, our cash totaled $1,493,157. Our cash is currently held at a large U.S. bank.

Based on our current strategy and operating plan, at the end of 2020 we needed to raise additional capital to support operations. This was accomplished in the first quarter of 2021; however, there is still substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our Condensed Consolidated Financial Statements.

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

The shares of Series B Preferred Stock are convertible into an aggregate of approximately 16.6 million shares of common stock of the Company and have voting rights alongside common stockholders on an as-converted basis. In 2021, our Board approved a modification to the offering and issued to investors six-month, non-registered warrants to purchase an aggregate of up to 6.27 million shares of Common Stock at $0.35 per share; the termination date which was extended on June 17, 2021 by board resolution from July 8, 2021 until September 30, 2021. For the performance of its lead investor commitment in 2021, Checkmate Capital also earned a 12 month warrant convertible into 475,000 shares of Common Stock at $0.45 per share.

Funds received from the Series B Offering are expected to support operations through the end of 2021. Furthermore, if Series B warrants are exercised, the Company expects to have the capital needed to fund both operations and the start of clinical trials of CycloSam at least into the beginning of 2022.

In the third quarter of 2021, 13 holders of an aggregate of 941 shares of Series B preferred stock converted their preferred shares into 6,193,957 shares of common stock, which included $50,033 of accrued dividends.

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

Company’s Prior Series A Preferred Stock Financing.

We raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock was originally convertible at $6.50 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. The price has been reset several times since the issuance of the Preferred Stock. Most currently, as a result of the recent debt conversions, the conversation price for these Preferred Shares automatically reduced to $0.22 per share, and as a result of the closing of the Series B preferred stock offering in January 2021, the conversion price was reset to $0.16 per share. Preferred Stockholders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Preferred Stock was redeemable on July 1, 2019 per a March 2019 modification and is currently in technical default. The Preferred Stock has no voting rights until converted to common stock. The Preferred Stockholders also received warrants in connection with their investment, all of which had expired by January 2021.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of June 30, 2021, we had an accumulated deficit of $23,920,294 and working capital surplus of $1,068,934.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Disclosures regarding our Critical Accounting Policies are provided in Note 3 – Summary of Significant Accounting Policies of the footnotes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2021.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of June 30, 2021, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company is in the process of addressing and correcting these material weaknesses, including drafting, formalizing and implementing greater internal controls to assure proper financial reporting. As the Company retained but then lost its interim CFO in 2020, and its Principal Accounting Officer and has not had the resources to implement proper controls, these weaknesses still exist. Management will be diligent in its efforts to continue to improve the reporting processes of the Company, including the addition of accounting resources and the continued development of proper accounting policies and procedures.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2021, and through the date of this filing, the Company made the following sales of unregistered securities:

Purpose / Holder	Number of Shares	Total Price/Amount
Conversion of Series B Preferred Stock with 13 unrelated parties, inclusive of accrued dividends	6,193,957	$991,033

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

QSAM BIOSCIENCES INC.

Date: 8/16/21	By:	/s/ Douglas Baum
Chief Executive Officer

Date: 8/16/21	By:	/s/ Thomas Knight
Chief Accounting Officer

