Form 10-Q
period 2021-09-30
QSAM Biosciences, Inc.
filed 2021-11-15
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 12, 2021, the registrant had 36,829,736 common shares outstanding.

Documents incorporated by reference: None.

QSAM BIOSCIENCES, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may”, “could” and variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the continued impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic and governmental responses thereto. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021 (under the heading “Risk Factors” and in other parts of that report).

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	COVID-19 and the related governmental restrictions have had, and are expected to continue to have, a material and adverse effect on our business, financial condition and results of operations.

●	Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

●	The future of our business and operations depends on the success of our development and commercialization programs.

●	If we do not obtain regulatory approval for our product candidates or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be adversely affected.

●	Setbacks in clinical development programs could have a material adverse effect on our business.

●	Our business is highly dependent on our lead product candidate, CycloSam®, and a failure to obtain regulatory approval or successfully commercialize our product could adversely affect our financial condition and results of operations.

●	Our FDA approvals are dependent upon successful clinical trials for our product candidates. Clinical trial results may be unfavorable or inconclusive, and often take longer and cost more than expected.

●	We are subject to extensive and ongoing regulation, which can be costly and time consuming, may interfere with marketing approval for our product candidates, and can subject us to unanticipated limitations, restrictions, delays and fines.

●	We are increasingly dependent on information technology, and potential cyberattacks, security problems, or other disruption and expanding social media vehicles present new risks.

●	We have been and expect to continue to be dependent on collaborators for the development, manufacturing and sales of certain products and product candidates, which expose us to the risk of reliance on these collaborators.

●	Manufacturing resources could limit or adversely affect our ability to commercialize products.

●	Failure of any manufacturer of our various product candidates to comply with applicable regulatory requirements could subject us to penalties and have a material adverse effect on supplies of our product candidates.

●	The validity, enforceability and commercial value of our patents and other intellectual property rights are highly uncertain.

●	We have a limited operating history and are operating at a loss, and there is no guaranty that we will remain as a going concern or become profitable.

●	Because our history is limited and we are subject to intense competition, any investment in us would be inherently risky.

●	We have a high concentration of stock ownership and control within our executive officers and certain existing stockholders.

●	The Company has Preferred Stock with additional priority rights.

●	We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

●	We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act like we are to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders. We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. All public filing made with the SEC are available via the SEC’s website on EDGAR at www.sec.gov.

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,067,287	$8,304
Prepaid expenses and other current assets	19,197	12,896
Deferred offering costs	35,000	-
TOTAL CURRENT ASSETS	1,121,484	21,200

TOTAL ASSETS	$1,121,484	$21,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$241,266	$308,157
Accrued payroll and related expenses	48,006	48,006
Accrued interest - related parties	1,478	-
Notes payable - related parties	7,500	63,992
Paycheck Protection Program Loan - current portion	-	34,163
Debentures	35,000	137,500
Convertible bridge notes, at fair value	-	3,598,000
TOTAL CURRENT LIABILITIES	333,250	4,189,818

Paycheck Protection Program Loan - net of current portion	-	108,779

TOTAL LIABILITIES	333,250	4,298,597

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, and 480 and 600 shares issued and outstanding (liquidation preference of $686,380 and $784,044) as of September 30, 2021 and December 31, 2020, respectively	686,380	784,044

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series B, $0.001 par value; 2,500 shares authorized, 1,509 and 281 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	-
Preferred stock, Series E-1, $0.0001 par value; 8,500 shares authorized, 8,500 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 34,958,306 and 19,472,241 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,496	1,947
Unearned deferred compensation	(1,307,593)	(148,333)
Subscription receivable	-	(25,000)
Additional paid-in capital	27,243,381	11,021,840
Accumulated deficit	(25,837,433)	(15,911,895)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	101,854	(5,061,441)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,121,484	$21,200

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES FROM CONTINUING OPERATIONS
Compensation and related expenses	540,450	192,912	5,555,471	608,029
Professional fees	473,017	173,279	1,427,703	327,961
General and administrative	18,839	16,884	64,887	121,692
Research and development expenses	164,378	96,943	385,785	206,943
Total Operating Expenses	1,196,684	480,018	7,433,845	1,264,625

LOSS FROM CONTINUING OPERATIONS	(1,196,684)	(480,018)	(7,433,845)	(1,264,625)

OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Financing costs including interest	(450)	(153,628)	(38,978)	(431,790)
Change in fair value of convertible bridge notes	-	(1,348,237)	-	(1,666,422)
Other miscellaneous income	-	-	-	5,000
Gain on sale of equity method investment	-	-	100,000
Loss on debentures and accrued expenses converted to common stock	-	-	(390,068)	-
Gain on forgiveness of debt from Paycheck Protection Program	142,942	-	142,942	-
Gain (loss) on conversion of bridge notes including accrued interest and debt forgiveness	-	(503,762)	(744,505)	(503,762)
Total Other Income (Expense)	142,492	(2,000,627)	(930,609)	(2,596,974)

Loss from continuing operations before income taxes	(1,054,192)	(2,480,645)	(8,364,454)	(3,861,599)

INCOME TAXES	-	-	-	-
Loss from continuing operations	(1,054,192)	(2,480,645)	(8,364,454)	(3,861,599)

DISCONTINUED OPERATIONS:
Income from discontinued operations before income taxes	-	56,056	-	126,964

INCOME TAXES	-	-	-	-

Income from discontinued operations	-	56,056	-	126,964

NET LOSS	(1,054,192)	(2,424,589)	(8,364,454)	(3,734,635)

PREFERRED STOCK
Series A and Series B preferred contractual dividends and deemed dividends	(870,204)	(9,074)	(1,583,421)	(26,366)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,924,396)	$(2,433,633)	$(9,947,875)	$(3,761,001)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.06)	$(1.05)	$(0.36)	$(1.69)
DISCONTINUED OPERATIONS	-	0.02	-	0.06
	$(0.06)	$(1.03)	$(0.37)	$(1.64)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	31,452,858	2,365,613	27,318,388	2,296,748

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Series B Preferred Stock		Series E-1 Preferred Stock		Common Stock		Deferred	Additional				Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock-based Compensation	Paid-In Capital	Stock Subscription		Accumulated Deficit	Equity (Deficit)

Balance, January 1, 2021	281	-			19,472,241	$1,947	$(148,333)	$11,021,840	$(25,000)		$(15,911,895)	$(5,061,441)

Stock-based compensation for services	-	-	-	-	250,000	25	115,000	537,367	-		-	652,392

Conversion of debentures and accrued expenses	-	-	-	-	632,995	62	-	515,006	-		-	515,068

Conversion of bridge notes and accrued interest to common stock	-	-	-	-	6,627,692	664	-	4,377,824	-		-	4,378,488

Conversion of Series A preferred stock to common stock	-	-	-	-	750,000	75	-	662,425	-		(542,500)	120,000

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,899)	-		-	(7,899)

Issuance of Series B, preferred stock for cash	2,196	2	-	-	-	-	-	2,195,998	25,000		-	2,221,000

Issuance of Series B, conversion of notes payable to preferred stock	23	-	-	-	-	-	-	23,000	-		-	23,000

Stock-based compensation to employees and directors	-	-	8,500	1	-	-	(4,141,777)	6,527,999	-		-	2,386,223

Net loss for the three months ended March 31, 2021	-		-	-	-	-	-	-	-		(4,406,059)	(4,406,059)

Balance, March 31, 2021	2,500	2	8,500	1	27,732,928	2,774	(4,175,110)	25,853,559	-		(20,860,454)	820,772

Stock-based compensation for services and warrant modification	-	-	-	-	-	-	33,333	7,841	-		-	41,174

Deemed dividend from warrant modification	-	-	-	-	-	-	-	155,639	-		(155,639)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,180)	-		-	(7,180)

Stock-based compensation to employees and directors	-	-	-	-	-	-	2,439,249	-	-		-	2,439,249

Net loss period for the three months ended June 30, 2021	-	-	-	-	-	-	-	-	-		(2,904,203)	(2,904,203)

Balance, June 30, 2021	2,500	2	8,500	1	27,732,928	2,774	(1,702,528)	26,009,859	-		(23,920,296)	389,812

Conversion of Series B preferred stock to common stock	(991)	-	-	-	6,525,378	652	-	(652)		-	-	-

Issuance of stock for services	-	-	-	-	700,000	70	-	244,930		-	-	245,000

Incremental value from warrant modifications	-	-	-	-	-	-	-	694,575		-	(694,575)	-

Cumulative contractual dividends of Series B preferred stock	-	-	-	-	-	-	-	115,309		-	(115,309)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,259)	-		-	(7,259)

Cumulative contractual dividends of Series B preferred stock converted to common stock	-	-	-	-	-	-	-	53,061		-	(53,061)	-

Compensation expense due to warrant modification	-	-	-	-	-	-	-	101,366	-		-	101,366

Stock-based compensation to employees and directors	-	-	-	-	-	-	394,935	32,192	-		-	427,127

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	-	-		(1,054,192)	(1,054,192)

Balance, September 30, 2021	1,509	$2	8,500	$1	34,958,306	$3,496	$(1,307,593)	$27,243,381	$-		$(25,837,433)	$101,854

See notes to the unaudited condensed consolidated financial statements.

	Series B Preferred Stock		Series E-1 Preferred Stock		Common Stock		Deferred Stock-based	Additional Paid In	Stock	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Compensation	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2019	-	$-	-	$-	2,079,898	$5,199	$-	$6,470,676	$-	$(11,049,210)	$(4,573,335)

Stock-based compensation for services	-	-	-	-	200,000	500	(29,167)	49,980	-	-	20,833

Stock-based compensation expense and stock option modification	-	-	-	-	-	-	-	24,327	-	-	24,327

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(8,317)	-	-	(8,317)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	(437,402)	(437,402)

Balance, March 31, 2020	-	$-	-	$-	2,279,898	$5,699	$(29,167)	$6,536,186	$-	$(11,486,612)	$(4,973,894)

Stock-based compensation for services	-	-	-	-	-	-	25,000	-	-	-	25,000

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(8,975)	-	-	(8,975)

Net loss period for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	(872,645)	(872,645)

Balance, June 30, 2020	-	$-	-	$-	2,279,898	$5,699	$(4,167)	$6,527,211	$-	$(12,359,257)	$(5,830,513)

Stock-based compensation for services	-	-	-	-	600,000	60	4,167	126,940	-	-	131,167

Conversion of bridge notes and accrued interest to common stock	-	-	-	-	11,418,069	1,142	-	2,396,653	-	-	2,397,795

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(9,074)	-	-	(9,074)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	(2,424,588)	(2,424,588)

Balance, September 30, 2020	-	$-	-	$-	14,297,967	$6,421	$-	$9,041,210	$-	$(14,783,844)	$(5,735,213)

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,364,454)	$(3,734,635)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation for services and warrant modification	1,039,932	177,000
Stock-based compensation to employees and directors	5,252,599
Stock-based compensation and stock option modification	-	24,327
Loss on conversion bridge notes and accrued interest	744,505	-
Loss on conversion of debentures and accrued expense to common stock	390,068	-
Change in fair value of convertible bridge notes	-	1,666,422
Amortization of debt issuance costs	-	1,250
Paid-in-kind interest - convertible bridge notes	35,983	427,360
Loss on extinguishment of debt	-	503,762
Gain on forgiveness of debt	(142,942)	-
Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets	(6,301)	(1,335)
Deferred offering costs	(35,000)	-
(Decrease) increase in accounts payable and accrued expenses	(44,393)	75,278
Increase accrued payroll and related expenses	-	194,881
Increase in accrued interest– related parties	1,478	45,572
Net cash used in operating activities	(1,128,525)	(620,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable and notes payable - related parties	-	335,873
Repayment on promissory notes – related party	(33,492)
Proceeds from convertible notes payable	-	142,500
Proceeds for the issuance of preferred stock – Series B	2,221,000
Proceeds from Paycheck Protection Program	-	142,942
Net cash provided by financing activities	2,187,508	621,315

NET INCREASE IN CASH	1,058,983	1,197

CASH - Beginning of period	8,304	478

CASH - End of period	$1,067,287	$1,675

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-
Payment of income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$22 ,338	$26,366
Accrual of contractual dividends on Series B convertible preferred stock	$168,370	$-
Deemed dividend on conversion of Series A preferred stock to common stock	$542,500	$-
Deemed Dividend on warrant modifications	$850,214	$-
Conversion of convertible bridge notes and accrued interest to 6,627,692 and 11,418,069 shares of common stock, respectively	$3,633,983	$2,511,975
Conversion of debentures and accrued expenses to common stock	$125,000	$-
Conversion of Series A preferred stock to common stock	$120,000	$-
Conversion of notes payable with related parties to Series B preferred stock and warrants	$23,000	$-

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

Prior to 2017, the Company owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August of that year. Much of these operations were conducted through a wholly-owned subsidiary of the Company called Q2Power Corp. (“Q2P”), which still exists but has no current operations. Q2P and QSAM are sometimes referred to herein as the “Subsidiary”. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc.

The recent outbreak of the novel coronavirus (COVID-19) is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees and our other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our research and development of CycloSam and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business. While we have not yet experienced any material disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 which was filed with the SEC on April 15, 2021.

The Company raised a total of $2,851,908 in convertible bridge notes (the “Bridge Notes”) starting in March 2017 and ending in 2019. In 2020, $2,928,679 of the Bridge Notes inclusive of principal and accrued and capitalized interest were converted by the holders into 13,312,175 shares of common stock. As of March 31, 2021, all remaining Bridge Notes of $1,447,315 inclusive of principal and accrued and capitalized interest were converted into 6,578,701 shares of common stock. There are no Bridge Notes currently outstanding as of September 30, 2021.

The Company’s convertible debentures of $35,000 and $480,000 of redeemable convertible preferred stock was in default as of September 30, 2021. Management is in discussions with the holders of these debt and equity securities to reach an agreement to convert the outstanding balances into common stock or otherwise amend the respective maturity and redemption dates.

For the nine months ended September 30, 2021, the Company used net cash in operating activities for its continuing operations of $1,128,525 and incurred a loss from its continuing operations of $8,364,454. The Company’s accumulated deficit is $25,837,433 and has cash of $1,067,287.

The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the Series B preferred stock offering in the first quarter of 2021, the recent exercise of warrants issued in connection with the Series B offering, and also a recent convertible debt offering conducted after the end of the third quarter of 2021. Management expects expenses to increase in 2022 as our drug technology enters into clinical trials, and as a result, we will need to raise additional capital to support these operations. Management believes that it can do so through equity raises in 2022; however, there is no guarantee that such plan will be successful. If we are not successful in raising additional capital, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate revenue and/or raise capital sufficient to support its continuing operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to develop and commercialize its drug candidate, seek strategic partnerships to advance clinical trials and other research endeavors which could provide additional capital to the Company, and continue to raise funds for the Company through equity or debt offerings. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Subsequent to September 30, 2021, eight non-affiliated investors in the Company’s Series B Preferred stock exercised their warrants at $0.25 per share and the proceeds received were $467,858 plus a subscription receivable of $35,714. The Company issued 1,871,432 shares of common stock, not including 142,857 unissued shares of common stock subject to the subscription receivable. See Note 13- Subsequent Events.

Also, subsequent to September 30, 2021, the Company issued six convertible promissory notes in a private placement offering among six non-affiliated accredited investors in the total amount of $555,000. The notes are convertible into common stock prior to the maturity date of December 31, 2023, or automatically upon the Company completing a qualified offering in the amount of $5 million or uplisting its common shares to NASDAQ. The note bears interest at the rate of 6% per annum, with all interest and principal due at maturity, unless earlier converted. The investors also received a total of 925,001 common stock warrants, exercisable at $0.60 per share at any time prior to October 31, 2022. See Note 13- Subsequent Events.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed financial statements include the accounts of the Company and its Subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiary unless the context otherwise requires.

Cash and Cash Equivalents

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one financial institution and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of September 30, 2021 and 2020.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $164,378 and $385,785 for the three and nine months ended September 30, 2021, respectively, and are a result of the Company’s activities to commence clinical trials of its drug Technology, as secured by the Company under a License Agreement executed in the second quarter of 2020. Research and development costs were $96,943 and $206,943 for the three and nine months ended September 30, 2020, respectively, and are also a result of the License Agreement as well as expenses incurred on the Technology prior to the signing of the License Agreement (see Note 10 – Commitments and Contingencies).

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

The Company disposed of a component of its business pursuant to a Separation Agreement in November 2020, which met the definition of a discontinued operation. Accordingly, the operating results of the business disposed are reported as income (loss) from discontinued operations in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2021 and 2020. For additional information, see Note 4 – Separation Agreement and Note 9 - Discontinued Operations.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2021 and December 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities; however, federal returns have not been filed since the Company’s inception in 2014. Such delinquencies are being resolved by management and a retained tax expert. Interest and penalties related to any unrecognized tax benefits is recognized in the unaudited condensed consolidated financial statements as a component of income taxes. The Company will need to be in compliance with the tax authorities by filing past federal and state income tax returns.

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

As of September 30, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive:

Shares from the conversion of Series B Preferred Stock not inclusive of dividends	9,431,250
Shares from the conversion of Series E-1 Preferred Stock (subject to vesting in 2021 through 2023 and potential forfeiture)	8,500,000
Shares from common stock options	1,112,619
Shares from common stock warrants	7,559,289
Shares from the conversion of debentures	218,750
Shares from the conversion of redeemable convertible preferred stock (based upon an assumed conversion price at September 30, 2021 of $0.16 per share; inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions)	4,286,875

As of September 30, 2020, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive:

Shares from common stock options	468,619
Shares from common stock warrants	46,154
Shares from the conversion of debentures	66,000
Shares that may be converted from Bridge Notes (based upon an assumed conversion price at September 30, 2020 of $1.98 per share)	8,079,617
Shares from the conversion of redeemable convertible preferred stock (inclusive of cumulative dividends which may be converted to shares of common stock under certain conditions).	3,522,591

Significant Estimates

U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the fair value of stock-based compensation fair value of convertible bridge notes, and a valuation allowance on deferred tax assets and contingencies. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its unaudited financial statements.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2021 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company’s cash balance as of September 30, 2021, is in excess of FDIC limits in the amount of approximately $808,800.

The Company is subject to a number of risks similar to those of other companies at a clinical-stage for radiopharmaceutical drug candidates, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party, suppliers for key materials and services used in its research and development manufacturing process, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services.

The Company had no revenue from its continuing operations for the three and nine months ended September 30, 2021 and 2020. Revenue included in discontinued operations was generated from one related customer for the three and nine months ended September 30, 2020.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash is carried fair value.

Other financial instruments, including accounts payable, accrued liabilities and short-term debt, are carried at cost, which approximates fair value given their short-term nature.

Deferred Offering Cost

Costs incurred prior to an equity offering are capitalized until the offering occurs. Upon the equity offering, all accumulated costs are charged against proceeds. If the Company determines that the equity offering will not occur, the accumulated costs are charged to operations.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company views its operations and manages its business as one segment.

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

Pursuant to ASC 205-20 Presentation of Financial Statements: Discontinued Operations and amended by ASU No. 2014-08, management has determined that the Separation Agreement results in the disposal of a component that represents a strategic shift in the Company’s business operations that will have a major effect on the Company’s operations and financial results. Therefore, the net income (loss) generated from this disposed component have been presented as discontinued operations for the period ended September 30, 2020 on the statement of operations.

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

Our prior Chairman and CEO of the Company, also serves as President of EPH; and Christopher Nelson, General Counsel and Director of the Company, also serves as General Counsel and Secretary of EPH. See Note 6 – Related Party Transactions for transactions with our equity method investment during the three and nine months ended September 30, 2021 and 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company currently has a License Agreement with IGL Pharma, Inc., an entity in which the Company’s Executive Chairman serves as President, holds options to purchase less than a 1% non-controlling equity interest and receives a $500 per month fee (see Note 12).

The Company currently maintains an executive office in Florida, which is leased by an investment firm in which the Company’s General Counsel serves as an officer but does not hold any equity or voting rights. The Company has no formal agreement for this space and pays no rent.

During the three and months ended September 30, 2020, the Company received $174,999 and $524,997 from its equity method investee, EPH, as management fee revenue, respectively. The Company did not receive any revenue from EPH for any period in 2021. Due to the Separation Agreement disclosed in Note 4, management fee revenues received during the period ended September 30, 2020 have been presented on the statement of operations as discontinued operations (see Note 9 – Discontinued Operations). Management fee revenues were the Company’s primary source of revenue during that period.

In the nine-month period ended September 30, 2021, the Company paid to EPH $34,136 arising from notes payable and accrued interest which was included in notes payable-related parties in prior periods in the consolidated balance sheet.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of September 30, 2021, $7,500 of principal remains outstanding on certain of these short-term notes payable. During the nine months ended September 30, 2021, $23,000 of these short-term notes payable was converted into 23 shares of the Company’s Series B preferred stock at a conversion ratio of $1,000 per share and warrants to purchase 65,714 shares of common stock at an exercise price of $0.35 per share, which resulted in no gain or loss on conversion (see Note 9).

During the three and nine months ended September 30, 2021, the Company incurred $8,163 and $58,043 in legal fees with a law firm in which the Company’s audit committee chair is an employee. During the three and nine months ended September 30, 2020, the Company incurred $10,993 and $52,752 of legal services with this related party. As of September 30, 2021 and December 31, 2020, accounts payable and accrued expenses include $25,942 and $32,716 for legal fees due to the law firm for services, respectively.

NOTE 7 – DEBENTURES, CONVERTIBLE BRIDGE NOTES, AND NOTES PAYABLE

Debentures

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in the aggregate amount of $35,000 and $165,000 outstanding as of September 30, 2021 and 2020, respectively. All assets of the Company are secured under the Debentures. The Debentures contain certain anti-dilutive protection provisions in the instance that the Company issues stock at a price below the conversion price of the Debentures, as adjusted from time to time, as well as other standard protections for the holder. There is no interest on these notes. In the first quarter of 2021, the two institutional holders of the debentures converted an aggregate of $102,500 into 517,086 shares of common stock, and the Company recognized a loss on the two debenture conversions of $356,454. As of September 30, 2021, the outstanding amount of $35,000 was in default.

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

As of March 31, 2021, all Bridge Notes remaining at the end of 2020, inclusive of principal and accrued and capitalized interest, were settled with the holders of these notes converting their debt into a total of 6,627,692 shares of common stock of the Company with a fair value of $4,378,488 based on the stock price of the Company on the date of conversion. The Company recorded a loss on extinguishment of these Bridge Notes of $744,205 for the nine months ended September 30, 2021, which is included in loss on conversion of bridge notes and accrued interest, as other income expenses in the unaudited condensed statements of operations.

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Bridge Notes at fair value, with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) in each reporting period. The estimated fair value of the remaining outstanding Bridge Notes as of September 30, 2021 and December 31, 2020 was $0 and $0 (see Note 8 – Fair Value Measurement), respectively. During the three and nine month ended September 30, 2020, the change in fair value resulted in a loss of $1,348,237 and $1,666,422, respectively, which is presented as change in fair value of convertible bridge notes on the unaudited condensed statements of operations (see Note 8 - Fair Value Measurement).

Paycheck Protection Program

On April 14, 2020, the Company received $142,942 under the Paycheck Protection Program (PPP) overseen by the U.S. Small Business Administration. The loan has an annual interest rate of 1% with loan payments being deferred six months from the date of the loan with a maturity date of April 2022. On July 14, 2021, the Company’s PPP loan was forgiven, resulting in $142,492 gain on forgiveness of debt which is included as other income (expense) in the unaudited condensed statements of operations.

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

The following tables set forth the Company’s unaudited financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Convertible Bridge Notes	$-	$-	$-	$-
Fair value as of September 30, 2021	$-	$-	$-	$-

	Total	Level 1	Level 2	Level 3
Convertible Bridge Notes	$3,598,000	$-	$-	$3,598,000
Fair value as of December 31, 2020	$3,598,000	$-	$-	$3,598,000

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) that has been recorded in the condensed consolidated balance sheets which is as follows:

Fair value, December 31, 2020	$3,598,000
Accrued interest	35,983
Conversion to shares of common stock	(3,633,983)
Fair value, September 30, 2021	$-

NOTE 9 – DISCONTINUED OPERATIONS

On November 6, 2020, the Company executed a Separation Agreement (see Note 4 – Separation Agreement), whereby the Company transferred its Legacy Business and the related assets and liabilities to EPH, a related party and equity method investee.

ASC 205-20 “Discontinued Operations” establishes that the disposal or abandonment of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s unaudited operations and financial results. As a result, the component’s results of operations have been reclassified as discontinued operations on a retrospective basis for the period ended September 30, 2020. There were no results of operations from the component in the current period. As of September 30, 2021, there were no assets or liabilities held associated with this business. The results of operations of this component, for all periods, are separately reported as “discontinued operations” on the unaudited condensed statements of operations.

As disclosed in Note 4 – Separation Agreement, the Company sold its equity interest in EPH as of March 31, 2021. There have been no transactions between the Company and EPH since the Separation Agreement.

A reconciliation of the major classes of line items constituting the income (loss) from discontinued operations, net of income taxes as is presented in the consolidated statements of operations for the three and nine month ended September 30, 2021 and 2020, are summarized below:

Reconciliation of revenue and expense items in discontinued operations in the unaudited condensed statements of operations:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2020	2020

REVENUES	$191,199	$541,197

OPERATING EXPENSES
Payroll and related expenses	106,310	320,463
General and administrative	13,562	51,375
Total operating expenses	119,872	371,838
Operating Income	71,327	169,359
Financing costs including interest	(15,271)	(42,395)
OTHER EXPENSE	(15,271)	(42,395)
INCOME FROM DISCONTINUED OPERATIONS	$56,056	$126,964

Reconciliation of cash flows from operating activities and financing activities on the unaudited condensed statements of cash flows:

Nine Months ended
September 30,
2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from discontinued operations	$126,964
Adjustments to reconcile net income to net cash provided by discontinued operations:
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	22,500
Increase in accrued interest - related party	42,395
Net cash provided by operating activities	276,649

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes - related parties	290,373
Net cash provided by financing activities	290,373

Net cash provided by discontinued operations	$482,232

NOTE 10 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the three months ended September 30, 2021, the Company issued 6,525,378 shares of common stock in connection with the conversion of Series B Preferred stock with an original investment amount of $911,000 plus $53,061 in accrued dividends. The Company also issued 700,000 shares of common stock to a service provider under a consulting agreement in the period. The fair market value of the common stock was $245,00 was recorded as stock compensation expense.

As of March 31, 2021, $125,007 of debentures and accrued expenses plus bridge notes with principal and accrued interest of $1,447,315 for an aggregate of $1,572,315 of obligations were converted into 632,995 shares of common stock at a price of $0.22 per share. Further, $120,000 of Series A preferred stock was converted into 750,000 shares of common stock at a price of $0.16 per share. Due to the timing of the conversions and the Company’s stock price at that time of conversion, the Company recorded the following losses from liability conversions in the nine months ended September 30, 2021: $744,505 from the conversion of Bridge Notes including accrued interest, and $390,068 from the conversion of a debenture and accrued expenses. A deemed dividend was recognized in the amount of $542,500 for the difference between the value of the common stock shares using market price on the date of conversion and the $120,000 stated value of the Series A preferred stock upon conversion into common stock which has been presented as an increase to the net loss available to common stockholders in the condensed consolidated statement of operations.

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

The Company issued 200,000 shares of common stock in the first quarter of 2020 in connection with a services contract valued at $50,000, which is being expensed over the six-month service term of the contract. During the nine months ended September 30, 2020, the Company recognized $50,000 of stock-based compensation which is included in professional fees in the unaudited condensed consolidated statements of operations. The Company measured the fair value of the common stock issued based on the market price on contract execution date as no specific performance by the grantee is required to retain the issued shares.

Series A Redeemable Convertible Preferred Stock

The Company has 480 shares of Preferred Stock issued and outstanding as of September 30, 2021, which currently are convertible at $0.16 per share of the Company’s common stock (the “Conversion Price”), which was adjusted to match the conversion price of the Company’s Series B Preferred Stock. The Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $480,000 plus accrued dividends. The Preferred Stock is currently in default, and the Company is negotiating a modification with the holders, including the conversion of these shares into common stock. Each share of Preferred Stock received warrants, all of which had expired as of the first quarter of 2021.

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

In January 2021, the Company closed a private offering of its Series B Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Stock and warrants. As of September 30, 2021, and December 31, 2021, 1,509 and 2,500 shares of Series B Stock were issued and outstanding. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B preferred stock converted their preferred shares into 6,525,378 shares of common stock, which included $53,061 of accrued dividends.

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

On December 30, 2020, 7,650 shares of Series E-1 Stock were issued to five individuals, including the Company’s Executive Chairman, CEO and General Counsel which vest starting in July 2021 through January 2023 and are forfeitable by the holders prior to vesting. In February 2021, the remaining 850 shares of Series E-1 Stock were issued to one newly-appointed director, vesting half in February 2022 and the balance in February 2023. Upon these shares of Series E-1 preferred stock becoming fully vested, they are convertible in the aggregate into 8,500,000 shares of common stock. During the three and nine months ended September 30, 2021, employee and director stock option expense for vested Series E-1 amounted to $394,935 and $5,220,407, respectively, which is included in compensation and related expenses on the condensed statements of operations. As of September 30, 2021, $1,307,593 of unrecognized compensation remains which will be recognized over a weighted average period of 1.06 years.

The Company computed the total grant date fair value of the Series E-1 Stock to be approximately $6,528,000 using an option pricing model and the following assumptions: (1) with respect to the shares granted in 2020: expected term of four years, dividend yield of -0-%, volatility of 96.12%, and a risk-free rate of .27%; and (2) with respect to the shares granted in 2021: expected term of four years, dividend yield of 0%, volatility of 96.12%, and a risk-free rate of 0.27%. The value of these shares will be recognized as stock-based compensation expense over the vesting period through February 2023.

Warrants

During the nine months ended September 30, 2021, the Company issued 6,743,575 warrants in connection with its Series B offering, and 750,000 warrants to a service provider. On June 17, 2021, by resolution of the Company’s board of directors, the expirations of 6,268,575 of the warrants issued in connection with the Series B offering, including those issued to directors, and the 750,000 warrants issued to the service provider were extended to from July 8, 2021 to September 30, 2021. On September 22, 2021, by resolution of the Company’s board of directors, the expirations of 6,268,575 of the warrants issued in connection with the Series B offering, including those issued to directors, and 750,000 warrants issued to the service provider were extended from September 30, 2021 to October 15, 2021; and the exercise price of the Series B warrants was reduced from $0.35 per share to $0.25 per share.

The following is a summary of the outstanding common stock warrants as of September 30, 2021:

	Number of Warrants	Exercise price per share	Expiration Date
Warrants issued in connection with issuance of Series B Preferred Stock (1)	6,202,861	$0.25	October 15, 2021
Warrants issued in connection with issuance of Series B Preferred Stock to lead investor	475,000	$0.45	January 15, 2022
Warrants issued in connection with the issuance of Series B Preferred Stock to directors	65,714	$0.25	October 15, 2021
Warrants issued to a service provider (2)	750,000	$0.22	October 15, 2021

(1)	On September 22, 2021, the Company’s board of directors approved an extension of the expiration date of these Series B warrants from September 30, 2021 to October 15, 2021, and approved a reduction in the exercise price from $0.35 per share to $0.25 per share.

(2)	On September 22, 2021, the Company’s board of directors approved an extension of the expiration date of these warrants issued to a service provider from September 30, 2021 to October 15, 2021.

During the period ended March 31, 2021, the Company issued a service provider fully vested warrants in connection with the execution of a service agreement to purchase 750,000 shares of common stock for an exercise price of $0.22 and exercise period of six months. The Company computed the total grant date fair value of the warrants to be approximately $404,000 using a Black-Scholes option pricing model and the following assumptions: expected term of 0.5 years, dividend yield of -0%-, volatility of 129.81%, and a risk-free rate of .08%. The value of these warrants was recognized as stock-based compensation expense on the date of grant and is included in professional fees on the condensed consolidated statement of operations for the nine months ended September 30, 2021, as the warrants were fully earned upon issuance. On June 17, 2021, the term of these warrants was extended until September 30, 2021, resulting in incremental compensation expense of $7,841 which has been included in professional fees in the condensed statement of operations for the nine months ended September 30, 2021.

On September 22, 2021, the term of the 750,000 service warrants were extended from September 30, 2021 to October 15, 2021. The warrant modification resulted in an incremental compensation expense of $101,366 which has been included in professional fees during the three and nine months in the unaudited statement of operations. The incremental value associated with these modified warrants was determined using a Black-Scholes pricing model using the original terms of the warrants and the modified terms and the following assumptions: expected term of 0.04 years, dividend yield of 0%, volatility of 183.2%, and a risk-free rate of 0.07%.

On June 22, 2021, the maturity of the 6,268,575 Series B warrants was extended until September 30, 2021. The incremental compensation expense associated with this modification has been recognized has a deemed dividend charge of $155,639 in the nine months ended September 30, 2021, which has been presented as a reduction of net loss available to commons stockholders on the condensed consolidated statements of operations. The incremental value associated with these modified warrants was determined using a Black-Scholes pricing model using the original terms of the warrants and the modified terms and the following assumptions: expected term of 0.1, 0.3 years, dividend yield of 0%, volatility of 107%- 111%, and a risk-free rate of 0.04%-0.05%.

On September 22, 2021, the terms of all 6,268,575 Series B warrants were extended from September 30, 2021 to October 15, 2021, and the exercise price of the Series B warrants was reduced from $0.35 per share to $0.25 per share. This modification resulted in an increase in the fair market value and a deemed dividend of $694,575. There was no change to stockholders’ equity as the increase in the fair market fair of the warrant modification was recorded to additional paid-in-capital and the deemed dividend was recorded to accumulative deficit. In addition, the deemed dividend for the three and nine months ended September 30, 2021 of $694,575 has been presented as a reduction of net loss available to common stockholders in the unaudited condensed statements of operations. The incremental value associated with these modified warrants was determined using a Black-Scholes pricing model using the original terms of the warrants and the modified terms and the following assumptions: expected term of 0.04 years, dividend yield of 0%, volatility of 183,2%, and a risk-free rate of 0.07%.

NOTE 11 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

In 2016 to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 160,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased to 400,000 shares by Board resolution and amendment in 2017, and further increased to 1 million shares by Board resolution in 2021. There are currently no shares available under the 2016 Plan for future issuance; however, the Board may increase the authorized shares under the 2016 Plan each year.

The Company issued 644,000 stock options to purchase common stock to officers and directors of the Company during the three and nine months ended September 30, 2021 to officers and directors of the Company. These options have a 10 year term, a vesting period of 50% six months after issuance and the balance 12 months after issuance, and an exercise price of $0.36 per share. The Company recorded $32,192 of stock-based compensation expense to compensation and related expenses for the three and nine month ended September 30, 2021 for these stock options.

A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	468,619	$1.31	5.6	$-
Granted	644,000	$0.36	9.9	$-
Outstanding as of September 30, 2021	1,112,619	$0.76	7.8	$-
Exercisable as of September 30, 2021	468,619	$1.31	4.9	$-

The aggregate intrinsic value of options exercised is the difference between the fair market value of the Company’s closing price of our common stock at each reporting date, less the exercise price multiplied by the number of options granted which was nil at September 30, 2021.

As of September 30, 2021, the unrecognized stock-based compensation of approximately $179,000 is expected to be expensed over the next nine months based on the option vesting requirements. The weighted average fair value of options granted was $0.33 per share for the nine months ended September 30, 2021.

We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model using the fair market value of our common stock on the date of grant and a number of other assumptions. These assumptions include estimates regarding the expected term of the awards, estimates of the stock volatility over a duration that approximates the expected term of the awards, estimates of the risk-free rate, and estimates of expected dividend rates.

The assumptions that were used in Black-Scholes option pricing model for the nine months ended September 30, 2021 were as follows:

Expected term (years)	5
Expected volatility	153.9%
Risk-free interest rate	0.08%
Expected dividend yield	0.0%

Option Repricing

On January 6, 2020, the compensation committee of the Company’s Board of Directors, approved a one-time stock option repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions became effective on January 6, 2020. Under the Option Repricing, Eligible Options with an exercise price at or above $2.50 per share (representing an aggregate of 252,440 options, or 54% of the total outstanding) were amended to reduce such exercise price to $0.50 per share.

The impact of the Option Repricing was a one-time incremental non-cash charge of $6,304, which was recorded as stock option expense for the three months ended September 20, 2020 which was included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The employment agreements for the Company’s Executive Chairman and CEO each contain termination provisions whereby if they are terminated without cause or following a material change, as defined therein, they will receive salary through the date of termination plus an additional 12 months, bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest and healthcare benefits will continue for 12 months. The Company’s General Counsel’s employment agreement contains a twelve month severance payment in the instance of a termination without cause, as defined therein.

The QSAM License Agreement requires multiple milestone-based payments including: $60,000 and other expense reimbursements within 60 days of signing, which have been paid, up to $150,000 as the Technology advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in the form of a warrant in QSAM equal to 5% of the company to be issued within 60 days of signing, which has not yet been issued. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and between 10% and 50% of any Sublicense Consideration received by QSAM, as defined in the License Agreement and dependent on the stage of development of the technology (currently that amount is 25%). QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing. The Consulting Agreement is to provide QSAM with additional consulting and advisory services from the technology’s founders to assist in the clinical development of CycloSam. The Company has paid $60,000 under the QSAM License Agreement representing the full upfront license fee, as well $60,000 in expense reimbursements required under that agreement. The expense for three and nine months ended September 30, 2021 was $166,929 and $388,336, respectively, in additional related drug development costs to service providers including the fixed $8,500 monthly consulting fee, which has been reflected as research and development expenses on the unaudited condensed consolidated statements of operations.

Pursuant to a services agreement signed in 2018, an additional 6,000 warrants with a five-year term and exercisable at $1.00 per share are issuable to the provider but have not formally been issued as of September 30, 2021 and are not considered outstanding.

NOTE 13 – SUBSEQUENT EVENTS

On October 15, 2021, eight non-affiliated accredited investors in the Company’s Series B Preferred stock offering exercised their warrants at $0.25 per share, earning for the Company a total of $467,858 plus a subscription receivable of $35,714. The Company issued 1,871,432 shares of common stock, not including 142,857 unissued shares subject to the subscription receivable.

Commencing on October 31 and as of November 15, 2021, the Company issued six convertible promissory notes in a private placement offering among six non-affiliated investors in the total amount of $555,000. The notes are convertible into common stock at a price of $0.20 per share prior to the maturity date of December 31, 2023, or automatically upon the Company completing a qualified offering in the amount of $5 million or uplisting its common shares to NASDAQ. The note bears interest at the rate of 6% per annum, with all interest and principal due at maturity, unless earlier converted. The investors also received a total of 925,001 common stock warrants, exercisable at $0.60 per share at any time prior to October 31, 2022.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward- looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this document, including those set forth below, and more fully set forth in the risk factors described in our annual report on Form 10-K for the year ended December 31, 2020, our March 31, 2021 Form 10-Q, our June 30, 2021 Form 10-Q or in this report:

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

A. Plan of Operation

We are developing next-generation nuclear medicines for the treatment of cancer and related diseases. Our initial technology is Samarium-153 DOTMP, a/k/a CycloSam® (“CycloSam®” or the “New Technology”), a clinical-stage bone targeting radiopharmaceutical. CycloSam® features a patented, low specific activity form of Samarium-153, a beta-emitting radioisotope with a short 46-hour half-life, and the chelating agent DOTMP, which selectively targets sites of high bone mineral turnover and reduces off-site migration of the tumor-killing radiation. We believe improvements in formulation and manufacturing from a prior FDA-approved drug utilizing the same radioisotope (Quadramet®) has resulted in our drug candidate demonstrating significantly less impurities, lower costs and more frequent availability. Samarium-153 and DOTMP form a highly stable complex, which we believe, when used either as a monotherapy or in combination with other more widely used treatments such as external beam radiation, may demonstrate meaningful disease modifying results in primary and metastatic bone cancer. Ultimately, we may seek to further develop and commercialize CycloSam® for one or more market indications or license the technology to a larger pharmaceutical partner.

Recent Developments

In August 2021, the Food & Drug Administration (FDA) cleared our Investigational New Drug (IND) application to commence Phase 1 clinical trials for CycloSam® as a treatment for cancer that has metastasized to the bone from the lung, breast, prostate and other areas. We seek to commence dosing patients in this open-label, dose escalating study by the first quarter of 2022. Also in August 2021, the FDA granted Orphan Drug Designation for the use of CycloSam® to treat a primary bone cancer called osteosarcoma, a devastating disease that mostly affects children and young adults. Although patients with osteosarcoma or Ewing’s Sarcoma are eligible to participate in our initial phase 1 trials, we anticipate filing an amended protocol to our current commercial IND application in 2022 to commence clinical trials specifically for these primary, pediatric bone cancers. In May 2020, CycloSam® was also utilized in a Single Patient Investigational New Drug for Emergency Use at the Cleveland Clinic. We believe the study we conducted at the Cleveland Clinic showed promising safety and efficacy results in connection with a bone marrow ablation procedure, including patient tolerability at high dosages. To date, CycloSam® has completed animal studies in both small and large animals, including treating bone cancer in patient dogs at a university veterinary clinic.

Current Development Stage of CycloSam® for Target Indications

Our initial IND to commence Phase 1 clinical trials for CycloSam® as a treatment for cancer that has metastasized to the bone from the lung, breast, prostate and other areas has been cleared by the FDA, and we seek to commence dosing patients by the first quarter of 2022. Patients with primary bone cancer, such as osteosarcoma or Ewing’s Sarcoma, are eligible to participate in our initial phase 1 trials; however, we anticipate filing an amended protocol to our current commercial IND application in 2022 to commence clinical trials specifically for these primary, pediatric bone cancers. Our initial phase 1 trial is an open label, dose escalating study of approximately 20 patients.

What is CycloSam®

CycloSam® is a targeted, bone seeking radiopharmaceutical that combines the beta-emitting radioisotope Samarium-153 (153Sm) with a chelating agent, DOTMP (1, 4, 7, 10-tetraazacyclododecane-1, 4, 7, 10-tetramethylenephosphonic acid). Samarium-153 is acquired from a nuclear reactor from a third party and the chelating agent is supplied in the form of kits. Chelating agents are organic compounds capable of linking together metal ions to form complex ring-like structures. This combination forms a stable complex, which delivers a radioactive dose to sites of rapid bone mineral turnover such as bone cancers and tumors. CycloSam® has a physical half-life of 46 hours (radiation decreases by half in 46 hours) and emits both medium-energy beta particles that produce the therapeutic effect, and gamma photons that make it possible to take images of the skeleton and locate and characterize the size and nature of tumors. The use of radioisotopes to both diagnose and treat disease is called “theragnostics” and is a rapidly growing area of medical discovery.

License Agreement

Through our wholly-owned subsidiary, QSAM Therapeutics, we entered into an exclusive worldwide patent and technology license agreement (the “License Agreement”) with IGL Pharma, Inc. (“IGL”) on April 20, 2020 with respect to the innovative work of Jim Simone, PhD and R. Keith Frank, PhD, at IsoTherapeutics on Samarium-153 DOTMP. IGL is an affiliated company with IsoTherapeutics, and the President of IGL also serves as our Executive Chairman.

Our License Agreement with IGL is for 20 years or until the expiration of the multiple patents covered under the license, and requires multiple milestone-based payments including: $60,000 and other expense reimbursements within 60 days of signing (such expenses have been paid), up to $150,000 as CycloSam® advances through multiple stages of clinical trials, and $1.5 million upon commercialization. IGL will also receive equity in QSAM Therapeutics equal to 5% of the company to be issued within 60 days of signing. This equity has not yet been issued. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and between 10% and 50% of any sublicense consideration we receive, as defined in the License Agreement and dependent on the stage of development of the technology (currently that amount is 25%). We will also pay for ongoing patent filing and maintenance fees, and we have certain requirements to defend the patents against infringement claims. The parties have agreed to mutual indemnification.

Either party may terminate the License Agreement 30 days after notice in the event of an uncured breach, or immediately in the case of bankruptcy or insolvency of the other party. QSAM Therapeutics may terminate for any reason upon 30 days’ notice. In the case IGL terminates due to an uncured breach, IGL will repay to us 25% of our direct clinical costs to assume ownership of data and other information gained in that process.

In connection with the License Agreement, QSAM Therapeutics signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing. The Consulting Agreement is to provide us with additional consulting and advisory services from the technology’s founders to assist in the clinical development of CycloSam®. Our Executive Chairman serves as President of IGL, receives a $500 per month fee, and holds options to acquire less than a 1% equity stake in IGL.

Legacy Business and Separation Agreement

Until November 2020, our primary business was acquiring and managing companies in the soil health sector (the “Legacy Business”), through an affiliated company, Earth Property Holdings LLC (“EPH”). In January 2020, our board of directors authorized a strategic plan comprised of: (1) securing new technologies and business opportunities in the broader biosciences sector, and (2) significantly reducing debt and liabilities of the Company, both of which have been accomplished. The first action under this plan included appointing Douglas R. Baum to our board of directors. Mr. Baum has over 28 years of experience in the bioscience and biotech industries, including development, commercialization and marketing of multiple drugs and medical devices. After his appointment to our board, Mr. Baum secured for the Company an Exclusive Dealing Option Agreement to provide us a 90-day period to negotiate with IGL Pharma Inc. (“IGL”) for a license to CycloSam®. IGL is an affiliated entity of IsoTherapeutics Group LLC, whose founders created Quadramet® (Samarium-153-EDTMP) while working at Dow Chemicals, one of the first effective commercial radiopharmaceuticals.

On April 20, 2020, we exercised our option and executed a Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL, through a newly created, wholly-owned subsidiary called QSAM Therapeutics Inc. (“QSAM Therapeutics”). The License Agreement provides us with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to CycloSam®. The License Agreement also transfers to us the rights to the product name CycloSam® for the technology, and provides us a first right of refusal to license other IsoTherapeutics’ technologies in the future. See “License Agreement” above.

Our board of directors determined in the fourth quarter of 2020 that the opportunities presented through the development of the New Technology presented shareholders with the best path forward in terms of long-term value creation. As a result, on November 6, 2020, we entered into an Omnibus Separation Agreement (the “Separation Agreement”) with EPH. Under the terms of the Separation Agreement, all remaining assets for the Legacy Business were transferred to EPH in return for the release and termination of $993,985 in debt and other liabilities owed to EPH. An additional $114,700 in promissory notes plus accrued interest owed to an affiliate of EPH were converted into Company common stock. Under the Separation Agreement, the Management Agreement between the Company and EPH was terminated, and former employees of the Company engaged in the Legacy Business were released from non-compete agreements. We have presented revenue and expenses related to the Management Agreement, as well as other expenses, assets and liabilities related to the Legacy Business, as “discontinued operations” in our unaudited financial statements. Our sole business focus at this time is the development of radiopharmaceuticals for the treatment of cancer and other diseases.

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

On September 22, 2021, the term of all 6,268,575 Series B warrants was extended from September 30, 2021 to October 15, 2021, and the exercise price of the warrants was reduced from $0.35 per share to $0.25 per share. This modification resulted in an increase in the fair market value and a deemed dividend of $694,575. Also on September 22, 2021, the term of the 750,000 service warrants was extended from September 30, 2021 to October 15, 2021. This warrant modification resulted in an incremental compensation expense of $101,366 which has been included in professional fees during the three and nine months ended September 30, 2021 in the unaudited statement of operations.

Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B preferred stock converted their preferred shares into 6,525,378 shares of common stock, which included $50,033 of accrued dividends. As of October 15, 2021, 1,871,431 of the Series B warrants were exercised by seven holders, providing the Company with an additional $467,858 in cash. An additional holder converted 142,857 Series B warrants for a $35,714 subscription receivable, however, such common shares have not been issued.

Between October 31 and November 15, 2021, the Company issued six convertible promissory notes in a private placement offering among six non-affiliated investors in the total amount of $555,000. The notes are convertible into common stock at a price of $0.20 per share prior to the maturity date of December 31, 2023, or automatically upon the Company completing a qualified offering in the amount of $5 million or uplisting its common shares to NASDAQ. The note bears interest at the rate of 6% per annum, with all interest and principal due at maturity, unless earlier converted. The investors also received a total of 925,001 common stock warrants, exercisable at $0.60 per share at any time prior to October 31, 2022.

During 2020, we advanced the conversion of Bridge Notes and other liabilities into equity. As of December 31, 2020, a total of $1,965,030 plus $964,525 in accrued interest on the Bridge Notes were converted into approximately 13.3 million shares of common stock. Officers, directors and related parties of the Company converted $346,867 in accrued compensation, unpaid bonuses and other notes payable into 1,576,668 shares of common stock. This is in addition to the $993,985 in liabilities owed to EPH that were forgiven and additional $117,659 note principal and accrued interest converted into 534,814 shares of common stock.

As March 31, 2021, all remaining Bridge Note holders converted their notes, representing $1,473,280 in principal and accrued interest, into 6,627,692 shares of common stock. Also, in December 2020 and January 2021, one of the Company convertible debenture holders converted the remaining balance of $27,500 and $72,500 of its debenture into 125,000 and 329,545 shares of common stock, respectively; and in February 2021, converted $120,000 of its Series A Preferred stock into 750,000 shares of common stock. In February 2021, a second debenture holder converted $30,000 of its debenture into 187,541 shares of common stock.

Pursuant to ASC 825-10-25-1, Fair Value Options, the Company made an irrevocable election at the time of issuance to report the Bridge Notes, at fair value, with the changes in fair value recorded through the Company’s condensed consolidated statement of operations as other income (expense) in each reporting period. The estimated fair value of the remaining of the outstanding balance as of September 30, 2021 and December 31, 2020 was $0 and $0, respectively (See Note 8 – Fair Value Measurements. During the three and nine months ended September 30, 2020 the change in fair value resulted in a loss of $1,348,237 and $1,666,422, respectively. There was no gain or loss for the three months ended September 30, 2021.

As of September 30, 2021, the Company had $1,067,282 in cash, and $35,000 in current debt from debentures and not including trade payables. In July 2021, our loan from the Payroll Protection Program loan was forgiven. The Series A Preferred stock, which is still outstanding and subject to a redemption clause, and is in default. Management is in discussions with the Series Preferred A stockholders to convert the remaining balance of these securities into common stock or otherwise amend the redemption terms of their securities.

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2020. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent on management’s plans. The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the Series B preferred stock offering in the first quarter of 2021, the recent exercise of warrants issued in connection with the Series B offering, and also the recent convertible debt offering conducted after the end of the third quarter of 2021. Management expects expenses to increase in 2022 as our drug technology enters into clinical trials, and as a result, we will need to raise additional capital to support these operations. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. Management believes that it can support operations through equity raises in 2022; however, there is no guarantee that such plan will be successful. If we are not successful in raising additional capital, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

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

Results of Operations for the three month period ended September 30, 2021 and 2020

For the three month periods ended September 30, 2021 and 2020, we recorded no revenue from continuing operations. Revenue from the Management Agreement and other Legacy Business operations have been reclassified in our Statement of Operations on our unaudited Condensed Consolidated Financial Statements as “discontinued operations.”

For the three months ended September 30, 2021, we recorded a net loss from continuing operations of $1,054,192, a decrease of $1,426,453 from our net loss from continuing operations of $2,480,645 for the same period in 2020.

Our operating expenses were $1,196,684 for the three months ended September 30, 2021 as compared to $480,018 for the three months ended September 30 2020. The majority of the $716,666 increase in operating expenses was due to non-cash stock-based compensation expense of $627,127  related to stock issued for services and Series E-1 preferred stock and options to employees and directors resulting in an increase in compensation and related expenses, an increase in professional fees of $299,738 which includes $101,366 due to a warrant modification pursuant to a service contract, and an increase in research and development expenses of $67,435, offset by lower payroll and related expenses of $79,589 for the three months ended September 30, 2020.

Other income (expense) for the three months ended September 30, 2021 was $142,796, of which $142,942 was from loan forgiveness due to the Paycheck Protection Program, netted against a minor amount of interest expense. Other expense for the three months ended September 30, 2020 was $2,000,627. This consisted of $1,348,237 from the change in fair value of convertible notes, $153,628 from financing costs including interest expense, and debt forgiveness of $503,762.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common shareholders for the three months ended September 30, 2021 was $1,924,396 as compared to $2,433,633 for the three months ended September 30, 2020. The net loss attributed to common stockholders includes a loss from discounted operations that has been described in the unaudited condensed financial statements for the three months ended September 30, 2020. In addition, the net loss attributed to common stockholders for the three months ended September 30, 2021 includes Series A and Series B preferred contractual dividends and deemed dividends, and for the 2020 period, only Series A preferred contractual dividends. The net loss attributable to common stockholders, basic and diluted, including continued operations and discounted operations for the three months ended September 30, 2021 was a loss of $0.06 per share as compared to a loss of $1.03 per share for the 2020 period.

Results of Operations for the nine month period ended September 30, 2021 and 2020

For the nine month ended September 30, 2021 and 2020, we recorded no revenue from continuing operations. Revenue from the Management Agreement and other Legacy Business operations have been reclassified in our Statement of Operations on our unaudited Condensed Consolidated Financial Statements as “discontinued operations.”

Our operating expenses for the nine months ended September 30, 2021 was $7,433,685 as compared to $1,264,625 for the nine months ended September 30, 2020. The difference of $6,169,220 was primarily due to non-cash stock-based compensation expense of approximately $6,292,531 related to stock issued for services and Series E-1 preferred stock and options to employees and directors, an increase of $101,366 due to a warrant modification pursuant to a service contact that has been included in professional fees, and an increase in research and development expenses of $178,842, offset by a decrease in wages and related expenses of $305,158.Our other income (expense) changed as follows:

	For the nine months ended
	September 30,
	2021	2020

OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Financing costs including interest	(38,978)	(437,161)
Change in fair value of convertible bridge notes	-	(1,666,422)
Other miscellaneous income	-	5,000
Gain on sale of equity method investment	100,000	-
Loss on debentures and accrued expenses converted to common stock	(390,068)	-
Gain on forgiveness of debt from Paycheck Protection Program	142,942
Gain (loss) on conversion of bridge notes including accrued interest and debt forgiveness	(744,505)	(503,762)
Total Other Expense	$(930,609)	$(2,596,974)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common shareholders for the nine months ended September 30, 2021 was $9,947,875 as compared to $3,761,001 for the nine months ended September 30, 2020. The net loss attributed to common stockholders includes a loss from discounted operations that has been described in the unaudited condensed financial statements for the nine months ended September 30, 2020. In addition, the net loss from attributed to common stockholders for the nine months ended September 30, 2021 includes a Series A and Series B preferred contractual dividends and deemed dividends, and in the 2020 period, Series A preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, including continued operations and discounted operations for the nine months ended September 30, 2021 was a loss of $0.37 per share as compared to a loss of $1.64 per share in the 2020 period.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $1,129,125 for the nine months ended September 30, 2021, which reflected our net loss during the period of $8,364,454, non-cash adjustments of $7,320,145, and a net increase in operating assets and a net decrease in liabilities of $84,216. The majority of non-cash adjustments consists of $6,292,531 of stock-based compensation, a gain from the Paycheck Protection Plan, the loss on conversion into common stock of the Bridge Notes and accrued interest of $744,405, and the loss on conversion into common stock of debentures and promissory notes with unrelated parties of $390,068. Net cash used by operating activities was $620,118 for the nine months ended September 30, 2020, which reflected our net loss during the period of $3,734,635, offset by the non-cash adjustments of $2,845,693 and the net increase in operating assets and liabilities of $268,823. The majority of non-cash adjustments consists of $1,666,422 in the fair value change of the convertible bridge notes and the paid-in-kind interest on the convertible bridge notes of $427,360, in addition to the $503,762 loss incurred on the conversion of the bridge notes to common stock.

There was no cash provided by or used in investing activities during nine months ended September 30, 2021 or September 31, 2020.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $2,187,508. This was primarily from the proceeds of $ 2,221,000 from the issuance of Series B preferred stock. Net cash provided by financing activities during the nine months ended September 30, 2020 was $621,315. The Company received proceeds from convertible notes payable and from related parties of $335,873, proceeds from notes payable of $142,500 and proceeds of $142,942 from the Paycheck Protection Program.

As of September 30, 2021, we had cash of $1,067,287 and is held at a large U.S. bank.

Based on our current strategy and operating plan, at the end of 2020 we needed to raise additional capital to support operations. We were able to raise over $3.5 million in equity and debt offerings in 2021, we expect our expenses to increase over the coming year as our technology enters into clinical trials, and we will need to raise additional capital in 2022. There is still substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our unaudited Condensed Consolidated Financial Statements.

Series B Financing. In January 2021, the Company closed a Series B Convertible Preferred Stock private placement (the “Series B Offering”) and issued a total of 2,500 shares at a price of $1,000 per share, raising an aggregate amount of $2.5 million, inclusive of $156,000 in debt conversion and $23,000 from conversion of notes payable to directors. The Series B Offering, which commenced in 2020, was led by Checkmate Capital Group, LLC, a California based investment firm focused on biotechnology and other technology investments. The Company completed the offering primarily to advance its new business of drug development including funding the Company’s upcoming clinical trials for its drug candidate CycloSam, as well as for general working capital and overhead.

The shares of Series B Preferred Stock are convertible into an aggregate of approximately 16.6 million shares of common stock of the Company and have voting rights alongside common stockholders on an as-converted basis. In 2021, our Board approved a modification to the offering and issued to investors six-month, non-registered warrants to purchase an aggregate of up to 6.27 million shares of Common Stock at $0.35 per share; the expiration date which was extended on June 17, 2021 by board resolution from July 8, 2021 until September 30, 2021; and then again on September 22, 2021, the board extended expiration date to October 15, 2021, and reduced the exercise price from $0.35 per share to $0.25 per share. For the performance of its lead investor commitment in 2021, Checkmate Capital also earned a 12 month warrant convertible into 475,000 shares of Common Stock at $0.45 per share, which was not amended.

Funds received from the Series B Offering are expected to support operations through the end of 2021.

In the third quarter of 2021, 15 holders of an aggregate of 991 shares of Series B preferred stock converted their preferred shares into 6,525,378 shares of common stock, which included $53,061 of accrued dividends.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of September 30, 2021, we had an accumulated deficit of $25,837,433 and working capital surplus of $788,234.

Critical Accounting Policies And Estimates

Refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7) of our Annual Report for a discussion of our critical accounting policies and estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of September 30, 2021, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). As a result of this assessment, management identified certain material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are disclosed below:

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of September 30, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2021, and through the date of this filing, the Company made the following sales of unregistered securities:

Purpose / Holder	Number of Shares	Total Price/Amount
Conversion of Series B Preferred Stock, inclusive of accrued dividends (1)	6,525,378	$1,344,068
Series B warrant exercise (2)	1,871,432	$467,858

Convertible Note Warrants (3)	925,001	$550,000

(1)	Among 15 non-affiliated investors, includes $53,060 of accrued dividends.
(2)	Among 8 non-affiliate investors, does not include 142,857 unissued shares subject to a subscription receivable in the amount of $35,714.
(3)	Issued in connection with Convertible Promissory Notes in the total principal amount of $555,000 among six non-affiliated accredited investors. Warrants are exercisable prior to October 31, 2022 at $0.60 per share.

The Company issued all securities reported to persons who were “accredited investors” as that term is defined in Rule 501 of Regulation D of the SEC, or to “sophisticated investors” or key employees; and each such person had prior access to all material information about us prior to the offer and sale of these securities, and had the right to consult legal and accounting professionals. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) and Rule 506 of Regulation D of the Securities Act.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Form 8-K filed December 15, 2015 and Form 8-K filed December 23, 2010)

3.2	Certificate of Amendment of the Amended and Restated Articles of Incorporation of Q2Earth, Inc. (incorporated by reference to the Form 8-K dated September 4, 2020)

3.3	Amended and Restated Bylaws (incorporated by reference to the Form 8-K filed December 23, 2010)

31.1	302 Certification of Douglas Baum, Chief Executive Officer

31.2	302 Certification of Christopher Nelson, Principal Accounting Officer

32	906 Certification

101	The following financial information from QSAM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSAM BIOSCIENCES INC.

Date: November 15, 2021	By:	/s/ Douglas Baum
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Christopher Nelson
Principal Accounting Officer

