Form 10-Q
period 2022-03-31
QSAM Biosciences, Inc.
filed 2022-05-16
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 16, 2022, the registrant had 1,686,587 common shares outstanding.

Documents incorporated by reference: None.

QSAM BIOSCIENCES, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may”, “could” and variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the continued impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic and governmental responses thereto. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022 (under the heading “Risk Factors” and in other parts of that report).

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

●	The future of our business and operations depends on the success of our development and commercialization programs.

●	If we do not obtain regulatory approval for our product candidates or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be adversely affected.

●	Our business is highly dependent on our lead product candidate, CycloSam®, and a failure to obtain regulatory approval or successfully commercialize our product could adversely affect our financial condition and results of operations.

●	We must design and conduct successful clinical trials for our product candidates to obtain regulatory approval. We rely on third parties to conduct our clinical trials, which reduces our control over their timing, conduct and expense and may expose us to conflicts of interest. Clinical trial results may be unfavorable or inconclusive, and often take longer and cost more than expected.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

●	Even if our product candidates obtain regulatory approval, our ability to generate revenue will depend upon public perception of radiopharmaceuticals and will be diminished if our products are not accepted in the marketplace, or if we select pricing strategies for our products that are less competitive than those of our competitors, or fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payers or government agencies.

●	We are subject to extensive and ongoing regulation, which can be costly and time consuming, may interfere with regulatory approval for our product candidates, and can subject us to unanticipated limitations, restrictions, delays and fines.

●	Our products may face regulatory, legal or commercial challenges even after regulatory approval.

●	We are increasingly dependent on information technology, and potential cyberattacks, security problems, or other disruption and expanding social media vehicles present new risks.

●	We have a limited operating history and are operating at a loss, and there is no guaranty that we will become profitable.

●	Because our history is limited and we are subject to intense competition, any investment in us would be inherently risky.

●	There is substantial doubt as to our ability to continue as a going concern.

●	We have limited funds and we will require additional financing.

●	Our success will be dependent on our management, and the continued service of key employees.

●	We are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

●	Manufacturing resources could limit or adversely affect our ability to commercialize products.

●	Failure of any manufacturer of our various product candidates to comply with applicable regulatory requirements could subject us to penalties and have a material adverse effect on supplies of our product candidates.

●	If the use of hazardous and biological materials by us or third parties, such as CROs or CMOs, in a manner that causes injury or violates applicable law, we may be liable for damages.

●	Unexpected disruptions could seriously harm our future revenue and financial condition and increase our expenditures.

●	The validity, enforceability and commercial value of our patents and other intellectual property rights are highly uncertain.

●	We depend on intellectual property licensed from third parties and unpatented technology, trade secrets and confidential information. If we lose any of these rights, including by failing to achieve milestone requirements or to satisfy other conditions, our business, results of operations and financial condition could be harmed.

●	If we infringe third-party patent or other intellectual property rights, we may need to alter or terminate a product development program.

●	We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

●	Liquidity risks associated with our common stock.

●	The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

●	The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

●	We do not intend to pay dividends.

●	The stock ownership of our management and a few other shareholders represents a significant concentration of stock ownership and control over the Company.

●	The Company has Preferred Stock with additional priority rights.

●	We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

●	If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.

●	We have historically identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

●	Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$872,066	$1,499,866
Prepaid expenses and other current assets	93,008	135,014
Deferred offering costs	-	35,000
TOTAL CURRENT ASSETS	965,074	1,669,880

TOTAL ASSETS	$965,074	$1,669,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$817,390	$569,321
Accrued payroll and related expenses	346,592	95,400
Accrued series B preferred stock dividends	190,549	153,343
Convertible notes payable, net of discount	541,475	532,400
Notes payable - related parties	7,500	7,500
Debentures	-	35,000
TOTAL CURRENT LIABILITIES	1,903,506	1,392,964

TOTAL LIABILITIES	1,903,506	1,392,964

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, and 480 and 480 shares issued and outstanding (liquidation preference of $700,782 and $693,580) as of March 31, 2022 and December 31, 2021, respectively	700,782	693,580

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series B, $0.001 par value; 2,500 shares authorized, 1,509 and 1,509 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Preferred stock, Series E-1, $0.0001 par value; 8,500 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-

Common stock, $0.0001 par value, 300,000,000 shares authorized, 1,686,587 and 1,652,102 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	169	165
Unearned deferred compensation	(687,701)	(900,742)
Additional paid-in capital	30,159,461	29,765,585
Accumulated deficit	(31,111,145)	(29,281,674)
TOTAL STOCKHOLDERS’ DEFICIT	(1,639,214)	(416,664)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$965,074	$1,669,880

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended
	March 31,
	2022	2021

REVENUES	$-	$-

OPERATING EXPENSES FROM CONTINUING OPERATIONS
Compensation and related expenses	756,399	76,388
Professional fees	639,405	769,497
General and administrative	119,468	2,414,018
Research and development expenses	254,837	73,954
Total Operating Expenses	1,770,109	3,333,857

LOSS FROM CONTINUING OPERATIONS	(1,770,109)	(3,333,857)

OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Financing costs including interest	(18,137)	(37,629)
Other miscellaneous income	-	-
Gain on sale of equity method investment	-	100,000
Loss on debentures and accrued expenses converted to common stock	-	(390,068)
Loss on conversion of bridge notes including accrued interest and debt forgiveness	-	(744,505)
Total Other Expense, net	(18,137)	(1,072,202)

Loss from continuing operations before income taxes	(1,788,246)	(4,406,059)

INCOME TAXES	-	-
Loss from continuing operations	(1,788,246)	(4,406,059)

DISCONTINUED OPERATIONS:
Income from discontinued operations before income taxes	-	-

INCOME TAXES	-	-

Income from discontinued operations	-	-

NET LOSS	(1,788,246)	(4,406,059)

PREFERRED STOCK
Series A preferred stock contractual dividends	(7,202)	(7,899)
Series B preferred stock contractual dividends	(37,206)	-
Deemed dividend on conversion of Series A preferred stock to shares of common stock	-	(542,500)
Deemed dividend on warrant modification	(41,225)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,873,879)	$(4,956,458)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:
Loss per share	$(1.12)	$(8.76)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:	1,668,677	565,672

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Series B Preferred Stock		Series E-1 Preferred Stock		Common Stock		Deferred	Additional			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock-based Compensation	Paid-In Capital	Stock Subscription	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2020	281	-	7,650	-	486,806	$49	$(148,333)	$11,023,738	$(25,000)	$(15,911,895)	$(5,061,441)

Stock-based compensation for services	-	-	-	-	6,250	1	115,000	537,391	-	-	652,392

Conversion of debentures and accrued expenses	-	-	-	-	15,825	2	-	515,066	-	-	515,068

Conversion of bridge notes and accrued interest to common stock	-	-	-	-	165,692	17	-	4,378,471	-	-	4,378,488

Conversion of Series A preferred stock to common stock	-	-	-	-	18,750	2	-	662,498	-	(542,500)	120,000

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,899)	-	-	(7,899)

Issuance of Series B, preferred stock for cash	2,196	2	-	-	-	-	-	2,195,998	25,000	-	2,221,000

Issuance of Series B, conversion of notes payable to preferred stock	23	-	-	-	-	-	-	23,000	-	-	23,000

Stock-based compensation to employees and directors	-	-	850	1	-	-	(4,141,777)	6,527,999	-	-	2,386,223

Net loss for the three months ended March 31, 2021	-		-	-	-	-	-	-	-	(4,406,059)	(4,406,059)

Balance, March 31, 2021	2,500	$2	8,500	$1	$693,323	$71	$(4,175,110)	$25,856,262	$-	$(20,860,454)	$820,772

Balance, December 31, 2021	1,509	$2	-	$-	$1,652,102	$165	$(900,742)	$29,765,585	$-	$(29,281,674)	$(416,664)

Common stock issued for services, include a director	-	-	-	-	28,750	3	-	254,748	-	-	254,751

Conversion of debentures					5,469	1	-	34,999			35,000

Incremental value from warrant modifications	-	-	-	-	-	-	-	41,225	-	(41,225)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,202)	-	-	(7,202)

40:1 Reverse Split Fractional Shares Adjustment	-	-	-	-	266	-	-	-	-	-	-

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,206)	-	-	(37,206)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	213,041	107,312	-	-	320,353

Net loss period for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	(1,788,246)	(1,788,246)

Balance, March 31, 2022	1,509	$2	-	$-	$1,686,587	$169	$(687,701)	$30,159,461	$-	$(31,111,145)	$(1,639,214)

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,788,246)	$(4,406,059)
Adjustments to reconcile net loss to net cash used in operations:
Common stock issued for services	254,751	652,392
Stock-based compensation to employees and directors	320,353	-
Stock-based compensation and stock option modification	-	2,386,223
Loss on conversion of bridge notes and accrued interest	-	744,505
Loss on conversion of debentures and accrued expense to common stock	-	390,068
Paid-in-kind interest - convertible bridge notes	-	35,983
Amortization of debt discount	9,075	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	42,006	(18,141)
Deferred offering costs	35,000	-
(Decrease) increase in accounts payable and accrued expenses	248,069	(75,035)
Increase accrued payroll and related expenses	251,192	-
Increase in accrued interest	-	1,914
Net cash used in operating activities	(627,800)	(288,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for the issuance of preferred stock – Series B	-	2,221,000
Net cash provided by financing activities	-	2,221,000

NET INCREASE (DECREASE) IN CASH	(627,800)	1,932,850

CASH - Beginning of period	1,499,866	8,304
CASH - End of period	$872,066	$1,941,154

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-
Payment of income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$7,202	$550,397
Accrual of contractual dividends on Series B convertible preferred stock	$37,206	$-
Deemed Dividend on warrant modifications	$41,225	$-
Conversion of convertible bridge notes and accrued interest to and 165,692 shares of common stock	$-	$3,633,983
Conversion of debentures and accrued expenses to common stock	$-	$125,000
Conversion of Series A preferred stock to common stock	$-	$120,000
Conversion of notes payable with related parties to Series B preferred stock and warrants	$-	$23,000

See notes to the unaudited condensed consolidated financial statements

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

On March 9, 2022, the Company completed a 40:1 reverse stock split of its common shares. All shares and share prices set forth in this report have been adjusted to account for this reverse stock split as if it had occurred on the date presented.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 which was filed with the SEC on February 24, 2022.

The Company’s convertible debentures of $35,000 and $480,000 of Series A 6% convertible preferred stock (the “Series A Stock”) was in default as of December 31, 2021. On February 22, 2022, the holder of the debenture converted the full balance of $35,000 into 5,469 shares of common stock at $6.40 per share, and the balance on the convertible debenture is currently $0. On March 9, 2022, the Company entered into a conversion notice and reservation of rights agreement with the two Series A Stockholders whereby such holders waived all default interest, penalties and fees from the Company’s failure to redeem the Series A Stock, and agreed to convert such preferred shares into common stock contingent upon the completion of the Company’s underwritten equity offering and uplisting to Nasdaq; provided however, if such offering is completed at a lower price than $6.40 per share, the conversion price for the Series A Stock would be reduced to that lower price, and further provided, if warrants are issued in the offering, the Series A Stockholder would receive warrants on similar terms. In the second quarter of 2022, the Company terminated its planned offering and uplisting to Nasdaq due to general market conditions, and therefore, the Series A Stock is still technically in default.

For the three months ended March 31, 2022, the Company used net cash in operating activities for its continuing operations of $627,800 and incurred a loss from its continuing operations of $1,788,246. The Company’s accumulated deficit is $31,111,145 and has cash of $872,066 as of March 31, 2022.

The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the $2.5 million Series B preferred stock offering in the first quarter of 2021, the exercise of approximately $470,000 in warrants issued in connection with the Series B offering, and also a convertible debt offering in the amount of $605,000 conducted in the fourth quarter of 2021. Management expects expenses to increase in 2022 as our drug technology is currently in clinical trials, and forecasts that current cash resources will only last into the third quarter of 2022. As a result, we will need to raise additional capital to support these operations. Management believes that it can do so through equity raises in 2022; however, there is no guarantee that such plan will be successful. If we are not successful in raising additional capital, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

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

Cash and Cash Equivalents

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one financial institution and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of March 31, 2022 and December 31, 2021.

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

The Company had no revenue in 2022 and 2021 from continuing operations.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $254,837 for the three months ended March 31, 2022, and are a result of the Company’s activities to commence clinical trials of its drug Technology, as secured by the Company under a License Agreement executed in the second quarter of 2020. Research and development costs were $73,954 for the three months ended March 31, 2021, and are also a result of the License Agreement as well as expenses incurred on the Technology prior to the signing of the License Agreement (see Note 9 – Commitments and Contingencies).

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2022 and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the unaudited condensed consolidated financial statements as a component of income taxes.

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

As of March 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	177,815
Shares from common stock warrants	37,083
Shares from the conversion of convertible notes with accrued interest	77,117
Shares from the conversion of Series A Stock inclusive of cumulative dividends	108,480
Shares from the conversion of Series B Preferred Stock inclusive of dividends	265,555

As of March 31, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	11,715
Shares from common stock warrants	187,339
Shares from the conversion of debentures	5,469
Shares from the conversion of redeemable convertible preferred stock	75,000
Shares from the conversion of Series B Preferred Stock	390,625
Shares from the conversion of Series E-1 Preferred Stock	212,500

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that are not smaller reporting companies and for all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The standard should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not adopted ASU 2020-06 since it is not effective for the Company until January 1, 2024.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its unaudited financial statements.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2022 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company’s cash balance as of March 31, 2022, is in excess of FDIC limits in the amount of approximately $622,066.

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

The Company had no revenue from its continuing operations or discontinued operations for the three months ended March 31, 2022 and 2021.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently has a License Agreement with IGL Pharma, Inc., an entity in which the Company’s Executive Chairman serves as President, holds options to purchase less than a 1% non-controlling equity interest and receives a $500 per month fee.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of March 31, 2022, $7,500 of principal remains outstanding on certain of these short-term notes payable. During the three months ended March 31, 2021, $23,000 of these short-term notes payable was converted into 23 shares of the Company’s Series B Preferred Stock at a conversion ratio of $1,000 per share and warrants to purchase 1,643 shares of common stock at an exercise price of $14.00 per share, which resulted in no gain or loss on conversion, and which warrants expired in October 2021.

During the three months ended March 31, 2022, the Company incurred no legal fees with a law firm in which the Company’s audit committee chair is an employee. During the three months ended March 31, 2021, the Company incurred $37,551 of legal services with this related party. As of March 31, 2022 and December 31, 2021, accounts payable and accrued expenses include $397,909 and $195,000 for legal fees due to the law firm for services, respectively.

NOTE 6 – DEBENTURES, CONVERTIBLE BRIDGE NOTES, AND NOTES PAYABLE

Debentures

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in the aggregate amount of $0 and $35,000 outstanding as of March 31, 2022 and 2021, respectively. All assets of the Company were previously secured under the Debentures. There is no interest on these notes. In the first quarter of 2021, the two institutional holders of the debentures converted an aggregate of $102,500 into 12,927 shares of common stock, and the Company recognized a loss on the two debenture conversions of $356,454. In the first quarter of 2022, the remaining institutional holder converted an aggregate of $35,000 into 5,469 shares of common stock, and the Debentures were retired in full. The fair value of the shares issued upon conversion was estimated to be approximately $35,000 based on the market price on the date of conversion. Therefore, no gain or loss was recorded on conversion.

Convertible Bridge Notes

In 2017, 2018 and 2019, the Company issued a total of $2,801,908 in a convertible promissory note (the “Bridge Notes”) offering, which included three of the Company’s directors converting $156,368 and one shareholder converting $11,784 of prior notes and cash advances, including interest thereon, into the offering. In 2020, $2.9 million of the Bridge Notes, inclusive of principal and accrued and capitalized interest, was converted into 332,804 shares of common stock at $8.80 per share. The Company recorded a loss on extinguishment of these Bridge Notes of $495,320, which is included in the loss on conversion of bridge notes and accrued interest. As of March 31, 2021, all remaining Bridge Notes inclusive of principal and accrued and capitalized interest, were settled with the holders of these notes converting their debt into a total of 165,692 shares of common stock of the Company with a fair value of $4,378,488 based on the stock price of the Company on the date of conversion. The Company recorded a loss on extinguishment of these Bridge Notes of $744,205 for the three months ended March 31, 2021, which is included in loss on conversion of bridge notes and accrued interest, as other income expenses in the statements of operations.

Convertible Promissory Notes

In the fourth quarter of 2021, the Company issued a total of $605,000 in convertible notes payable. The convertible notes mature on December 31, 2023, and include a 6% simple interest rate per annum payable upon maturity. The notes are convertible into common stock, at the option of the holder, any time prior to maturity at a conversion price of $8.00 per share. Each of the convertible notes have an automatic conversion feature in the event that the Company completes an equity offering resulting in gross proceeds to the Company of at least $5,000,000 or lists its equity securities on NASDAQ or NYSE. The conversion of notes will be at $8.00 per share and adjusted for stock splits, stock dividends or other recapitalizations. In addition to the notes payable, each holder received a warrant for the purchase of shares of common stock with a purchase price of $24.00 per share. The exercise period for the warrant holder expires on October 31, 2022. In accordance with accounting standards, the warrants were valued using a Black Scholes Model and the relative fair value of the warrants was applied against the convertible notes for a debt discount of $72,600 for a net convertible note liability on the balance sheet of $532,400. The amortization expense for the three months ended March 31, 2022 is $9,075. The remaining unamortized discount as of March 31, 2022 is $63,525.

NOTE 7 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

During the three months ended March 31, 2022, the Company issued shares of common stock as follows:

Stock based compensation for services	18,750
Stock based compensation for services performed by one prior Director	10,000
Conversions of debentures and accrued expenses	5,469
Total common stock issued in the first quarter of 2022	34,219

During the three months ended March 31, 2021, the Company issued shares of common stock as follows:

Stock based compensation for services	6,250
Conversions of debentures and accrued expenses	15,825
Conversion of Bridge Notes	165,692
Conversion of Series A Preferred Stock	18,750
Total common stock issued in the first quarter of 2021	206,517

During the three-month period ended March 31, 2022, $35,000 of debentures and accrued expenses were converted into 5,469 shares of common stock at a price of $6.40 per share. Additionally, the Company issued 18,750 shares of common stock for services and 10,000 shares of common stock for services provided by one director who resigned from the Board in the same period.

Effective March 9, 2022, the Company also effected a 40:1 reverse stock split and all share numbers herein have been adjusted for that change.

During the three-month period ended March 31, 2021, $125,007 of debentures and accrued expenses plus Bridge Notes with principal and accrued interest of $1,447,315 for an aggregate of $1,572,315 of obligations were converted into 15,825 shares and 165,692 shares, respectively, of common stock at a price of $8.80 per share. Further, $120,000 of Series A Stock was converted into 18,750 shares of common stock at a price of $6.40 per share.

For the three month periods ended March 31, 2022 and 2021, the Company recognized $183,750 and $652,392 of stock-based compensation expense for shares of common stock and warrants issued as consideration under several service agreements. For the three month periods ended March 31, 2022 and 2021, the Company recognized $71,000 and $0, respectively, of stock-based compensation for shares of common stock issued for services rendered by the Company’s director.

Series A Redeemable Convertible Preferred Stock (“Series A Stock”)

The Company has 480 shares of Series A Stock issued and outstanding as of March 31, 2022, which currently are convertible at $6.40 per share of the Company’s common stock (the “Conversion Price”), which was adjusted to match the conversion price of the Company’s Series B Preferred Stock. The Series A Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $480,000 plus accrued dividends. As of March 31, 2022 and December 31, 2021, the Company accrued preferred stock dividends of $220,782 and $213,580, respectively.

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

As of December 31, 2021, the Series A Stock was in technical default for failure of the Company to redeem. On March 9, 2022, the Company entered into a conversion notice and reservation of rights agreement with the two Series A Stockholders whereby such holders waived all default interest, penalties and fees from the Company’s failure to redeem the Series A Stock, and agreed to convert such preferred shares into common stock contingent upon the completion of the Company’s underwritten equity offering and uplisting to Nasdaq; provided however, if such offering is completed at a lower price than $6.40 per share, the conversion price for the Series A Stock would be reduced to that lower price, and further provided, if warrants are issued in the offering, the Series A Stockholder would receive warrants on similar terms. In the second quarter of 2022, the Company terminated the offering and uplisting to Nasdaq due to general market conditions, and therefore, the Series A Stock is still technically in default; however, the conversion agreement is valid until March 9, 2023.

Series B Convertible Preferred Stock (“Series B Preferred Stock”)

In December 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 2,500 shares of Series B Preferred Stock, par value $0.001 per share, pursuant to a Certificate of Designation. The Series B Stock provides the holders a 10% annual paid-in-kind dividend, a liquidation preference equal to the purchase price of the shares ($1,000 per share) followed by the right to participate with the common stockholders in the instance of a liquidation or other exit event, and provides the holders the right to vote along with the common holders based on the common conversion amount of their holdings. The shares of Series B Preferred Stock are convertible into common stock at a price of $6.40 per share, subject to anti-dilution protections in the case of certain issuances of securities below that conversion price. The Series B Preferred Shares are not redeemable.

In January 2021, the Company closed a private offering of its Series B Preferred Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Preferred Stock and warrants. As of March 31, 2022 and 2021, 1,509 and 2,500 shares of Series B Preferred Stock were issued and outstanding, respectively. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B Preferred Stock converted their preferred shares into 163,134 shares of common stock, which included $53,061 of accrued dividends.

Series E-1 Preferred Stock

On December 3, 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 8,500 shares of Series E-1 Preferred Stock (the “Series E-1 Stock”) pursuant to a Certificate of Designation. The shares of Series E-1 Stock are incentive-based, vesting and forfeitable securities that provide the holders the right in the aggregate to receive an “earnout” equal to 20% of the total consideration received by the Company in the instance of a sale or sub-license of its core licensed radiopharmaceutical Technology, or sale or merger of the Company, which is paid on a priority, senior basis. In addition, the holders of the Series E-1 Stock can convert their vested preferred stock at anytime or after an event resulting in an earnout payment, such as an acquisition of the Company, into an aggregate of 212,500 common shares. The holders of the Series E-1 Stock have the right to vote along with the common stockholders based on the common conversion amount of their holdings, and have the right to nominate two members of the Board of Directors.

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

On December 6, 2021, the Company entered into an Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with all E-1 Stockholders pursuant to which all shares of Series E-1 Stock were exchanged into an aggregate of 720,986 shares of common stock of the Company. The fair value of the Series E-1 Stock was determined to be approximately $8.65 million at the time of exchange, and approved for fairness by the independent chairman of the Compensation Committee. The common stock issued in the exchange was based on a value of $12.00 per share using a 30-day weighted average closing price calculation, and was issued proportionately to each holder based on their individual holdings of Series E-1 Stock. All shares of common stock issued to the shareholders are subject to the same vesting schedules as was originally provided in each shareholder’s Series E-1 Stock issuance agreement, meaning that such shares of common stock are forfeitable if certain conditions of employment are not met by the holders. As of March 31, 2022, approximately 648,887 common shares are fully vested and approximately 72,099 common shares are unvested.

During the three months ending March 31, 2022, the Company recognized stock-based compensation to employees and directors totaling $213,041 related to the Series E-1 Stock, which is included in compensation and related expenses on the consolidated statements of operations. As of March 31, 2022, approximately $0.7 million of unrecognized compensation remains which will be recognized over a vesting period through 2023 and has been presented as deferred compensation on the consolidated balance sheets.

Warrants

The Company did not issue any warrants in the three months ended March 31, 2022. During this period, the Company entered into two modifications relating to 11,875 warrants issued to the lead investor in the Series B Preferred Stock offering, first to extend the term from January 15, 2022 to January 15, 2023, and second to reduce the exercise price from $18.00 to $10.00. The Company incurred an incremental expense of $41,225 for the modifications.

During the three months ended March 31, 2021, the Company issued 168,589 warrants in connection with its Series B offering, and 18,750 warrants to a service provider.

The following is a summary of all outstanding common stock warrants as of March 31, 2022:

	Number of Warrants	Exercise price per share	Average remaining term in years

Warrants issued in connection with issuance of Series B Preferred Stock to lead investor	11,875	$10.00	January 15, 2023
Warrants issued in connection with convertible notes	25,208	$24.00	October 31, 2022

NOTE 8 – STOCK OPTIONS

In 2016 to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 4,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased multiple times by Board resolution, most recently to 200,000 shares on January 13, 2022. There are currently no shares available under the 2016 Plan for future issuance; however, the Board may increase the authorized shares under the 2016 Plan each year.

The Company issued 150,000 stock options to purchase common stock to officers and directors of the Company during the three months ended March 31, 2022. These options have a 10 year term. The options have the following vesting schedules:

Vesting Description	Number of Options
50% 12 months after issuance and the balance 24 months after issuance	87,500
100% 10 months after issuance	25,000
34% 12 months after issuance, 33% 24 months after issuance, and the remaining 36 months after issuance	25,000

One management team’s options has a performance related vesting schedule in which 9,350 options are vested based on completion of performance requirements and 3,150 options are vested based on standard vesting over 36 months.

A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	27,815	$30.46	7.90	$-
Granted	150,000	$9.25	10.00	$-
Outstanding as of March 31, 2022	177,815	$12.57	9.56	$-
Exercisable as of March 31, 2022	19,765	$37.00	6.89	$-

The aggregate intrinsic value of options exercised is the difference between the fair market value of the Company’s closing price of our common stock at each reporting date, less the exercise price multiplied by the number of options granted which was nil at March 31, 2022.

As of March 31, 2022, the unrecognized stock-based compensation of approximately $1.2 million is expected to be expensed over the next 24 to 36 months based on the option vesting requirements. The weighted average fair value of options granted was $9.25 per share for the three months ended March 31, 2022. For the three-month period ended March 31,2022, the stock-based compensation expense was $107,312 which is included in compensation and related expenses.

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

The assumptions that were used in Black-Scholes option pricing model for the three months ended March 31, 2022 were as follows:

Expected term (years)	5.50
Expected volatility	130.6% - 166.7%
Risk-free interest rate	1.65% - 1.86%
Expected dividend yield	0.0%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The employment agreements as amended for the Company’s Executive Chairman and CEO each contain termination provisions whereby if they are terminated without cause or following a material change, as defined therein, they will receive salary through the date of termination plus an additional 24 months, bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest and healthcare benefits will continue for 24 months. The Company’s General Counsel’s employment agreement, as amended, contains an 18-month severance payment in the instance of a termination without cause or following a material change, as defined therein. Additionally, the management team are currently taking partial salary of their approved salary per their employment agreements and the difference is being accrued starting as of December 1, 2021. As of March 31, 2022, the accrued salary for the management team was $346,592.

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

License Agreement

The Company’s License Agreement for the Technology, as amended, with IGL is for 20 years or until the expiration of the multiple patents covered under the license and requires multiple milestone-based payments including: up to $410,000 as CycloSam® advances through Phase 3 of clinical trials, and $2 million upon commercialization. IGL has also received 12,500 shares of the Company’s common stock as additional compensation. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and 5% of any consideration we receive pursuant to a sublicense, sale of the asset, or sale of QSAM Therapeutics. QSAM will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims.

In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing through April 2022. The Consulting Agreement is to provide QSAM with additional consulting and advisory services from the technology’s founders to assist in the clinical development of CycloSam. As of March 31, 2022, the Company has paid $9,355 in expense reimbursements required under the agreement. As of March 31, 2021, the Company paid $60,000 under the License Agreement representing the full upfront license fee, as well $60,000 in expense reimbursements required under that agreement. The drug development costs to service providers including the fixed $8,500 monthly consulting fee, which has been reflected as research and development expense on the consolidated statement of operations was $25,500 and $73,954 for the three months ended March 31, 2022 and 2021, respectively.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward- looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this document, including those set forth below, and more fully set forth in the risk factors described in our annual report on Form 10-K for the year ended December 31, 2021 or in this report:

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

A. Plan of Operation

We are developing next-generation nuclear medicines for the treatment of cancer and related diseases. Our initial technology is Samarium-153 DOTMP, a/k/a CycloSam® (“CycloSam®” or the “New Technology”), a clinical-stage bone targeting therapeutic radiopharmaceutical. CycloSam® features a patented, low specific activity form of Samarium-153, a beta-emitting radioisotope with a short 46-hour half-life, and the chelating agent DOTMP, which selectively targets sites of high bone mineral turnover and reduces off-site migration of the tumor-killing radiation. We believe improvements in formulation and manufacturing from a prior FDA-approved drug (Quadramet®) utilizing the same radioisotope has resulted in our drug candidate demonstrating significantly less impurities, lower costs and more frequent availability. Samarium-153 and DOTMP form a highly stable complex, which we believe, when used in multi-dose regimens either as a monotherapy or in combination with other more widely used treatments such as external beam radiation, may demonstrate meaningful disease modifying results in primary and metastatic bone cancer. Ultimately, we may seek to further develop and commercialize CycloSam® for one or more market indications or license the technology to a larger pharmaceutical partner.

In August 2021, the Food & Drug Administration (FDA) cleared our Investigational New Drug (IND) application to commence Phase 1 clinical trials for CycloSam® as a treatment for cancer that has metastasized to the bone from the lung, breast, prostate and other areas. We initiated this trial at our first site (Houston, TX) in November 2021, and dosed our first patient in this open-label, dose escalating study in April 2022. This phase of our clinical trials is expected to last nine to 12 months.

Also in August 2021, the FDA granted Orphan Drug Designation for the use of CycloSam® to treat a primary bone cancer called osteosarcoma, a devastating disease that mostly affects children and young adults. Although patients with osteosarcoma or Ewing’s sarcoma are eligible to participate in our initial Phase 1 trials, we anticipate filing an amended protocol to our current commercial IND application in 2022 or 2023, subject to funding, to commence clinical trials specifically for these primary, pediatric bone cancers. In March 2020, CycloSam® was also utilized in a Single Patient Investigational New Drug for Emergency Use at the Cleveland Clinic. We believe the study we conducted at the Cleveland Clinic showed promising safety results in connection with a bone marrow ablation procedure, including patient tolerability at high dosages. To date, CycloSam® has completed animal studies in both small and large animals, including treating bone cancer in patient dogs at a university veterinary clinic, and human Phase 1 trials have commenced.

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

What is CycloSam®

CycloSam® is a targeted, bone seeking radiopharmaceutical that combines the beta-emitting radioisotope Samarium-153 (153Sm) with a chelating agent, DOTMP (1, 4, 7, 10-tetraazacyclododecane-1, 4, 7, 10-tetramethylenephosphonic acid). Samarium-153 is acquired from a nuclear reactor from a third party and the chelating agent is supplied in the form of kits. Chelating agents are organic compounds capable of linking together metal ions to form complex ring-like structures. This combination forms a stable complex which delivers a radioactive dose to sites of rapid bone mineral turnover such as those that form around bone cancers and tumors. CycloSam® has a physical half-life of 46 hours (radiation decreases by half in 46 hours) and emits both medium-energy beta particles that produce the therapeutic effect, and gamma photons that make it possible to take images of the skeleton and locate and characterize the size and nature of tumors. The use of radioisotopes to both diagnose and treat disease is called “theragnostics” and is a rapidly growing area of medical discovery.

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

Our License Agreement with IGL is for 20 years or until the expiration of the multiple patents covered under the license, and requires multiple milestone-based payments up to $410,000 as CycloSam® advances through multiple stages of clinical trials, and $2 million upon commercialization. IGL also received 12,500 shares of common stock of the Company. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and will receive 5% of any consideration we receive pursuant to a sublicense, sale of the asset, or sale of QSAM Therapeutics. We will also pay for ongoing patent filing and maintenance fees, and we have certain requirements to defend the patents against infringement claims. The parties have agreed to mutual indemnification.

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

In connection with the License Agreement, QSAM Therapeutics signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing. The Consulting Agreement is to provide us with additional consulting and advisory services from the technology’s founders to assist in the clinical development of CycloSam®. Required monthly payments under the Consulting Agreement expired in April 2022, however, we will continue to utilize the services of IGL in the future. Our Executive Chairman serves as President of IGL, receives a $500 per month fee, and holds options to acquire less than a 1% equity stake in IGL.

Equity Financing and Debt Conversions

To advance the development of the New Technology, in November 2020 we commenced a $2.5 million Series B Preferred Stock offering (the “Series B Offering”). We completed the Series B Offering in January 2021, raising $2.5 million inclusive of $156,000 in debt conversion, and issuing a total of 2,500 shares of Series B Preferred Stock.

In connection with this Series B Offering closing, our Board approved a modification to the offering terms in January 2021, and we issued in that month a total of 156,750 common stock warrants. These warrants were originally exercisable prior to July 8, 2021 at an exercise price of $14.00 per share, and later modified by our Board to expire on October 15, 2021 and be exercisable at $10.00 per share. As of October 15, 2021, seven holders of the Series B warrants exercised those warrants and received a total of 46,786 common shares for total consideration to the Company of $467,858. Also in 2021, our lead investor in the Series B Offering earned a warrant for 11,875 shares exercisable at $18.00 per share, which warrant was to expire January 15, 2022, but modified in January 2022 to expire January 15, 2023 and be exercisable at $10.00 per share.

In the fourth quarter of 2021, we entered into convertible note purchase agreements with eight accredited investors, pursuant to which we issued an aggregate of $605,000 of convertible notes (the “Notes”). The Notes mature on December 31, 2023 and are convertible into shares of common stock of the Company in the event of future equity financing of $5 million or greater, NASDAQ uplisting, or at the discretion of the noteholders, at a conversion price of $8.00 per share. The obligations under the Notes are unsecured. The Company has agreed to pay simple interest at the rate of 6% per annum on the outstanding amount of the Notes until fully repaid or converted. In connection with the Notes offering, the Company issued 25,208 warrants to the noteholders, with each warrant convertible into one share of common stock at an exercise price of $24.00 per share beginning from the date of the warrant until October 31, 2022. The outstanding balance of the Notes as of March 31, 2022 was $605,000, exclusive of accrued interest.

In December 2021, the Company filed a registration statement on Form S-1 with the SEC to raise up to $20 million through a common stock offering underwritten by Think Equity LLC, an investment bank based in New York. Concurrently, the Company submitted an application with the NASDAQ Stock Market LLC to list its common shares on that national exchange. Due to market conditions, in May 2022, the Company terminated this offering.

As of March 31, 2022, the Company had $872,066 in cash, and $605,000 in debt from convertible notes and not including trade payables. In July 2021, our loan from the Payroll Protection Program loan was forgiven. The Series A Preferred stock, which is still outstanding and subject to a redemption clause, and is in default; however, the Company has a conversion agreement with these two holders that is valid through March 2023.

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2021. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent on management’s plans. The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the Series B Preferred Stock offering in the first quarter of 2021, the exercise of warrants issued in connection with the Series B offering, and also the convertible debt offering conducted in the fourth quarter of 2021. Management expects expenses to increase in 2022 as our drug technology enters into clinical trials, and as a result, we will need to raise additional capital to support these operations. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. Management believes that is has cash to support operations into the third quarter of 2022, and that it can continue to support operations through additional equity raises in 2022; however, there is no guarantee that such plan will be successful. If we are not successful in raising additional capital, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

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

Results of Operations for the three month period ended March 31, 2022 and 2021

For the three month periods ended March 31, 2022 and 2021, we recorded no revenue from continuing operations.

For the three months ended March 31, 2022, we recorded a net loss from continuing operations of $1,788,246, a decrease of $2,617,813 from our net loss from continuing operations of $4,406,059 for the same period in 2021.

Our operating expenses were $1,770,109 for the three months ended March 31, 2022 as compared to $3,333,857 for the three months ended March 31, 2021. The majority of the $1,563,748 decrease in operating expenses was due to other income and expenses related to the loss on debt extinguishment of $744,505, loss on conversion of debt to equity of $390,068, and non-cash stock-based compensation expense related to stock issued for services all in the 2021 period.

Net Loss Attributable to Common Stockholders

Net loss attributable to common shareholders for the three months ended March 31, 2022 was $1,873,879 as compared to $4,956,458 for the three months ended March 31, 2021. The net loss attributed to common stockholders for the three months ended March 31, 2022 and 2021 includes Series A and Series B preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, including continued operations and discounted operations for the three months ended March 31, 2022 was a loss of $1.12 per share as compared to a loss of $8.76 per share for the 2021 period.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $627,800 for the three months ended March 31, 2022, which reflected our net loss during the period of $1,788,246, non-cash adjustments of $584,179, and a net increase in operating assets and a net decrease in liabilities of $576,267. The non-cash adjustments are stock-based compensation. Net cash used by operating activities was $288,150 for the three months ended March 31, 2021, which reflected our net loss during the period of $4,406,059, non-cash adjustments of $4,209,171, and a net increase in operating liabilities of $91,262. The majority of non-cash adjustments consists of a $3,038,615 of stock based compensation, the loss on conversion into common stock of the Bridge Notes and accrued interest of $744,505, and the loss on conversion of debentures and promissory notes with unrelated parties of $390,068.

There was no cash provided by or used in investing activities during the three months ended March 31, 2022 and 2021.

There was no cash provided by or used in financing activities during the three months ended March 31, 2022. Net cash provided by financing activities during the quarter ended March 31, 2021 consisted of $2,221,000.

As of March 31, 2022, we had cash of $872,066 held at a large U.S. bank.

Series B Financing. In January 2021, the Company closed a Series B Convertible Preferred Stock private placement (the “Series B Offering”) and issued a total of 2,500 shares at a price of $1,000 per share, raising an aggregate amount of $2.5 million, inclusive of $156,000 in debt conversion. The Series B Offering, which commenced in 2020, was led by Checkmate Capital Group, LLC, a California based investment firm focused on biotechnology and other technology investments. The Company completed the offering primarily to advance its new business of drug development including funding the Company’s clinical trials for its drug candidate CycloSam®, as well as for general working capital and overhead. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B Preferred Stock converted their preferred shares into 163,134 shares of common stock, which included $53,061 of accrued dividends. All remaining holders of the Series B Preferred Stock have agreed to convert their preferred shares into a total of approximately 263,552 shares of common stock (based on interest accrued through March 31, 2022) immediately prior to the closing of an underwritten offering and Nasdaq uplisting, provided such transaction occurs before March 31, 2023, subject to the condition that if such offering is conducted at a lower price than their current conversion price, they shall be able to convert their Series B Preferred Stock at that lower price.

Warrant Conversion. In connection with the Series B Offering, we issued in 2021 a total of 156,750 common stock warrants, which were originally exercisable prior to July 8, 2021 at an exercise price of $14 per share, and later modified by our Board to expire on October 15, 2021 and be exercisable at $10 per share. As of October 15, 2021, seven holders of the Series B warrants exercised those warrants and received a total of 46,786 common shares for total consideration to the Company of $467,858. Also in 2021, our lead investor in the Series B Offering earned a warrant for 11,875 shares exercisable at $18 per share, which warrant was to expire January 15, 2022, but modified in 2022 to expire January 15, 2023 and at a reduced exercise price of $10.00 per share.

Convertible Note Financing. In the fourth quarter of 2021, we entered into convertible note purchase agreements with eight accredited investors, pursuant to which we issued an aggregate of $605,000 of convertible notes (the “Notes”). The Notes mature on December 31, 2023 and are convertible into shares of common stock of the Company in the event of future equity financing of $5 million or greater, NASDAQ uplisting, or at the discretion of the noteholders, at a conversion price of $8 per share. The obligations under the Notes are unsecured. The Company has agreed to pay simple interest at the rate of 6% per annum on the outstanding amount of the Notes until fully repaid or converted. In connection with the Notes offering, the Company issued 25,208 warrants to the noteholders, with each warrant convertible into one share of common stock at an exercise price of $24 per share beginning from the date of the warrant until October 31, 2022. The outstanding balance of the Notes as of March 31, 2022 was $605,000, exclusive of accrued interest.

Prior Bridge Note Financing. The Company issued a total of $2,851,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017, 2018 and 2019. Proceeds from the Bridge Notes were used to for the Company’s Legacy Business. As of December 31, 2020, a total of $1,965,030 plus $964,525 in accrued interest on the Bridge Notes were converted into approximately 332,500 shares of common stock. As of March 31, 2021, the remaining $1,447,312 of principal and interest was converted into 165,692 shares of common stock, and no Bridge Notes currently remain outstanding.

Prior Series A Preferred Stock Financing. The Company raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Series A Preferred Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Series A Preferred Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Series A Preferred Stock was originally convertible at $260 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. The price has been reset several times since the issuance of the Series A Preferred Stock. Most currently, as a result of the closing of the Series B preferred stock offering in January 2021, the conversion price was reset to $6.40 per share. Series A Preferred Stock holders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Series A Preferred Stock was redeemable on July 1, 2019 per a March 2019 modification and is currently in technical default. The Series A Preferred Stock has no voting rights until converted to common stock. The Series A Preferred Stockholders also received warrants in connection with their investment, all of which had expired in January 2021.

On March 9, 2022, the Company entered into a conversion notice and reservation of rights agreement with the two Series A Stockholders whereby such holders waived all default interest, penalties and fees from the Company’s failure to redeem the Series A Stock, and agreed to convert such preferred shares into common stock contingent upon the completion of the Company’s underwritten equity offering and uplisting to Nasdaq; provided however, if such offering is completed at a lower price than $6.40 per share, the conversion price for the Series A Stock would be reduced to that lower price, and further provided, if warrants are issued in the offering, the Series A Stockholder would receive warrants on similar terms. In the second quarter of 2022, the Company terminated the offering and uplisting to Nasdaq due to general market conditions, and therefore, the Series A Stock is still technically in default; however, the conversion agreement is valid until March 9, 2023, and management believes that the Series A Stockholders will honor this agreement through its termination date.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of March 31, 2022, we had an accumulated deficit of $31,111,145 and working capital deficit of $938,432.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7) of our Annual Report for a discussion of our critical accounting policies and estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of March 31, 2022, the Company’s disclosure controls and procedure were effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, our management concluded that, as of March 31, 2022, these disclosure controls and procedures were effective at a reasonable level of assurance.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2022, and through the date of this filing, the Company made the following sales of unregistered securities:

Purpose / Holder	Number of Shares	Total Price/Amount
Conversion of Series A Stock, inclusive of accrued dividends (1)	5,469	$35,000
Issuance of common stock to director for services	10,000	$71,000
Issuance of common stock under service agreement (2)	18,750	$183,749

(1)	Converted by Brio Capital Management LLC.
(2)	Issued to Sterling Management LLC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS

Exhibit
Number	Description

31.1	302 Certification of Douglas Baum, Chief Executive Officer

31.2	302 Certification of Adam King, Chief Financial Officer

32	906 Certification

101	The following financial information from QSAM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSAM BIOSCIENCES INC.

Date: May 16, 2022	By:	/s/ Douglas Baum
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Adam King
Chief Financial Officer

