Form 10-Q
period 2022-06-30
QSAM Biosciences, Inc.
filed 2022-08-15
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 15, 2022, the registrant had 1,686,587 common shares outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$429,353	$1,499,866
Prepaid expenses and other current assets	108,221	135,014
Deferred offering costs	-	35,000
TOTAL CURRENT ASSETS	537,574	1,669,880

TOTAL ASSETS	$537,574	$1,669,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$994,464	$569,321
Accrued payroll and related expenses	588,805	95,400
Accrued Series B preferred stock dividends	228,584	153,343
Convertible notes payable, net of discount	550,550	532,400
Notes payable - related parties	7,500	7,500
Debentures	-	35,000
TOTAL CURRENT LIABILITIES	2,369,903	1,392,964

TOTAL LIABILITIES	2,369,903	1,392,964

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, and 480 shares issued and outstanding (liquidation preference of $706,800 and $693,580) as of June 30, 2022 and December 31, 2021	706,800	693,580

STOCKHOLDERS’ DEFICIT
Preferred stock, Series B, $0.001 par value; 2,500 shares authorized, 1,509 shares issued and outstanding (liquidation preference of $1,737,585 and $1,662,757) as of June 30, 2022 and December 31, 2021	2	2
Preferred stock, Series E-1, $0.0001 par value; 8,500 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 1,686,587 and 1,652,102 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	169	165
Unearned deferred compensation	(472,292)	(900,742)
Additional paid-in capital	30,327,583	29,765,585
Accumulated deficit	(32,394,591)	(29,281,674)
TOTAL STOCKHOLDERS’ DEFICIT	(2,539,129)	(416,664)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$537,574	$1,669,880

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Payroll and related expenses	791,721	2,552,199	1,548,120	5,015,020
Professional fees	218,006	151,858	857,411	954,686
General and administrative	49,300	51,794	168,768	46,048
Research and development expenses	204,216	147,453	459,053	221,407
Total Operating Expenses	1,263,243	2,903,304	3,033,352	6,237,161

LOSS FROM OPERATIONS	(1,263,243)	(2,903,304)	(3,033,352)	(6,237,161)

OTHER INCOME (EXPENSE)
Financing costs including interest	(20,203)	(899)	(38,340)	(38,528)
Gain on sale of equity method investment	-	-	-	100,000
Loss on debentures and accrued expenses converted to common stock	-	-	-	(390,068)
Loss on conversion of bridge notes and accrued interest	-	-	-	(744,505)
Total Other Expense, net	(20,203)	(899)	(38,340)	(1,073,101)

Loss from operations before income taxes	(1,283,446)	(2,904,203)	(3,071,692)	(7,310,262)

INCOME TAXES	-	-	-	-
NET LOSS	(1,283,446)	(2,904,203)	(3,071,692)	(7,310,262)

PREFERRED STOCK
Series A preferred contractual dividends	(6,018)	(162,819)	(13,220)	(170,717)
Series B preferred contractual dividends	(38,035)	-	(75,241)	-
Deemed dividend on conversion of Series A preferred stock to shares of common stock	-	-	-	(542,500)
Deemed dividend on warrant modification	-	-	(41,225)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,327,499)	$(3,067,022)	$(3,201,378)	$(8,023,479)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:	$(0.79)	$(4.42)	$(1.91)	$(12.72)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	1,677,681	693,323	1,677,681	630,645

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Series B Preferred Stock		Series E-1 Preferred Stock		Common Stock		Deferred	Additional			Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock-based Compensation	Paid-In Capital	Stock Subscription	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2020	281	-	7,650	-	486,806	$49	$(148,333)	$11,023,738	$(25,000)	$(15,911,895)	$(5,061,441)

Stock-based compensation for services	-	-	-	-	6,250	1	115,000	537,391	-	-	652,392

Conversion of debentures and accrued expenses	-	-	-	-	15,825	2	-	515,066	-	-	515,068

Conversion of bridge notes and accrued interest to common stock	-	-	-	-	165,692	17	-	4,378,471	-	-	4,378,488

Conversion of Series A preferred stock to common stock	-	-	-	-	18,750	2	-	662,498	-	(542,500)	120,000

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,899)	-	-	(7,899)

Issuance of Series B, preferred stock for cash	2,196	2	-	-	-	-	-	2,195,998	25,000	-	2,221,000

Issuance of Series B, conversion of notes payable to preferred stock	23	-	-	-	-	-	-	23,000	-	-	23,000

Stock-based compensation to employees and directors	-	-	850	1	-	-	(4,141,777)	6,527,999	-	-	2,386,223

Net loss for the three months ended March 31, 2021	-		-	-	-	-	-	-	-	(4,406,059)	(4,406,059)

Balance, March 31, 2021	2,500	2	8,500	1	693,323	71	(4,175,110)	25,856,262	-	(20,860,454)	820,772

Stock-based compensation for services and warrant modification	-	-	-	-	-	-	33,333	7,841	-	-	41,174

Deemed dividend from warrant modification	-	-	-	-	-	-	-	155,639	-	(155,639)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,180)	-	-	(7,180)

Stock-based compensation to employees and directors	-	-	-	-	-	-	2,439,249	-	-	-	2,439,249

Net loss period ended June 30, 2021	-	-	-	-	-	-	-	-	-	(2,904,203)	(2,904,203)

Balance, June 30, 2021	2,500	2	8,500	1	693,323	71	(1,702,528)	26,012,562	-	(23,920,294)	389,813

Balance, December 31, 2021	1,509	$2	-	$-	1,652,102	$165	$(900,742)	$29,765,585	$-	$(29,281,674)	$(416,664)

Common stock issued for services, including a director	-	-	-	-	28,750	3	-	254,748	-	-	254,751

Conversion of debentures	-	-	-	-	5,469	1	-	34,999	-	-	35,000

Incremental value from warrant modifications	-	-	-	-	-	-	-	41,225	-	(41,225)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,202)	-	-	(7,202)

40:1 Reverse Split Fractional Shares Adjustment	-	-	-	-	266	-	-	-	-	-	-

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,206)	-	-	(37,206)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	213,041	107,312	-	-	320,353

Net loss period for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	(1,788,246)	(1,788,246)

Balance, March 31, 2022	1,509	2	-	-	1,686,587	169	(687,701)	30,159,461	-	(31,111,145)	(1,639,214)

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(6,018)	-	-	(6,018)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(38,035)	-	-	(38,035)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	215,409	212,175	-	-	427,584

Net loss period for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(1,283,446)	(1,283,446)

Balance, June 30, 2022	1,509	$2	-	$-	1,686,587	$169	$(472,292)	$30,327,583	$-	$(32,394,591)	$(2,539,129)

See notes to the unaudited condensed consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,071,692)	$(7,310,262)
Adjustments to reconcile net loss to net cash used in operations:
Common stock issued for services	254,751	693,566
Stock-based compensation to employees and directors	747,937	4,825,472
Loss on conversion of bridge notes and accrued interest	-	744,505
Loss on conversion of debentures and accrued expense to common stock	-	390,068
Paid-in-kind interest - convertible bridge notes	-	35,983
Amortization of debt discount	18,150	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	26,793	(12,621)
(Decrease) increase in accounts payable and accrued expenses	425,143	(69,366)
Increase in accrued payroll and related expenses	493,405	-
Net cash used in operating activities	(1,105,513)	(702,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on promissory notes – related parties	-	(33,492)
Deferred offering costs	35,000	-
Proceeds for the issuance of preferred stock – Series B	-	2,221,000
Net cash provided by financing activities	35,000	2,187,508

NET INCREASE (DECREASE) IN CASH	(1,070,513)	1,484,853

CASH - Beginning of period	1,499,866	8,304
CASH - End of period	$429,353	$1,493,157

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-
Payment of income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual and deemed dividends on Series A convertible preferred stock	$13,220	$557,577
Accrual of contractual dividends on Series B convertible preferred stock	$75,241	$-
Deemed dividend on warrant modifications	$41,225	$-
Conversion of convertible bridge notes and accrued interest to 165,692 shares of common stock	$-	$3,633,983
Conversion of debentures and accrued expenses to common stock	$-	$125,000
Conversion of Series A preferred stock to common stock	$-	$120,000
Conversion of notes payable with related parties to Series B preferred stock and warrants	$-	$23,000

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

On March 9, 2022, the Company completed a 40:1 reverse stock split of its common shares. All shares and share prices set forth in this report have been adjusted retroactively to present this reverse stock split as if it had occurred at the beginning of the period presented in these condensed consolidated financial statements.

Prior to 2017, the Company owned and licensed technology that converts waste fuels and heat to power, which it sold to a licensee in August of that year. Much of these operations were conducted through a wholly-owned subsidiary of the Company called Q2Power Corp. (“Q2P”), which still exists but has no current operations. Q2P and QSAM are sometimes referred to herein as the “Subsidiaries” collectively, or with respect to just QSAM, the “Subsidiary”. Formerly, the Company’s name was Q2Power Technologies, Inc., and before that, Anpath Group, Inc.

The recent outbreak of the novel coronavirus (COVID-19) is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees and our other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our research and development of the Technology and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business. While we have not yet experienced any material disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 which was filed with the SEC on February 24, 2022.

The Company’s convertible debentures of $35,000 and $480,000 of Series A 6% convertible preferred stock (the “Series A Stock”) was in default as of December 31, 2021. On February 22, 2022, the holder of the debenture converted the full balance of $35,000 into 5,469 shares of common stock at $6.40 per share, and the balance on the convertible debenture is currently $0. On March 9, 2022, the Company entered into a conversion notice and reservation of rights agreement with the two Series A Stockholders whereby such holders waived all default interest, penalties and fees from the Company’s failure to redeem the Series A Stock, and agreed to convert such preferred shares into common stock contingent upon the completion of the Company’s underwritten equity offering and uplisting to Nasdaq; provided however, if such offering is completed at a lower price than $6.40 per share, the conversion price for the Series A Stock would be reduced to that lower price, and further provided, if warrants are issued in the offering, the Series A Stockholders would receive warrants on similar terms. In the second quarter of 2022, the Company terminated its planned offering and uplisting to Nasdaq due to general market conditions, and therefore, the Series A Stock is still technically in default.

For the six months ended June 30, 2022, the Company used net cash in its operating activities of $1,105,513 and incurred a loss from its operations of $3,071,692. As of June 30, 2022, the Company’s accumulated deficit is $32,394,591, working capital deficit is $1,832,329, and cash on hand is $429,353.

The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the $2.5 million Series B preferred stock offering in the first quarter of 2021, the exercise of approximately $470,000 in warrants issued in connection with the Series B offering, and also a convertible debt offering in the amount of $605,000 conducted in the fourth quarter of 2021. Management expects expenses to increase in 2022 as our drug technology is currently in clinical trials, and forecasts that current cash resources will only last into the third quarter of 2022. As a result, we will need to raise additional capital to support these operations. Management believes that it can do so through debt or equity raises in 2022; however, there is no guarantee that such plan will be successful. If we are not successful in raising additional capital, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

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

Cash and Cash Equivalents

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one financial institution and has experienced no losses with respect to amounts on deposit. The Company held no cash equivalents as of June 30, 2022 and December 31, 2021.

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

The Company had no revenue in 2022 and 2021.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $459,053 for the six months ended June 30, 2022, and are a result of the Company’s activities to commence clinical trials of its drug Technology, as secured by the Company under a License Agreement executed in the second quarter of 2020. Research and development costs were $221,407 for the six months ended June 30, 2021, and are also a result of the License Agreement as well as expenses incurred on the Technology prior to the signing of the License Agreement (see Note 9 – Commitments and Contingencies).

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2022 and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the unaudited condensed consolidated financial statements as a component of income taxes.

Basic and Diluted Loss Per Share

Net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period plus any potentially dilutive shares related to the issuance of stock options, shares from the issuance of stock warrants, shares issued from the conversion of convertible preferred stock and shares issued for the conversion of convertible debt.

As of June 30, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	177,815
Shares from common stock warrants	37,083
Shares from the conversion of convertible notes and accrued interest	78,584
Shares from the conversion of Series A Stock inclusive of cumulative dividends	110,437
Shares from the conversion of Series B Preferred Stock inclusive of dividends	271,490

As of June 30, 2021, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	11,715
Shares from common stock warrants	187,339
Shares from the conversion of debentures	5,469
Shares from the conversion of Series A Stock	75,000
Shares from the conversion of Series B Preferred Stock	390,625
Shares from the conversion of Series E-1 Preferred Stock	212,500

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that are not smaller reporting companies and for all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The standard should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Effective January 1, 2021, the Company adopted ASU 2020-06 and noted no material impact to the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its unaudited financial statements.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2022 presentation. These reclassifications had no effect on net loss or loss per share as previously reported and primarily related to the reclassification of stock based compensation from general and administrative expenses to payroll and related expenses.

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company’s cash balance as of June 30, 2022, is in excess of FDIC limits in the amount of approximately $179,353.

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

NOTE 4 – EQUITY METHOD INVESTMENT

During November 2018, the Company invested $50,000 for a 19.9% Class B limited liability membership interest in EPH and recorded this transaction as an equity method investment due to the Company’s ability to exercise significant influence over EPH. The carrying value of the investment in EPH was reduced to zero after recording the proportionate share of the investee’s net loss for the 2018 fiscal year. In January 2019, the Company committed an additional $21,588 through a subscription payable to maintain its 19.9% Class B limited liability interests in EPH, after additional Class A units were sold to investors, which was fully paid in April 2020. The carrying value of the investment at December 31, 2020 was zero due to continued losses incurred by EPH. In the first quarter of 2021, the Company sold this equity interest to an unrelated third party for $100,000. There were no distributions received from the equity method investment in the relevant periods of 2022 or 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently has a License Agreement with IGL Pharma, Inc., an entity in which the Company’s Executive Chairman serves as President, holds options to purchase less than a 1% non-controlling equity interest and receives a $500 per month fee. See Note 9 for further disclosures of expenses incurred in connection with this License Agreement during the six months ended June 30, 2022 and 2021.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of June 30, 2022, $7,500 of principal remains outstanding on certain of these short-term notes payable. During the six months ended June 30, 2021, $23,000 of these short-term notes payable was converted into 23 shares of the Company’s Series B Preferred Stock at a conversion ratio of $1,000 per share and warrants to purchase 1,643 shares of common stock at an exercise price of $14.00 per share, which resulted in no gain or loss on conversion. These warrants expired in October 2021.

NOTE 6 – DEBENTURES, CONVERTIBLE BRIDGE NOTES, AND CONVERTIBLE PROMISSORY NOTES

Debentures

The Company has Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in the aggregate amount of $0 and $35,000 outstanding as of June 30, 2022 and December 31, 2021, respectively. All assets of the Company were previously secured under the Debentures. There is no interest on these notes. In the first quarter of 2021, the two institutional holders of the debentures converted an aggregate of $102,500 into 12,927 shares of common stock, and the Company recognized a loss on the two debenture conversions of $356,454. In the first quarter of 2022, the remaining institutional holder converted an aggregate of $35,000 into 5,469 shares of common stock, and the Debentures were retired in full. The fair value of the shares issued upon conversion was estimated to be approximately $35,000 based on the market price on the date of conversion. Therefore, no gain or loss was recorded on conversion.

Convertible Bridge Notes

In 2017, 2018 and 2019, the Company issued a total of $2,801,908 in a convertible promissory note (the “Bridge Notes”) offering, which included three of the Company’s directors converting $156,368 and one shareholder converting $11,784 of prior notes and cash advances, including interest thereon, into the offering. In 2020, $2.9 million of the Bridge Notes, inclusive of principal and accrued and capitalized interest, was converted into 332,804 shares of common stock at $8.80 per share. The Company recorded a loss on extinguishment of these Bridge Notes of $495,320, which is included in the loss on conversion of bridge notes and accrued interest. As of March 31, 2021, all remaining Bridge Notes inclusive of principal and accrued and capitalized interest, were settled with the holders of these notes converting their debt into a total of 165,692 shares of common stock of the Company with a fair value of $4,378,488 based on the stock price of the Company on the date of conversion. The Company recorded a loss on extinguishment of these Bridge Notes of $744,205 for the three and six months ended June 30, 2021, which is included in loss on conversion of bridge notes and accrued interest, as other income expenses in the statements of operations.

Convertible Notes Payable

In the fourth quarter of 2021, the Company issued a total of $605,000 in convertible notes payable. The convertible notes mature on December 31, 2023, and include a 6% simple interest rate per annum payable upon maturity. The notes are convertible into common stock, at the option of the holder, any time prior to maturity at a conversion price of $8.00 per share. Each of the convertible notes have an automatic conversion feature in the event that the Company completes an equity offering resulting in gross proceeds to the Company of at least $5,000,000 or lists its equity securities on NASDAQ or NYSE. The conversion of notes will be at $8.00 per share and adjusted for stock splits, stock dividends or other recapitalizations. In addition, holders of the convertible notes were issued a total of 25,208 warrants to purchase common stock at a price of $24 per share. The exercise period for the warrant holder expires on October 31, 2022 (see Note 7). In accordance with accounting standards, the warrants were valued using a Black Scholes Model and the relative fair value of the warrants was applied against the convertible notes for a debt discount of $72,600 resulting in a net convertible note payable of $532,400 at December 31, 2021. The amortization expense of the debt discount for the six months ended June 30, 2022 is $18,150. As of June 30, 2022, the outstanding principal on the convertible notes payable is $605,000 and the remaining unamortized discount is $54,450 resulting in a net convertible note payable of $550,550. As of June 30, 2022, the Company has recorded $23,669 of accrued interest related to the convertible promissory notes which is recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 7 – COMMON STOCK, PREFERRED STOCK AND WARRANTS

Common Stock

In the three month period ended June 30 2022 and June 30, 2021, the Company did not issue any shares of common stock.

During the six months ended June 30, 2022, the Company issued the following shares of common stock:

Stock based compensation for services	18,750
Stock based compensation for services performed by one prior Director	10,000
Conversions of debentures	5,469
Total common stock issued during the six months ended June 30, 2022	34,219

During the six months ended June 30, 2021, the Company issued the following shares of common stock:

Stock based compensation for services	6,250
Conversions of debentures and accrued expenses	15,825
Conversion of Bridge Notes	165,692
Conversion of Series A Stock	18,750
Total common stock issued during the six months ended June 30, 2021	206,517

During the six-month period ended June 30, 2022, $35,000 of debentures were converted into 5,469 shares of common stock at a price of $6.40 per share. Additionally, the Company issued 18,750 shares of common stock for services, and 10,000 shares of common stock for services provided by one director who resigned from the Board in the same period.

Effective March 9, 2022, the Company also effected a 40:1 reverse stock split and all share, price per share and per share numbers herein have been adjusted to reflect the reverse stock split retrospectively.

During the six-month period ended June 30, 2021, $125,007 of debentures and accrued expenses plus Bridge Notes with principal and accrued interest of $1,447,315 for an aggregate of $1,572,315 of obligations were converted into 15,825 shares and 165,692 shares, respectively, of common stock at a price of $8.80 per share. Further, $120,000 of Series A Stock was converted into 18,750 shares of common stock at a price of $6.40 per share.

For the three-month periods ended June 30, 2022 and 2021, the Company recognized $0 and $41,174, respectively, of stock-based compensation expense for shares of common stock and warrants issued as consideration under several service agreements. For the six-month periods ended June 30, 2022 and 2021, the Company recognized $254,751 and $288,674 of stock-based compensation expense for shares of common stock issued as consideration under several service agreements.

Series A Redeemable Convertible Preferred Stock (“Series A Stock”)

The Company has 480 shares of Series A Stock issued and outstanding as of June 30, 2022, which currently are convertible at $6.40 per share of the Company’s common stock (the “Conversion Price”), which was adjusted to match the conversion price of the Company’s Series B Preferred Stock. The Series A Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Preferred Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $480,000 plus accrued dividends. As of June 30, 2022 and December 31, 2021, the Company accrued preferred stock dividends of $226,800 and $213,580, respectively.

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

As of December 31, 2021, the Series A Stock was in technical default for failure of the Company to redeem. On March 9, 2022, the Company entered into a conversion notice and reservation of rights agreement with the two Series A Stockholders whereby such holders waived all default interest, penalties and fees from the Company’s failure to redeem the Series A Stock, and agreed to convert such preferred shares into common stock contingent upon the completion of the Company’s underwritten equity offering and uplisting to Nasdaq; provided however, if such offering is completed at a lower price than $6.40 per share, the conversion price for the Series A Stock would be reduced to that lower price, and further provided, if warrants are issued in the offering, the Series A Stockholder would receive warrants on similar terms. In the second quarter of 2022, the Company terminated the offering and uplisting to Nasdaq due to general market conditions, and therefore, the Series A Stock is still technically in default; however, the conversion agreement is valid until March 9, 2023, and management plans to pursue the Nasdaq uplisting in the future.

Series B Convertible Preferred Stock (“Series B Preferred Stock”)

In December 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 2,500 shares of Series B Preferred Stock, par value $0.001 per share, pursuant to a Certificate of Designation. The Series B Preferred Stock provides the holders a 10% annual paid-in-kind dividend, a liquidation preference equal to the purchase price of the shares ($1,000 per share) followed by the right to participate with the common stockholders in the instance of a liquidation or other exit event, and provides the holders the right to vote along with the common holders based on the common conversion amount of their holdings. The shares of Series B Preferred Stock are convertible into common stock at a price of $6.40 per share, subject to anti-dilution protections in the case of certain issuances of securities below that conversion price. The shares of Series B Preferred Stock are not redeemable.

In January 2021, the Company closed a private offering of its Series B Preferred Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Preferred Stock and warrants. As of June 30, 2022 and 2021, 1,509 and 2,500 shares of Series B Preferred Stock were issued and outstanding, respectively. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B Preferred Stock converted their preferred shares into 163,134 shares of common stock, which included $53,061 of accrued dividends. As of June 20, 2022, the Company has recorded $228,584 of accrued dividends which are presented on the condensed consolidated balance sheets.

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

On December 6, 2021, the Company entered into an Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with all E-1 Stockholders pursuant to which all shares of Series E-1 Stock were exchanged into an aggregate of 720,986 shares of common stock of the Company. The fair value of the Series E-1 Stock was determined to be approximately $8.65 million at the time of exchange, and approved for fairness by the independent chairman of the Compensation Committee. The common stock issued in the exchange was based on a value of $12.00 per share using a 30-day weighted average closing price calculation, and were issued proportionately to each holder based on their individual holdings of Series E-1 Stock. All shares of common stock issued to the shareholders are subject to the same vesting schedules as were originally provided in each shareholder’s Series E-1 Stock issuance agreement, meaning that such shares of common stock are forfeitable if certain conditions of employment are not met by certain holders. As of June 30, 2022, approximately 681,628 common shares are fully vested and approximately 39,358 common shares are unvested. No shares of Series E-1 Stock remained outstanding as of December 31, 2021.

During the six months ending June 30, 2022, the Company recognized stock-based compensation to employees and directors totaling $428,450 related to the Series E-1 Stock, which is included in payroll and related expenses on the consolidated statements of operations. As of June 30, 2022, $472,292 of unrecognized compensation remains which will be recognized over a vesting period through 2023 and has been presented as deferred compensation on the condensed consolidated balance sheets.

Warrants

The Company did not issue any warrants in the three or six months ended June 30, 2022. During the six months ended June 30, 2022, the Company entered into two modifications relating to 11,875 common stock warrants issued to the lead investor in the Series B Preferred Stock offering, first to extend the term from January 15, 2022 to January 15, 2023, and second to reduce the exercise price from $18.00 to $10.00. The Company incurred an incremental expense of $41,225 in the first quarter of 2022 for the modifications.

The following is a summary of all outstanding common stock warrants as of June 30, 2022:

	Number of Warrants	Exercise price per share	Average remaining term in years

Warrants issued in connection with issuance of Series B Preferred Stock to lead investor	11,875	$10.00	0.54 years
Warrants issued in connection with convertible notes	25,208	$24.00	0.34 years

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

The Company issued 150,000 stock options to purchase common stock to officers and directors of the Company during the six months ended June 30, 2022. These options have a 10 year term. The options have the following vesting schedules:

Vesting Description	Number of Options
50% 12 months after issuance and the balance 24 months after issuance	87,500
100% 10 months after issuance	25,000
34% 12 months after issuance, 33% 24 months after issuance, and the remaining 36 months after issuance	28,150
Performance conditions set by Board of Directors	9,350

A summary of stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	27,815	$30.46	7.90	$-
Granted	150,000	$9.25	10.00	$-
Outstanding as of March 31, 2022	177,815	$12.57	9.56	$-
Granted	-	$-	-	$-
Outstanding as of June 30, 2022	177,815	$12.57	9.31	$-
Exercisable as of June 30, 2022	21,015	$37.00	7.41	$-

The aggregate intrinsic value of options exercised is the difference between the fair market value of the Company’s closing price of our common stock at each reporting date, less the exercise price multiplied by the number of options granted which was nil at June 30, 2022.

As of June 30, 2022, the unrecognized stock-based compensation of approximately $661,637 is expected to be expensed over the next 12 to 36 months based on the option vesting requirements. The weighted average fair value of options granted was $7.82 per share for the six months ended June 30, 2022. For the six-month period ended June 30, 2022, the stock-based compensation expense was $319,487 which is included in compensation and related expenses.

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

The assumptions that were used in Black-Scholes option pricing model for the six months ended June 30, 2022 were as follows:

Expected term (years)	5.50
Expected volatility	130.6% - 166.7%
Risk-free interest rate	1.65% - 1.86%
Expected dividend yield	0.0%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The employment agreements as amended for the Company’s Executive Chairman and CEO each contain termination provisions whereby if they are terminated without cause or following a material change, as defined therein, they will receive salary through the date of termination plus an additional 24 months, bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest and healthcare benefits will continue for 24 months. The Company’s General Counsel’s employment agreement, as amended, contains an 18-month severance payment in the instance of a termination without cause or following a material change, as defined therein. Additionally, the management team are currently taking partial salary of their approved salary per their employment agreements and the difference is being accrued starting as of December 1, 2021. As of June 30, 2022, the accrued salary for the management team was $588,805.

The employment agreements, as amended, for the Company’s Executive Chairman and CEO each contain a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiaries is acquired, equal to 1.75% of the consideration received by the Company. The employment agreement, as amended, for the Company’s General Counsel contains a similar transaction bonus equal to 0.5% of consideration received by the Company.

License Agreement

The License Agreement for the Technology, as amended, between the Company’s wholly-owned subsidiary QSAM and IGL is for 20 years or until the expiration of the multiple patents covered under the license and requires multiple milestone-based payments including: up to $410,000 as CycloSam® advances through Phase 3 of clinical trials, and $2 million upon commercialization. IGL has also received 12,500 shares of the Company’s common stock as additional compensation. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and 5% of any consideration we receive pursuant to a sublicense, sale of the asset, or sale of the QSAM subsidiary. The Company will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims.

In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provides IGL with payments of $8,500 per month starting 60 days after signing through April 2022. The Consulting Agreement is to provide QSAM with additional consulting and advisory services from the Technology’s founders to assist in the clinical development of CycloSam. As of June 30, 2022, the Company has paid $9,355 in expense reimbursements required under the agreement. As of June 30, 2021, the Company paid $60,000 under the License Agreement representing the full upfront license fee, as well $60,000 in expense reimbursements required under that agreement. The drug development costs to service providers including the fixed $8,500 monthly consulting fee, which has been reflected as research and development expense on the condensed consolidated statement of operations was $95,988 and $147,453 for the six months ended June 30, 2022 and 2021, respectively.

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

A. Plan of Operation

We are developing next-generation nuclear medicines for the treatment of cancer and related diseases. Our initial technology is Samarium-153 DOTMP, a/k/a CycloSam® (“CycloSam®” or the “Technology”), a clinical-stage bone targeting therapeutic radiopharmaceutical. CycloSam® features a patented, low specific activity form of Samarium-153, a beta-emitting radioisotope with a short 46-hour half-life, and the chelating agent DOTMP, which selectively targets sites of high bone mineral turnover and reduces off-site migration of the tumor-killing radiation. We believe improvements in formulation and manufacturing from a prior FDA-approved drug (Quadramet®) utilizing the same radioisotope has resulted in our drug candidate demonstrating significantly less impurities, lower costs and more frequent availability. Samarium-153 and DOTMP form a highly stable complex, which we believe, when used in multi-dose regimens either as a monotherapy or in combination with other more widely used treatments such as external beam radiation, may demonstrate meaningful disease modifying results in primary and metastatic bone cancer. Ultimately, we may seek to further develop and commercialize CycloSam® for one or more market indications or license the Technology to a larger pharmaceutical partner.

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

Our License Agreement with IGL is for 20 years or until the expiration of the multiple patents covered under the license, and requires multiple milestone-based payments up to $410,000 as CycloSam® advances through multiple stages of clinical trials, and $2 million upon commercialization. IGL also received 12,500 shares of common stock of the Company. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and will receive 5% of any consideration we receive pursuant to a sublicense, sale of the asset, or sale of the QSAM subsidiary. We will also pay for ongoing patent filing and maintenance fees, and we have certain requirements to defend the patents against infringement claims. The parties have agreed to mutual indemnification.

Either party may terminate the License Agreement 30 days after notice in the event of an uncured breach, or immediately in the case of bankruptcy or insolvency of the other party. We may terminate for any reason upon 30 days’ notice. In the case IGL terminates due to an uncured breach, IGL will repay to us 25% of our direct clinical costs to assume ownership of data and other information gained in that process.

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

Equity Financing and Debt Conversions

To advance the development of the Technology, in November 2020 we commenced a $2.5 million Series B Preferred Stock offering (the “Series B Offering”). We completed the Series B Offering in January 2021, raising $2.5 million inclusive of $156,000 in debt conversion, and issuing a total of 2,500 shares of Series B Preferred Stock.

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

In the fourth quarter of 2021, we entered into convertible note purchase agreements with eight accredited investors, pursuant to which we issued an aggregate of $605,000 of convertible notes (the “Notes”). The Notes mature on December 31, 2023 and are convertible into shares of common stock of the Company in the event of future equity financing of $5 million or greater, NASDAQ uplisting, or at the discretion of the noteholders, at a conversion price of $8.00 per share. The obligations under the Notes are unsecured. The Company has agreed to pay simple interest at the rate of 6% per annum on the outstanding amount of the Notes until fully repaid or converted. In connection with the Notes offering, the Company issued 25,208 warrants to the noteholders, with each warrant convertible into one share of common stock at an exercise price of $24.00 per share beginning from the date of the warrant until October 31, 2022. The outstanding balance of the Notes as of June 30, 2022 was $605,000, exclusive of accrued interest.

In December 2021, the Company filed a registration statement on Form S-1 with the SEC to raise up to $20 million through a common stock offering underwritten by Think Equity LLC, an investment bank based in New York. Concurrently, the Company submitted an application with the NASDAQ Stock Market LLC to list its common shares on that national exchange. Due to market conditions, in May 2022, the Company terminated this offering; however, management plans to pursue a NASDAQ uplisting in the future.

As of June 30, 2022, the Company had $429,353 in cash, and $605,000 in debt from convertible notes and not including trade payables. In July 2021, our loan from the Payroll Protection Program loan was forgiven. The Series A Stock, which is still outstanding and subject to a redemption clause, is in default; however, the Company has a conversion agreement with these two holders that is valid through March 2023.

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2021. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent on management’s plans. The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the Series B Preferred Stock offering in the first quarter of 2021, the exercise of warrants issued in connection with the Series B offering, and also the convertible debt offering conducted in the fourth quarter of 2021. Management expects expenses to increase in 2022 as our drug technology enters into clinical trials, and as a result, we will need to raise additional capital to support these operations. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. Management believes that is has cash to support operations into the third quarter of 2022, and that it can continue to support operations through additional debt or equity raises in 2022; however, there is no guarantee that such plan will be successful. We currently have accounts payable and accrued expenses that are significantly greater than our cash on hand, and to extend our ability to operate under these conditions, management has deferred a large part of their salaries and we are working with vendors to delay payments until we are able to raise additional capital. Management understands that such efforts cannot be sustained indefinitely. If we are not successful in raising additional capital, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

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

Results of Operations for the three month period ended June 30, 2022 and 2021

For the three months ended June 30, 2022 and 2021, we recorded no revenue.

For the three months ended June 30, 2022, we recorded a net loss of $1,283,446, a decrease of $1,620,757 from our net loss of $2,904,203 for the same period in 2021.

Our operating expenses were $1,263,243 for the three months ended June 30, 2022 as compared to $2,903,304 for the three months ended June 30, 2021. The $1,640,061 decrease in operating expenses was largely due to a decrease in compensation and related expenses of $1,760,478 in the three months ended June 30, 2022, which is comprised of $2,439,249 of expenses from the vesting of Series E-1 Stock in the 2021 period as compared to $215,409 of expenses from Series E-1 Stock vesting in the 2022 period, plus stock option compensation of $212,175 and deferred management compensation of $242,213 from an agreement with management to take reduced salaries in the 2022 period. In the second quarter of 2022, we also had an increase in professional fees of $66,159 related to our terminated public offering, and an increase in research and development expense of $56,763 related to our clinical trials, over the previous year period.

Results of Operations for the six month period ended June 30, 2022 and 2021

For the six months ended June 30, 2022 and 2021, we recorded no revenue.

For the six months ended June 30, 2022, we recorded a net loss of $3,071,692, a decrease of $4,238,570 from our net loss of $7,310,262 for the same period in 2021.

Our operating expenses were $3,033,352 for the six months ended June 30, 2022 as compared to $6,237,161 for the six months ended June 30, 2021. The $3,203,809 decrease in operating expenses was primarily due to a decrease in compensation and related expenses of $3,466,900, offset by an increase in research and development of $237,646 in the 2022 period.  The decrease in compensation and related expenses was primarily due to stock compensation expense of $4,825,472 for Series E-1 Stock in the first six months of 2021 as compared to stock compensation expense of $428,450 for Series E-1 Stock, stock option compensation from options issued of $319,488, and deferred management compensation from an agreement with management to take reduced salaries of $457,917 in the first six months of 2022.  The increase in research and development during the 2022 period was primarily due to our clinical trial and ramp-up of clinical trial activities associated with the dosing of our first patient.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2022 was $1,327,499 as compared to $3,067,022 for the three months ended June 30, 2021. The net loss attributed to common stockholders for the three months ended June 30, 2022 and 2021 includes Series A and Series B preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, for the three months ended June 30, 2022 was a loss of $0.79 per share as compared to a loss of $4.42 per share for the 2021 period.

Net loss attributable to common stockholders for the six months ended June 30, 2022 was $3,201,378 as compared to $8,023,479 for the six months ended June 30, 2021. The net loss attributed to common stockholders for the six months ended June 30, 2022 and 2021 includes Series A Series B preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, for the six months ended June 30, 2022 was a loss of $1.91 per share as compared to a loss of $12.72 per share for the 2021 period.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $1,105,513 for the six months ended June 30, 2022, which reflected our net loss during the period of $3,071,692, non-cash adjustments of $1,020,838, and a net increase in operating assets and a net decrease in liabilities of $980,341. The non-cash adjustments are stock-based compensation and amortization of debt issuance costs. Net cash used by operating activities was $702,655 for the six months ended June 30, 2021, which reflected our net loss during the period of $7,310,262, non-cash adjustments of $6,689,594, and a net increase in operating liabilities of $81,987. The majority of non-cash adjustments in the 2021 period consists of a $5,519,038 of stock based compensation, the loss on conversion into common stock of the Bridge Notes and accrued interest of $744,505, and the loss on conversion of debentures and promissory notes with unrelated parties of $390,068.

There was no cash provided by or used in investing activities during the six months ended June 30, 2022 and 2021.

Net cash provided by financing activities was $35,000 during the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2021 consisted of $2,187,508.

As of June 30, 2022, we had cash of $429,353 held at a large U.S. bank.

Series B Financing. In January 2021, the Company closed a Series B Preferred Stock private placement (the “Series B Offering”) and issued a total of 2,500 shares at a price of $1,000 per share, raising an aggregate amount of $2.5 million, inclusive of $156,000 in debt conversion. The Series B Offering, which commenced in 2020, was led by Checkmate Capital Group, LLC, a California based investment firm focused on biotechnology and other technology investments. The Company completed the offering primarily to advance its new business of drug development including funding the Company’s clinical trials for its drug candidate CycloSam®, as well as for general working capital and overhead. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B Preferred Stock converted their preferred shares into 163,134 shares of common stock, which included $53,061 of accrued dividends. All remaining holders of the Series B Preferred Stock have agreed to convert their preferred shares into a total of approximately 271,490 shares of common stock (based on interest accrued through June 30, 2022) immediately prior to the closing of an underwritten offering and Nasdaq uplisting, provided such transaction occurs before March 31, 2023, subject to the condition that if such offering is conducted at a lower price than their current conversion price, they shall be able to convert their Series B Preferred Stock at that lower price.

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

Convertible Note Financing. In the fourth quarter of 2021, we entered into convertible note purchase agreements with eight accredited investors, pursuant to which we issued an aggregate of $605,000 of convertible notes (the “Notes”). The Notes mature on December 31, 2023 and are convertible into shares of common stock of the Company in the event of future equity financing of $5 million or greater, NASDAQ uplisting, or at the discretion of the noteholders, at a conversion price of $8 per share. The obligations under the Notes are unsecured. The Company has agreed to pay simple interest at the rate of 6% per annum on the outstanding amount of the Notes until fully repaid or converted. In connection with the Notes offering, the Company issued 25,208 warrants to the noteholders, with each warrant convertible into one share of common stock at an exercise price of $24 per share beginning from the date of the warrant until October 31, 2022. The outstanding balance of the Notes as of June 30, 2022 was $605,000, exclusive of accrued interest.

Prior Bridge Note Financing. The Company issued a total of $2,851,908 in Convertible Promissory Notes (the “Bridge Notes”) during 2017, 2018 and 2019. Proceeds from the Bridge Notes were used to for the Company’s Legacy Business. As of December 31, 2020, a total of $1,965,030 plus $964,525 in accrued interest on the Bridge Notes were converted into approximately 332,500 shares of common stock. As of March 31, 2021, the remaining $1,447,312 of principal and interest was converted into 165,692 shares of common stock, and no Bridge Notes currently remain outstanding as of June 30, 2022.

Prior Series A Stock Financing. The Company raised $600,000 in our Series A 6% Convertible Preferred Stock (the “Series A Stock”) from two separate accredited investors in November 2015 and January 2016, respectively. The Series A Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Series A Stock was originally convertible at $260 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. The price has been reset several times since the issuance of the Series A Stock. Most currently, as a result of the closing of the Series B Preferred Stock offering in January 2021, the conversion price was reset to $6.40 per share. Series A Stockholders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Series A Stock was redeemable on July 1, 2019 per a March 2019 modification and is currently in technical default. The Series A Stock has no voting rights until converted to common stock. The Series A Stockholders also received warrants in connection with their investment, all of which had expired in January 2021.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of June 30, 2022, we had an accumulated deficit of $32,394,591 and working capital deficit of $1,832,329.

Critical Accounting Policies and Estimates

Refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7) of our Annual Report for a discussion of our critical accounting policies and estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of June 30, 2022, the Company’s disclosure controls and procedure were effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on this evaluation, our management concluded that, as of June 30, 2022, these disclosure controls and procedures were effective at a reasonable level of assurance.

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

These summary risk factors are qualified in their entirety by the Risk Factors provided in the Company’s Form 10-K for the year ended December 31, 2021.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2022, and through the date of this filing, the Company did not make any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS

Exhibit
Number	Description

31.1	302 Certification of Douglas Baum, Chief Executive Officer

31.2	302 Certification of Adam King, Chief Financial Officer

32	906 Certification

101	The following financial information from QSAM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSAM BIOSCIENCES INC.

Date: August 15, 2022	By:	/s/ Douglas Baum
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Adam King
Chief Financial Officer

