Form 10-Q
period 2023-06-30
QSAM Biosciences, Inc.
filed 2023-08-14
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 11, 2023, the registrant had 3,287,941 common shares outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$389,690	$225,276
Prepaid expenses and other current assets	72,922	139,345
TOTAL CURRENT ASSETS	462,612	364,621

TOTAL ASSETS	$462,612	$364,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$911,744	$745,011
Accrued payroll and related expenses	79,166	79,166
Accrued Series B preferred stock dividends	379,480	304,653
Convertible notes payable, net of discount	-	443,700
Notes payable - related parties	7,500	7,500
TOTAL CURRENT LIABILITIES	1,377,890	1,580,030

TOTAL LIABILITIES	1,377,890	1,580,030

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 authorized, 480 shares issued and outstanding (liquidation preference of $735,600 and $721,200) as of June 30, 2023 and December 31, 2022, respectively	735,600	721,200

STOCKHOLDERS’ DEFICIT
Preferred stock, Series B, $0.001 par value; 2,500 shares authorized, 1,509 shares issued and outstanding (liquidation preference of $1,850,814 and $1,813,607) as of June 30, 2023 and December 31, 2022	2	2
Preferred stock, Series E-1, $0.0001 par value; 8,500 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-

Common stock, $0.0001 par value, 300,000,000 shares authorized, 3,241,941 and 2,279,019 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	324	228
Unearned deferred compensation	(1,459,884)	(187,329)
Additional paid-in capital	38,278,618	33,428,115
Accumulated deficit	(38,469,938)	(35,177,625)
TOTAL STOCKHOLDERS’ DEFICIT	(1,650,878)	(1,936,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$462,612	$364,621

See notes to the unaudited consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Payroll and related expenses	274,066	791,721	606,382	1,548,120
Professional fees	449,365	218,006	908,499	857,411
General and administrative	66,083	49,300	134,081	168,768
Research and development expenses	448,256	204,216	654,795	459,053
Total Operating Expenses	1,237,770	1,263,243	2,303,757	3,033,352

LOSS FROM OPERATIONS	(1,237,770)	(1,263,243)	(2,303,757)	(3,033,352)

OTHER INCOME (EXPENSE)
Financing costs including interest	(112)	(20,203)	(43,230)	(38,340)
Inducement interest	-	-	(397,937)	-
Total Other Expense, net	(112)	(20,203)	(441,167)	(38,340)

Loss from operations before income taxes	(1,237,882)	(1,283,446)	(2,744,924)	(3,071,692)

INCOME TAXES	-	-	-	-
NET LOSS	(1,237,882)	(1,283,446)	(2,744,924)	(3,071,692)

PREFERRED STOCK
Series A preferred contractual dividends	(7,200)	(6,018)	(14,400)	(13,220)
Series B preferred contractual dividends	(37,620)	(38,035)	(74,827)	(75,241)
Deemed dividend on warrant modification	-	-	-	(41,225)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,282,702)	$(1,327,499)	$(2,834,151)	$(3,201,378)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:	$(0.43)	$(0.79)	$(1.07)	$(1.91)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	2,968,078	1,677,681	2,652,518	1,677,681

See notes to the unaudited consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Series B Preferred Stock		Series E-1 Preferred Stock		Common Stock		Deferred	Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock-based Compensation	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2021	1,509	$2	-	$-	1,652,102	$165	$(900,742)	$29,765,585	$(29,281,674)	$(416,664)

Common stock issued for services, including a director	-	-	-	-	28,750	3	-	254,748	-	254,751

Conversion of debentures	-	-	-	-	5,469	1	-	34,999	-	35,000

Incremental value from warrant modifications	-	-	-	-	-	-	-	41,225	(41,225)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,202)	-	(7,202)

40:1 Reverse Split Fractional Shares Adjustment	-	-	-	-	266	-	-	-	-	-

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,206)	-	(37,206)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	213,041	107,312	-	320,353

Net loss period for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	(1,788,246)	(1,788,246)

Balance, March 31, 2022	1,509	2	-	-	1,686,587	169	(687,701)	30,159,461	(31,111,145)	(1,639,214)

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(6,018)	-	(6,018)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(38,035)	-	(38,035)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	215,409	212,175	-	427,584

Net loss period for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	(1,283,446)	(1,283,446)

Balance, June 30, 2022	1509	-	-	-	1,686,587	169	(472,292)	30,327,583	(32,394,591)	(2,539,129)

Balance, December 31, 2022	1,509	$2	-	$-	2,279,019	$228	$(187,329)	$33,428,115	$(35,177,625)	$(1,936,609)

Common stock issued for services	-	-	-	-	16,500	2	115,090	141,477	-	256,569

Incremental value from warrant modifications	-	-	-	-	-	-	-	282,309	(282,309)	-

Deemed dividend from Series A conversion price adjustment	-	-	-	-	-	-	-	96,245	(96,245)	-

Deemed dividend from Series B conversion price adjustment	-	-	-	-	-	-	-	168,835	(168,835)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,200)	-	(7,200)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,207)	-	(37,207)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	36,740	132,593	-	169,333

Issuance of common stock for cash	-	-	-	-	69,834	7	-	314,239	-	314,246

Exercise of warrants for cash to common stock	-	-	-	-	365,001	37	-	1,094,965	-	1,095,001

Conversion of convertible debt to common stock	-	-	-	-	164,446	16	-	519,696	-	519,712

Inducement for conversion of convertible debt	-	-	-	-	-	-	-	397,937	-	397,937

Net loss period for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	(1,507,042)	(1,507,042)

Balance, March 31, 2023	1,509	$2	-	$-	2,894,800	$290	$(35,499)	$36,532,003	$(37,232,056)	$(735,260)

Common stock issued for services	-	-	-	-	76,000	7	(78,875)	323,482	-	244,614

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,200)	-	(7,200)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,620)	-	(37,620)

Accretion of stock-based compensation to employees and directors	-	-	-	-	271,141	27	(1,345,510)	1,467,953	-	122,470

Net loss period for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	(1,237,882)	(1,237,882)

Balance, June 30, 2023	1,509	$2	-	$-	3,241,941	$324	$(1,459,884)	$38,278,618	$(38,469,938)	$(1,650,878)

See notes to the unaudited consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,744,924)	$(3,071,692)
Adjustments to reconcile net loss to net cash used in operations:
Common stock issued for services	501,183	254,751
Stock-based compensation to employees and directors	291,803	747,937
Amortization of debt discount	36,300	18150
Inducement expense	397,937	-
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	66,423	26,793
Increase in accounts payable and accrued expenses	199,515	425,143
Increase in accrued payroll and related expenses	-	493,405
Increase in accrued interest – related parties	6,930	-
Net cash used in operating activities	(1,244,833)	(1,105,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	-	35,000
Proceeds from warrant exercise	1,095,001	-
Proceeds from sale of common stock and warrants	314,246	-
Net cash provided by financing activities	1,409,247	35,000

NET INCREASE (DECREASE) IN CASH	164,414	(1,070,513)

CASH - Beginning of period	225,276	1,499,866
CASH - End of period	$389,690	$429,353

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-
Payment of income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$14,400	$13,220
Accrual of contractual dividends on Series B convertible preferred stock	$74,827	$75,241
Deemed dividend on warrant modifications	$282,309	$41,225
Incremental value of Series A conversion modifications	$96,245	$-
Incremental value of Series B conversion modifications	$168,835	$-
Deferred Compensation for Employees and Consultants	$1,459,884	$-
Conversion of notes payable to common stock	$519,712	$-

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited consolidated financial statements are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 which was filed with the SEC on March 30, 2023.

For the six months ended June 30, 2023, the Company used net cash in operating activities for its operations of $1,244,833 and incurred a loss from its operations of $2,744,924. As of June 30, 2023, the Company has negative working capital of $915,278 and cash of $389,690, and the Company’s accumulated deficit is $38,469,938. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements.

The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes a common stock and warrant offering which closed March 31, 2023, of which a total of $2.85 million was raised, inclusive of $342,667 in subscriptions receivables existing at the end of the quarter which were received in April 2023.

Management expects expenses to increase in 2023 as our drug technology continues through clinical trials, and as a result, we will need to raise additional capital to support these operations. Management believes that it can do so through equity or debt raises in the second half of 2023. If the Company is not successful in raising additional capital, it may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

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

Cash and Cash Equivalents

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one national financial institution and has experienced no losses with respect to amounts on deposit. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. The Company held no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $654,795 for the six months ended June 30, 2023, and are a result of the Company’s clinical trials of its drug Technology. Research and development costs were $459,053 for the six months ended June 30, 2022, and are also a result of the clinical trials and fees owed under its License Agreement (see Note 8 – Commitments and Contingencies).

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the unaudited consolidated financial statements as a component of income taxes.

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

As of June 30, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	177,815
Shares from common stock warrants	50,000
Shares from the conversion of Series A Stock inclusive of cumulative dividends	244,144
Shares from the conversion of Series B Preferred Stock inclusive of dividends	348,420
820,379

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
675,409

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

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company’s cash balance as of June 30, 2023, is in excess of FDIC limits in the amount of approximately $139,690.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a License Agreement with IGL Pharma, Inc. (“IGL”), an entity in which the Company’s Executive Chairman serves as President, holds options to purchase less than a 1% non-controlling equity interest and receives a $500 per month fee. Effective November 17, 2021, the Company amended the License Agreement with IGL which adjusted milestone payment amounts during the course of the agreement term. Under the License Agreement, the Company incurred research and development related expenses of $0 and $9,355 during the three-month period ending June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, amounts outstanding due IGL for their services amounted to $11,658 and $13,900, respectively.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of June 30, 2023 and December 31, 2022, $7,500 of principal remains outstanding on certain of these short-term notes payable.

During 2022, the Company started accuring compensation for the Board of Directors. Each board member receives an annual retainer of $30,000. Additionally, directors receive annual fees of $20,000, $15,000 and $10,000 for serving as Chair of the Audit Committee, Compensation Committee, and Nominating & Governance Committee, respectively; and annual fees of $7,500, $5,000 and $3,500 for serving as members of the Audit Committee, Compensation Committee and Nominating & Governance Committee, respectively. As of June 30, 2023 and December 31, 2022, the Company accrued director fees of $157,622 and $101,991, respectively.

NOTE 5 –CONVERTIBLE PROMISSORY NOTES

Convertible Notes Payable

In the fourth quarter of 2021, the Company issued a total of $605,000 in convertible notes payable, the total principal and accrued interest of which was converted into a total of 186,601 shares of common stock as of June 30, 2023. The convertible notes were to mature on December 31, 2023, and included a 6% simple interest rate per annum payable upon maturity. In addition to the notes payable, each holder received a warrant for the purchase of shares of common stock with a purchase price of $24.00, which expired in 2022. In accordance with accounting standards, the warrants were valued using a Black Scholes Model and the relative fair value of the warrant was applied against the convertible note for a debt discount of $72,600.

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

During the six-month periods ended June 30, 2023 and 2022, the Company recorded interest expense related to the amortization of the discount of $36,300 and $9,075, respectively. As of June 30, 2023 and December 31, 2022, unamortized debt discount was $0 and $36,300, respectively.

NOTE 6 – TEMPORARY EQUITY, PREFERRED STOCK, COMMON STOCK, AND WARRANTS

Series A Redeemable Convertible Preferred Stock (“Series A Stock”)

As of June 30, 2023 and December 31, 2022, the Company has 480 shares of Series A Stock issued and outstanding. The Series A Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $480,000 plus accrued dividends. Pursuant to a modification agreement effective as of March 31, 2023, the two Series A Stockholders have agreed to change the redemption date on their Series A Stock to December 31, 2023 and waive any prior defaults by the Company.

The Series A Stock carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period and are added to the redemption value of the stock; however, since the Company has an accumulated deficit, the charge has been recognized in additional paid-in capital. The accrued dividends are $255,600 and $241,200 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the stated value of the Series A Stock and the accrued dividends was $735,600 and $721,200, respectively, which has been presented as mezzanine equity on the consolidated balance sheets, which resides between liabilities and stockholders’ deficit.

The outstanding principal and accrued dividends on the shares of Series A Stock as of June 30, 2023 are convertible into the Company’s common stock at $3.00 (the “Conversion Price”), which was reduced in 2023 pursuant to a price protection provision included in the Series A Stock Certificate of Designation (“Series A Designation”), as the Company offered an inducement to holders of warrants to convert their warrants at such lower conversion price. The Series A Designation requires an adjustment to the Conversion Price if a subsequent equity sale occurs at a price below the conversion rate. The Company recorded a deemed dividend within stockholders’ deficit associated with the reduction in Conversion Price from $3.33 to $3.00 of $96,245 based on the incremental value to the Series A Stockholders due to the Conversion Price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders. The incremental value was determined by computing the additional shares the Series A Stockholders would receive based on the Conversion Price reduction multiplied by the estimated fair value of common stock of $4.00.

Prior to the recent Conversion Price adjustment, the outstanding shares of Series A Stock as of December 31, 2022 were convertible at $3.33 per share of the Company’s common stock, which was reduced in 2022 pursuant to the Series A Designation as the Company sold a common stock and warrant unit in an offering at $4.50, the fair value of which was determined to be $3.33. The Company recorded a deemed dividend within stockholders’ equity associated with the reduction in Conversion Price from $6.40 to $3.33 of $342,497 based on the incremental value to the Series A Stockholders due to the Conversion Price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders. The incremental value was determined by computing the additional shares the Series A Stockholders would receive based on the Conversion Price reduction multiplied by the estimated fair value of common stock of $3.33.

Management has determined that the Series A Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption at the option of the holder (which pursuant to a June 30, 2023 modification signed by both Series A Stockholders, was changed to December 31, 2023), which only occurs if the Series A Stock is not converted to common stock. Therefore, management has presented the Series A Stock outside of permanent equity as mezzanine equity, which resides between liabilities and equity.

Series B Convertible Preferred Stock (“Series B Stock”)

In December 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 2,500 shares of Series B Stock, par value $0.001 per share, pursuant to a Certificate of Designation (“Series B Designation”). The Series B Stock provides the holders a 10% annual paid-in-kind dividend, a liquidation preference equal to the purchase price of the shares ($1,000 per share) followed by the right to participate with the common stockholders in the instance of a liquidation or other exit event, and provide the holders the right to vote along with the common holders based on the common conversion amount of their holdings. In January 2021, the Company closed a private offering of its Series B Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Stock and warrants. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B Stock converted their preferred shares into 163,134 shares of common stock, which included $53,061 of accrued dividends. As of June 30, 2023 and December 31, 2022, 1,509 shares of Series B Stock were issued and outstanding. The accrued dividends are $379,480 and $304,653, as of June 30, 2023 and December 31, 2022, respectively, which are presented on the consolidated balance sheets.

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

On December 6, 2021, the Company entered into an Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with all Series E-1 Stockholders pursuant to which all shares of Series E-1 Stock were exchanged into an aggregate of 720,986 shares of common stock of the Company. The fair value of the Series E-1 Stock was determined to be approximately $8.65 million at the time of exchange, and was based upon a valuation report provided to the Board by an independent third party expert, and approved for fairness by the independent chairman of the Compensation Committee. The common stock issued in the exchange was based on a value of $12.00 per share using a 30-day weighted average closing price calculation, and was issued proportionately to each holder based on their individual holdings of Series E-1 Stock. All shares of common stock issued to the shareholders are subject to the same vesting schedules as was originally provided in each shareholder’s Series E-1 Stock issuance agreement, meaning that such shares of common stock are forfeitable if certain conditions of employment are not met by the holders. As of June 30, 2023, all 720,986 common shares are fully vested and there are no remaining common shares that are unvested.

For the six-month periods ending June 30, 2023 and 2022, the Company recognized stock-based compensation to employees and directors totaling $0 and $428,450, respectively, related to the Series E-1 Stock, which is included in compensation and related expenses on the consolidated statements of operations. As of June 30, 2023, there is no unrecognized compensation remaining.

Common Stock

In 2022, the Company effected a 40:1 reverse stock split and all share numbers herein have been adjusted for that change.

During the six-month periods ended June 30, 2023 and 2022, the Company issued shares of common stock as follows:

	For the six months ended June 30,
	2023	2022
Conversion of debentures and accrued interest	-	5,469
Exercise of common stock warrants to common stock	365,001	-
Stock based compensation to employees and directors	271,141	-
Stock based compensation for services performed by one prior director	-	10,000
Conversion of convertible debt to common stock, including “make whole” issuances	164,446	-
Issuance of common stock for cash	69,834	-
Stock based compensation for services	92,500	18,750
Total common shares issued	962,922	34,219

During the six-month period ended June 30, 2023, the Company issued 69,834 shares of common stock for $314,251 in its common stock and warrant unit offering. Additionally, the Company converted outstanding convertible debt of $480,000 plus interest totaling $519,712 into 164,446 shares of common stock at a conversion price of $3.50. The Company also received exercises of 365,001 warrants into 365,001 shares of common stock at an exercise price of $3.00, for a total of $1,144,501, which included $49,500 that offset fees owed for services, and which also included $342,669 in subscription receivables related to conversion notices that were executed prior to March 31, 2023 and funds that were received in April 2023.

Additionally during the six-month period ended June 30, 2023, the Company issued 269,102 shares to board members and employees for their annual bonus as deferred compensation until vested. The awards are subject to vesting and forfeiture conditions including satisfaction of certain performance-based milestones, as follows: (1) 209,102 shares were issued as incentive compensation vesting 50% upon the Company’s uplisting to Nasdaq if within three years, with the balance vesting in eight quarterly installments commencing on the sooner of such Nasdaq uplisting or 12 months after issuance; provided all shares shall vest upon the sale, merger or other “exit” event for the Company and its shareholders; and (2) 60,000 shares were issued to compensate four members of the management team for acceptance of a significant reduction in their base salaries in 2023 to help the Company conserve cash resources, and vest upon the completion of the Company’s next funding in the amount of at least $5 million or Company exit. The awards scheduled to vest upon the occurrence of the vesting conditions will not vest in accordance with those vesting conditions if the recipient of the award is no longer providing services to the Company at the time of vesting. The award recipient’s status will end on the day the notice of terminiation is provided (whether by the Company or by the Participant upon resignation) and will not be extended by any notice eriod that may be required contractually or under applicable local law.

Further, the Company issued 2,040 immediately vested unregistered shares of common stock to its Chief Financial Officer in lieu of deferred cash compensation of approximately $10,200.

In connection with these awards, the Board of Directors approved for 2023 an increase in the total number of shares authorized under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”) by 350,000 additional shares, in accordance with the terms and conditions of the shareholder-approved equity plan. As of the date of this report, there are approximately 106,000 shares available for future issuance under the 2016 Plan.

During the six-month period ended June 30, 2022, $35,000 of debentures and accrued interest were converted into 5,469 shares of common stock at a price of $6.40 per share. Additionally, the Company issued 18,750 shares of common stock for services, and 10,000 shares of common stock for services provided by one director who resigned from the Board in the same period.

Warrants

During the six-month period ended June 30, 2023, the Company issued 69,834 warrants in connection with the common stock and warrant unit offering (the “Common Stock Warrants”), and 50,000 warrants to a service provider totaling $91,979 in consulting services expense. The Company did not issue any warrants in the same period in 2022.

A summary of warrant activity and related information for the period ending June 30, 2023 is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	323,543	$6.15	$-
Issued	119,832	4.25	-
Exercised	381,500	3.00	-
Expired	11,875	10.00	-
Outstanding as of June 30, 2023	50,000	$6.00	$-

The aggregate intrinsic value of the warrants is the difference between the fair market value of the Company’s closing price of its common stock at each reporting date, less the exercise price multiplied by the number of warrants outstanding, which was $0 at June 30, 2023 and December 31, 2022, respectively.

The following is a summary of the outstanding common stock warrants as of June 30, 2023:

	Number of Warrants	Exercise price per share	Expiration Date
Warrants issued in connection services agreement	50,000	$6.00	January 15, 2025
Total outstanding as of June 30, 2023	50,000

NOTE 7 – STOCK OPTIONS

In 2016 to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 4,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased multiple times by Board resolution, most recently to 550,000 shares on May 23, 2023. As of June 30, 2023, there are 105,898 shares available under the 2016 Plan for future issuance; however, the Board may increase the authorized shares under the 2016 Plan each year to an amount equal to 5% of the total issued and outstanding common shares of the Company or such other amount in its reasonable discretion.

The Company has not issued any stock options during the three and six-month period ended June 30, 2023; however, it did issue 269,102 shares of restricted stock under the 2016 Plan in May 2023 (see “Common Stock” above).

A summary of stock option activity and related information during the six-month period ended June 30, 2023 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	177,815	$12.57	8.8	$-
Granted	-	$-	-	$-
Outstanding as of June 30, 2023	177,815	$12.57	8.56	$-

The Company recorded $281,605 and $319,487 of stock-based compensation expense which is included in compensation and related expenses for the six-month period ending June 30, 2023 and June 30, 2022, respectively, on the consolidated statement of operations.

The aggregate intrinsic value of options is the difference between the fair market value of the Company’s closing price of its common stock at each reporting date, less the exercise price multiplied by the number of options granted, which was $0 at June 30, 2023.

As of June 30, 2023, there was unrecognized stock-based compensation of $393,375 which is expected to be expensed through March 2026 based on the option vesting requirements.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The employment agreements as amended for the Company’s Executive Chairman and CEO each contain termination provisions whereby if they are terminated without cause or following a material change, as defined therein, they will receive salary through the date of termination plus an additional 24 months, bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest and healthcare benefits will continue for 24 months. The Company’s General Counsel’s employment agreement, as amended, contains an 18-month severance payment in the instance of a termination without cause or following a material change, as defined therein. In June 2023, the Company’s General Counsel was provided the additional title of Executive Vice President – Corporate Development.

Pursuant to amendments dated November 14, 2022 to the three employment agreements of the Company’s Executive Chairman, CEO and EVP/General Counsel, as well as an amendment to the employment agreement for the Company’s VP Operations (the “2022 Amendments”), each of these four employees have agreed to accept reduced salaries until the Company is successful in raising additional funds. Specifically, when the Company raises at least $7.5 million in a single offering, each employee’s salary will be increased to the full contracted rate; and prior to that time, the reduced salaries will be gradually increased as the Company raises $2 million and then $5 million. During this time, the difference between the reduced salaries and the full contracted salaries will not accrue as liabilities for the Company. As of June 30, 2023 and December 31, 2022, the accrued salary for the management team was $79,166.

Pursuant to the 2022 Amendments, $758,748 of accrued salaries were settled with shares of common stock with an estimated fair value of $606,998 and cash payments of $151,750, of which $79,166 remains unpaid and has been accrued as of June 30, 2023. The Company issued 168,611 shares of common stock on December 31, 2022 in connection with conversion of management salaries. The salary was converted at a price of $3.55 per share.

The shares of common stock issued pursuant to the 2022 Amendments are restricted and shall be subject to forfeiture as follows: until such time that the Company successfully closes $5 million in a single fundraising (the “Trigger Event”), which may be completed in one or more closings over a period of 90 days, the shares of common stock may not be sold, transferred or otherwise disposed of by the holder. Upon the occurrence of the Trigger Event, the shares shall be fully vested. If the Trigger Event does not occur within 36 months of November 2022, the shares of common stock shall be forfeited and returned to the Company. The shares issued with the 2022 Amendments have been presented as issued and outstanding on the statement of stockholders’ deficit as of June 30, 2023.

The employment agreements, as amended, for the Company’s Executive Chairman and CEO each contain a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 1.75% of the consideration received by the Company. The employment agreement, as amended, for the Company’s EVP/General Counsel and for its VP Operations each contain a similar transaction bonus equal to 1.0% of consideration received by the Company, pursuant to a Board consent authorized and approved as of July 26, 2023 (see Note 9 – Subsequent Events).

Board of Director Agreements

In January 2022, Adriann Sax was appointed as a Director to the Board and awarded an annual retainer of $30,000 per year with an additional $7,500 for serving as an Audit Committee member and an additional $10,000 for serving as the Nominating & Governance Committee Chair. Ms. Sax has agreed to defer compensation for serving as a Director until the completion of the next fundraising round. As such, the Company has accrued the director compensation for Ms. Sax monthly with a total accrued balance of $72,339 and $43,542 as of June 30, 2023 and December 31, 2022, respectively.

In February 2022, Charles J. Link, Jr. was appointed as a Director to the Board and awarded an annual retainer of $30,000 per year with an additional $7,500 for serving as an Audit Committee member and an additional $15,000 for serving as the Compensation Committee Chair, and $3,500 for serving as a member of the Nominating Committee. Dr. Link has agreed to defer compensation for serving as a Director until the completion of the next fundraising round. As such, the Company has accrued the director compensation for Dr. Link monthly with a total accrued balance of $85,283 and $51,333 as of June 30, 2023 and December 31, 2022, respectively.

In May 2023, each of Ms. Sax and Dr. Link received 10,455 shares of restricted common stock as bonuses in lieu of cash. These shares vest 50% upon a Nasdaq listing of the Company’s stock if completed within three years, and 50% in eight quarterly installments upon the sooner of the Nasdaq listing or 12 months from issuance. All shares will vest upon the sale, merger or other “exit” event of the Company.

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

In connection with the License Agreement, QSAM signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provided IGL with payments of $8,500 per month starting 60 days after signing through April 2022. The Consulting Agreement provided QSAM with additional consulting and advisory services from the Technology’s founders to assist in the clinical development of CycloSam. During the period ending March 31, 2023, the Company paid $56,854 in expense reimbursements required under the agreement. The drug development costs to IGL which has been reflected as research and development expense on the consolidated statements of operations was $0 and $95,988 for the period ending June 30, 2023 and June 30, 2022, respectively.

As of June 30, 2023, $48,978 of these costs remained outstanding and included in accounts payable and accrued expenses on the consolidated balance sheets.

On July 1, 2022, QSAM signed a new work order under the Master Services Agreement dated August 31, 2020 with IsoTherapeutics Group, Inc. (“ISO”), a company that has common ownership control with IGL. The new work order with ISO is a $8,500 per month consulting contract to utilize the knowledge and expertise of Drs. Keith Frank and Jim Simon, primary scientists and owners in ISO and IGL, and to provide scientific and manufacturing consulting support with the clinical trials as they progress through each phase. The work order is a two year term with a 15 day cancellation notice and the Company is only obligated for fees incurred for services performed to date.

NOTE 9 – SUBSEQUENT EVENTS

On July 26, 2023, the Board approved amendments to the employment agreements of the Company’s EVP/General Counsel and its VP-Operations, to increase the contingent compensation Transaction Bonus for both employees to 1% of the Net Proceeds received by the Company from a Major Transaction, as such terms are defined in their respective agreements.

On July 27, 2023, the Company issued 16,000 shares to a service provider as the second tranche of compensation pursuant to an agreement signed in April 2023. On August 11, 2023, the Company issued 30,000 shares to a second service provider pursuant to an agreement signed in April 2023.

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

A. Plan of Operation

We are developing next-generation nuclear medicines for the treatment of cancer and other diseases. Our initial technology is Samarium-153 DOTMP, a/k/a CycloSam® (“CycloSam®” or the “Technology”), a clinical-stage bone targeting therapeutic radiopharmaceutical. CycloSam® features a patented, low specific activity form of Samarium-153, a beta-emitting radioisotope with a short 46-hour half-life, and the chelating agent DOTMP, which selectively targets sites of high bone mineral turnover and reduces off-site migration of the tumor-killing radiation. We believe improvements in formulation and manufacturing from a prior FDA-approved drug (Quadramet®) utilizing the same radioisotope has resulted in our drug candidate demonstrating significantly less impurities, lower costs and more frequent availability. Samarium-153 and DOTMP form a highly stable complex, which we believe, when used in multi-dose regimens either as a monotherapy or in combination with other more widely used treatments such as external beam radiation, may demonstrate meaningful disease modifying results in primary and metastatic bone cancer. Ultimately, we may seek to further develop and commercialize CycloSam® for one or more market indications or license or sell the Technology to a larger pharmaceutical partner.

In August 2021, the Food & Drug Administration (FDA) cleared our Investigational New Drug (IND) application to commence Phase 1 clinical trials for CycloSam® as a treatment for cancer that has metastasized to the bone from the breast, lung, prostate, and other organs. We initiated this trial at our first site (Houston, TX) in November 2021, and dosed our first patient in this open-label, dose escalating study in April 2022. As of August 11, 2023, we have dosed a total of four patients, which includes completion of the first cohort grouping in this study. This phase of our clinical trials is expected to conclude in early 2024, subject to timely funding, at which time we expect to seek approval from the FDA to commence Phase 2 efficacy trials of CycloSam®.

Also in August 2021, the FDA granted Orphan Drug Designation for the use of CycloSam® to treat a primary bone cancer called osteosarcoma, a devastating disease that mostly affects children and young adults, and in January 2022, the FDA granted us Rare Pediatric Disease Designation for that indication. Although patients with osteosarcoma or Ewing’s sarcoma are eligible to participate in our initial Phase 1 trials, we anticipate filing separate indication-specific protocol(s) to our IND in the future, subject to funding, to commence clinical trials specifically for these primary, pediatric bone cancers. In March 2020, CycloSam® was also utilized in a Single Patient Investigational New Drug for Emergency Use at the Cleveland Clinic. We believe the study we conducted at the Cleveland Clinic showed promising safety results in connection with a bone marrow ablation procedure, including patient tolerability at high dosages. We are also looking at how CycloSam® can be used to treat the debilitating pain from cancer that has metastasized to the bone and may seek to initiate a separate study for that important indication in the near future.

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

Strategic Plan

We are actively advancing the development of our Technology through clinical trials. We believe that we can complete the current Phase 1 safety trial of approximately 17 patients in early 2024, if we have adequate funding in a timely manner. Management estimates that an additional $3 million to $4 million will be required to complete this phase of our study, which would represent an important near-term milestone that may provide a material value inflection point for the Company.

The next step in our clinical trial program, if cleared by the FDA, is expected to be a study designed to show both safety and efficacy in the treatment of bone tumors utilizing a multi-dose regimen of CycloSam®. Significant and compelling data from prior clinical studies suggest that Samarium-153, when used multiple times over a six to nine month period, can have a material beneficial effect on metastatic bone tumors. [Sinzinger H, Palumbo B, Ozker K. The Vienna protocol and perspectives in radionuclide therapy. The Quarterly Journal of Nuclear Medicine and Molecular Imaging: Official Publication of the Italian Association of Nuclear Medicine (AIMN) [and] the International Association of Radiopharmacology (IAR), [and] Section of the Society of... 2011 Aug;55(4):420-430.] Replication of certain portions of this study utilizing our new, patented formulation of CycloSam® could provide data that allow the Company to seek approval from the FDA to commence pivotal trials, or possibly attract a partnership with a much larger pharmaceutical entity. Management estimates that an additional $12 million to $14 million will be required to complete the first portion of this critical phase of our study over the next 24 to 30 months.

Beyond our current focus of studying CycloSam® in the treatment of metastatic bone cancer, if funding and resources allow, management will seek to advance other potential indications for our Technology, including the treatment of pediatric osteosarcoma and Ewing’s sarcoma, and the use of CycloSam® to perform bone marrow ablation procedures prior to stem cell transplants. Additionally, we believe there may be an opportunity for CycloSam® to be used to treat the debilitating pain from cancer that has metastasized to the bone, and we may seek to initiate a separate study for that important indication in the near future. Advancement of current and future plans for our Technology will require additional funding, which will result in the issuance of more common stock, preferred stock or debt in subsequent raises. There is no guaranty that we will be successful in raising such funding on terms acceptable to our shareholders, if at all, and if we are not successful, we may be required to slow down or cease our clinical trials.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Although our operations are not currently affected by the Covid outbreak, Covid previously had a direct but temporary impact on the commencement of our clinical trials. General conditions around Covid have also created supply chain delays with certain of our manufacturers and distributors. Lastly, there remains a risk with the rise of Covid cases in the US could delay enrollment of patients into our clinical trials, interrupt treatment, or cause a patient to withdraw due to prolonged effects of infection. To mitigate these risks, we have worked with our vendors and suppliers to designate and train additional staff to support our project, and we have ordered sufficient supplies to support our entire Phase I trial. We are also securing secondary suppliers to ensure supply chain resilience. Additionally, we are working with our clinical trial site to screen more patients in order to have a sufficient volume of qualified patients waiting to enroll.

Results of Operations for the three-month periods ended June 30, 2023 and 2022

For the three-month periods ended June 30, 2023 and 2022, we recorded no revenue from operations.

For the three-month period ended June 30, 2023, we recorded a net loss from operations of $1,237,882, a decrease of $45,564 (3.6%) from our net loss from operations of $1,283,446 for the same period in 2022. Basic and diluted net loss per share was $0.48 and $0.95 for the three-month periods ended June 30, 2023 and 2022, respectively. The primary reasons for the decrease in the net loss for 2023 over 2022 were as follows:

(1) FY Q2 2023 decrease in compensation and related expenses of $517,653 is driven by a decrease in employee stock option expense of $315,314, a decrease in accrual of wages of $221,000 due to reduced salaries for management per their amended employment agreements, offset by an increase in 2023 for Board of Directors fees.

(2) FY Q2 2023 increase in General & Administrative costs of $16,782 is driven primarily by an increase in patient marketing of $12,000, an increase of $2,921 of D&O insurance, and an increase in travel expenses.

(3) FY Q2 2023 decrease in Other Expenses of $20,091 is driven primarily by a decrease in interest expense of $11,042 and a decrease of $9,050 in loan interest due to the conversion and retirement of all of the Company’s convertible notes in Q1 2023.

(4) FY Q2 2023 increase in Professional Fees of $231,348 is primarily driven by an increase in consulting stock expense for services of $244,615, an increase in legal fees of $101,195, offset by a decrease in consulting fees of $91,559, and a decrease of investor relations fees of $21,460.

(5) FY Q2 2023 increase in Research and Development of $244,050 is driven by an increase in vendor expenses related to the timing of dosing patients in the clinical trial.

Results of Operations for the six-month periods ended June 30, 2023 and 2022

For the six-month periods ended June 30, 2023 and 2022, we recorded no revenue from operations.

For the six-month period ended June 30, 2023, we recorded a net loss from operations of $2,744,924, a decrease of $729,593 (24.0%) from our net loss from operations of $3,071,692 for the same period in 2022. Basic and diluted net loss per share was $0.95 and $1.91 for the six-month periods ended June 30, 2023 and 2022, respectively. The primary reasons for the decrease in the net loss for 2023 over 2022 were as follows:

(1) FY Q2 2023 decrease in compensation and related expenses of $941,738 is driven by a decrease in employee stock option expense of $466,333, a decrease in accrual of wages of $442,990 due to reduced salaries for management per their amended employment agreements, and a decrease in payroll tax expenses of $22,364.

(2) FY Q2 2023 decrease in General & Administrative costs of $34,687 is driven primarily by a decrease in SEC filing fees.

(3) FY Q2 2023 increase in Other Expenses of $402,818 is driven primarily by inducement expense of $397,937 for conversion of convertible notes in the 2023 period, and an increase in financing costs including interest of $4,890.

(4) FY Q2 2023 increase in Professional Fees of $51,088 is primarily driven by a decrease in legal fees.

(5) FY Q2 2023 increase in Research and Development of $195,742 is driven by a increase in vendor expenses related to the timing of dosing patients in the clinical trial.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2023 was $1,282,702 as compared to $1,327,499 for the three months ended June 30, 2022. The net loss attributed to common stockholders for the three months ended June 30, 2023 and 2022 includes Series A and Series B preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, for the three months ended June 30, 2023 was a loss of $0.48 per share as compared to a loss of $0.79 per share for the 2022 period.

Net loss attributable to common stockholders for the six months ended June 30, 2023 was $2,834,144 as compared to $3,201,378 for the six months ended June 30, 2022. The net loss attributed to common stockholders for the six months ended June 30, 2023 and 2022 includes Series A and Series B preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, for the six months ended June 30, 2023 was a loss of $0.95 per share as compared to a loss of $1.91 per share for the 2022 period.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $1,244,833 for the six months ended June 30, 2023, which reflected our net loss during the period of $2,744,924, non-cash adjustments of $1,227,223, and a net increase in operating assets and a net increase in assets of $625,729. The non-cash adjustments are comprised of stock-based compensation and inducement expense.

Net cash used in operating activities was $1,105,513 for the six months ended June 30, 2022, which reflected our net loss during the period of $3,071,692, non-cash adjustments of $1,020,838, and a net increase in operating assets and a net decrease in liabilities of $980,341. The non-cash adjustments are comprised of stock-based compensation.

There was no cash provided by or used in investing activities during the six months ended June 30, 2023 and 2022.

Net cash provided by financing activities during the six months ended June 30, 2023 was $1,066,578 due to the issuance of common stock for cash of $254,246 and exercise of warrants for cash of $812,332. Net cash used by financing activities during the six months ended June 30, 2022 was $35,000 due to deferred offering costs.

As of June 30, 2023, we had cash of $389,690. Our cash is currently held at large U.S. banks.

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

In the fourth quarter of 2021, we entered into convertible note purchase agreements with eight accredited investors, pursuant to which we issued an aggregate of $605,000 of 6% annual interest, unsecured convertible notes (the “Notes”). The Notes were due to mature on December 31, 2023 and were originally convertible into shares of common stock of the Company at a conversion price of $8.00 per share. On March 31, 2023, our Board approved a reduction of the conversion price from $8.00 to $3.50 as an inducement to immediate conversion. All outstanding Notes were converted into 164,446 shares of common stock. As of June 30, 2023, we had no Notes outstanding.

As of June 30, 2023, the Company had $389,690 in cash and no debt from convertible notes.

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

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of June 30, 2023, we had an accumulated deficit of $38,469,938 and working capital deficit of $915,278.

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

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2023.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of June 30, 2023, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013 as discussed below.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2023, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2023, and through the date of this filing, the Company made the following sales of unregistered securities.

Purpose / Holder	Number of Shares	Total Price/Amount
Common stock issued under three service agreements (1)	92,000	$395,168
Common stock issued to employees and board of directors (2)	271,142	$1,345,510

(1)	Issued in April 2023 to Redstone Communications (30,000 shares) and Force Family Office (16,000 shares), for investor relations and other similar services, and issued in June 2023 to GSB Holdings (30,000 shares) for general consulting and advisory services. Per the agreement with Force, an additional 16,000 shares were issued in July 2023.
(2)	Issued in June 2023 to Richard Piazza, Executive Chairman (72,276 shares); Douglas Baum, CEO (72,276 shares); Christopher Nelson, EVP and General Counsel (46,365 shares); Adam King, CFO (22,950 shares); Namrata Chand, VP (36,365 shares), Adriann Sax, Director (10,455 shares), and Charles Link Jr., Director (10,455 shares), for employee compensation and annual bonuses in lieu of cash, and board of director bonuses in lieu of cash.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS

Exhibit
Number	Description

31.1	302 Certification of Douglas Baum, Chief Executive Officer

31.2	302 Certification of Adam King, Chief Financial Officer

32	906 Certification

101	The following financial information from QSAM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Deficit, (iv) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSAM BIOSCIENCES INC.

Date: August 14, 2023	By:	/s/ Douglas Baum
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Adam King
Chief Financial Officer

