Form 10-Q
period 2023-09-30
QSAM Biosciences, Inc.
filed 2023-11-13
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 13, 2023, the registrant had 3,470,811 common shares outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1: Financial StatementS

QSAM BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$446,593	$225,276
Prepaid expenses and other current assets	63,724	139,345
Subscription receivable	100,000
TOTAL CURRENT ASSETS	610,317	364,621

TOTAL ASSETS	$610,317	$364,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,206,269	$745,011
Accrued payroll and related expenses	79,166	79,166
Accrued Series B preferred stock dividends	417,514	304,653
Convertible notes payable, net of discount	-	443,700
Notes payable - related parties	7,500	7,500
TOTAL CURRENT LIABILITIES	1,710,449	1,580,030

TOTAL LIABILITIES	1,710,449	1,580,030

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 authorized, 480 shares issued and outstanding (liquidation preference of $742,800 and $721,200) as of September 30, 2023 and December 31, 2022, respectively	742,800	721,200

STOCKHOLDERS’ DEFICIT
Preferred stock, Series B, $0.001 par value; 2,500 shares authorized, 1,509 shares issued and outstanding (liquidation preference of $1,926,468 and $1,813,607) as of September 30, 2023 and December 31, 2022	2	2
Preferred stock, Series E-1, $0.0001 par value; 8,500 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-

Common stock, $0.0001 par value, 300,000,000 shares authorized, 3,470,811 and 2,279,019 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	347	228
Unearned deferred compensation	(1,391,259)	(187,329)
Additional paid-in capital	39,222,671	33,428,115
Accumulated deficit	(39,674,693)	(35,177,625)
TOTAL STOCKHOLDERS’ DEFICIT	(1,842,932)	(1,936,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$610,317	$364,621

See notes to the unaudited consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Payroll and related expenses	275,273	773,387	881,655	2,321,508
Professional fees	444,463	108,841	1,352,962	966,251
General and administrative	75,033	86,916	209,116	255,687
Research and development expenses	364,343	245,853	1,019,143	704,902
Total Operating Expenses	1,159,112	1,214,997	3,462,876	4,248,348

LOSS FROM OPERATIONS	(1,159,112)	(1,214,997)	(3,462,876)	(4,248,348)

OTHER INCOME (EXPENSE)
Financing costs including interest	(5,182)	(18,744)	(48,412)	(57,084)
Inducement interest	-	-	(397,928)	-
Total Other Expense, net	(5,182)	(18,744)	(446,340)	(57,084)

Loss from operations before income taxes	(1,164,294)	(1,233,741)	(3,909,216)	(4,305,432)

INCOME TAXES	-	-	-	-
NET LOSS	(1,164,294)	(1,233,741)	(3,909,216)	(4,305,432)

PREFERRED STOCK
Series A preferred contractual dividends	(7,200)	(7,200)	(21,600)	(20,420)
Series B preferred contractual dividends	(37,620)	(38,034)	(112,861)	(113,276)
Deemed dividends from Series A and B conversion price reduction	(40,461)	-	(305,541)	-
Deemed dividend on warrant modification	-	-	(282,309)	(41,225)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,249,575)	$(1,278,975)	$(4,631,527)	$(4,480,353)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:	$(0.36)	$(0.75)	$(1.60)	$(2.66)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	3,452,023	1,699,444	2,896,643	1,685,074

See notes to the unaudited consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Series B Preferred Stock		Series E-1 Preferred Stock		Common Stock		Deferred	Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock-based Compensation	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2021	1,509	$2	-	$-	1,652,102	$165	$(900,742)	$29,765,585	$(29,281,674)	$(416,664)

Common stock issued for services, including a director	-	-	-	-	28,750	3	-	254,748	-	254,751

Conversion of debentures	-	-	-	-	5,469	1	-	34,999	-	35,000

Incremental value from warrant modifications	-	-	-	-	-	-	-	41,225	(41,225)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,202)	-	(7,202)

40:1 Reverse Split Fractional Shares Adjustment	-	-	-	-	266	-	-	-	-	-

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,206)	-	(37,206)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	213,041	107,312	-	320,353

Net loss period for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	(1,788,246)	(1,788,246)

Balance, March 31, 2022	1,509	2	-	-	1,686,587	169	(687,701)	30,159,461	(31,111,145)	(1,639,214)

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(6,018)	-	(6,018)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(38,035)	-	(38,035)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	215,409	212,175	-	427,584

Net loss period for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	(1,283,446)	(1,283,446)

Balance, June 30, 2022	1509	-	-	-	1,686,587	169	(472,292)	30,327,583	(32,394,591)	(2,539,129)

Stock-based compensation for services	-	-	-	-	30,000	3	(94,032)	164,997	-	70,968

Sale of common stock and warrants	-	-	-	-	205,556	21	-	924,979	-	925,000

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,200)	-	(7,200)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(38,034)	-	(38,034)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	217,776	190,961	-	408,737

Net loss period for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	(1,233,741)	(1,233,741)

Balance, September 30, 2022	1509	-	-	-	1,922,143	193	(348,548)	31,563,286	(33,628,332)	(2,413,399)

Balance, December 31, 2022	1,509	$2	-	$-	2,279,019	$228	$(187,329)	$33,428,115	$(35,177,625)	$(1,936,609)

Common stock issued for services	-	-	-	-	16,500	2	115,090	141,477	-	256,569

Incremental value from warrant modifications	-	-	-	-	-	-	-	282,309	(282,309)	-

Deemed dividend from Series A conversion price adjustment	-	-	-	-	-	-	-	96,245	(96,245)	-

Deemed dividend from Series B conversion price adjustment	-	-	-	-	-	-	-	168,835	(168,835)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,200)	-	(7,200)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,207)	-	(37,207)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	36,740	132,593	-	169,333

Issuance of common stock for cash	-	-	-	-	69,834	7	-	314,239	-	314,246

Exercise of warrants for cash to common stock	-	-	-	-	365,001	37	-	1,094,965	-	1,095,001

Conversion of convertible debt to common stock	-	-	-	-	164,446	16	-	519,696	-	519,712

Inducement for conversion of convertible debt	-	-	-	-	-	-	-	397,937	-	397,937

Net loss period for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	(1,507,042)	(1,507,042)

Balance, March 31, 2023	1,509	$2	-	$-	2,894,800	$290	$(35,499)	$36,532,003	$(37,232,056)	$(735,260)

Common stock issued for services	-	-	-	-	76,000	7	(78,875)	323,482	-	244,614

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,200)	-	(7,200)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(37,620)	-	(37,620)

Accretion of stock-based compensation to employees and directors	-	-	-	-	271,141	27	(1,345,510)	1,467,953	-	122,470

Net loss period for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	(1,237,882)	(1,237,882)

Balance, June 30, 2023	1,509	$2	-	$-	3,241,941	$324	$(1,459,884)	$38,278,618	$(38,469,938)	$(1,650,878)

Common stock issued for services	-	-	-	-	52,400	5	68,625	235,366	-	303,996

Issuance of common stock for cash	-	-	-	-	176,470	18	-	599,982	-	600,000

Deemed dividend from Series B conversion price adjustment	-	-	-	-	-	-	-	40,461	(40,461)	-

Series A, preferred stock contractual dividends	-	-	-	-	-	-	-	(7,200)	-	(7,200)

Series B, preferred stock contractual dividends	-	-	-	-	-	-	-	(38,034)	-	(38,034)

Accretion of stock-based compensation to employees and directors	-	-	-	-	-	-	-	113,478	-	113,478

Net loss period for the three months ended September 30, 2023									(1,164,294)	(1,164,294)

Balance, September 30, 2023	1,509	$2	-	$-	3,470,811	$347	$(1,391,259)	$39,222,671	$(39,674,693)	$(1,842,932)

See notes to the unaudited consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,909,216)	$(4,305,432)
Adjustments to reconcile net loss to net cash used in operations:
Common stock issued for services	805,129	325,719
Stock-based compensation to employees and directors	395,107	1,156,674
Amortization of debt discount	36,332	27,225
Inducement expense	397,928	-
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	75,621	68,855
Increase in accounts payable and accrued expenses	504,126	451,329
Increase in accrued payroll and related expenses	-	715,054
Increase in accrued interest	7,043	-
Net cash used in operating activities	(1,687,930)	(1,560,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	-	35,000
Proceeds from warrant exercise	1,095,001	-
Proceeds from sale of common stock and warrants	814,246	925,000
Net cash provided by financing activities	1,909,247	960,000

NET INCREASE (DECREASE) IN CASH	221,317	(600,576)

CASH - Beginning of period	225,276	1,499,866
CASH - End of period	$446,593	$899,290

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-
Payment of income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$21,600	$20,420
Accrual of contractual dividends on Series B convertible preferred stock	$112,861	$113,276
Deemed dividend on warrant modifications	$282,309	$41,225
Incremental value of Series A conversion modifications	$96,245	$-
Incremental value of Series B conversion modifications	$209,296	$-
Deferred compensation for employees and consultants	$1,468,510	$-
Subscription receivable	$100,000	-
Conversion of notes payable to common stock	$519,712	$-

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

In April 2020, the Company established QSAM Therapeutics Inc. (“QSAM”) as a wholly-owned subsidiary incorporated in the state of Texas, and through QSAM, executed a Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL Pharma, Inc. (“IGL”). The License Agreement provides QSAM with exclusive, worldwide and sub-licensable rights to all of IGL’s patents, product data and knowhow with respect to Samaium-153 DOTMP aka CycloSam® (the “Technology”), a clinical stage novel radiopharmaceutical meant to treat different types of bone cancer.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited consolidated financial statements are adequate to make the information presented not misleading. The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 which was filed with the SEC on March 30, 2023.

For the nine months ended September 30, 2023, the Company used net cash in operating activities for its operations of $1,687,930 and incurred a loss from its operations of $3,909,216. As of September 30, 2023, the Company has negative working capital of $1,100,132 and cash of $446,593, and the Company’s accumulated deficit is $39,674,693. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements.

The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes a common stock and warrant offering which closed March 31, 2023, of which a total of $2.85 million was raised, inclusive of $342,667 in subscriptions receivables existing at the end of the quarter which were received in April 2023. The Company issued additional common stock in the third quarter of 2023 in connection with a private placement of $600,000, inclusive of $100,000 in subscriptions receivables existing at the end of the quarter which was received in October 2023.

Management expects expenses to increase through the end of 2023 and into 2024 as our drug technology continues through clinical trials, and as a result, we will need to raise additional capital to support these operations. Management believes that it can do so through equity or debt raises in the fourth quarter of 2023 or first half of 2024. If the Company is not successful in raising additional capital, it may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

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

Cash and Cash Equivalents

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one national financial institution and has experienced no losses with respect to amounts on deposit. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. The Company held no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $1,019,143 for the nine months ended September 30, 2023, and are a result of the Company’s clinical trials of its drug Technology. Research and development costs were $704,902 for the nine months ended September 30, 2022, and are also a result of the clinical trials and fees owed under its License Agreement (see Note 8 – Commitments and Contingencies).

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the unaudited consolidated financial statements as a component of income taxes.

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

As of September 30, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	177,815
Shares from common stock warrants	50,000
Shares from the conversion of Series A Stock inclusive of cumulative dividends	246,544
Shares from the conversion of Series B Preferred Stock inclusive of dividends (1)	363,485
837,844

(1)	Pursuant to agreements signed in October 2023 with the Series B Stockholders, upon a listing of the Company’s stock on Nasdaq or the signing of an agreement to sell or merger the Company, these stockholders will automatically exchange all of their shares of Series B Stock including accrued dividends through September 30, 2023 for a total of 642,018 shares of common stock (see Note 10 – Subsequent Events).

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

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company’s cash balance as of September 30, 2023 is in excess of FDIC limits in the amount of approximately $196,593.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a License Agreement with IGL Pharma, Inc. (“IGL”), an entity in which the Company’s Executive Chairman serves as President, holds options to purchase less than a 1% non-controlling equity interest and receives a $500 per month fee. Effective November 17, 2021, the Company amended the License Agreement with IGL which adjusted milestone payment amounts during the course of the agreement term. Under the License Agreement, the Company incurred research and development related expenses of $0 and $9,355 during the three-month period ending September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, amounts outstanding due IGL for their services amounted to $0 and $13,900, respectively.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of September 30, 2023 and December 31, 2022, $7,500 of principal remains outstanding on certain of these short-term notes payable.

During 2022, the Company started accruing compensation for the Board of Directors. Each board member receives an annual retainer of $30,000. Additionally, directors receive annual fees of $20,000, $15,000 and $10,000 for serving as Chair of the Audit Committee, Compensation Committee, and Nominating & Governance Committee, respectively; and annual fees of $7,500, $5,000 and $3,500 for serving as members of the Audit Committee, Compensation Committee and Nominating & Governance Committee, respectively. As of September 30, 2023 and December 31, 2022, the Company accrued director fees of $185,438 and $101,991, respectively.

As of September 30, 2023, the Company raised $600,000 in a private placement of common stock from three accredited investors, $100,000 of which was invested by a family member of the Company’s Executive Chairman.

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

During the nine-month periods ended September 30, 2023 and 2022, the Company recorded interest expense related to the amortization of the discount of $36,300 and $27,225, respectively. As of September 30, 2023 and December 31, 2022, unamortized debt discount was $0 and $36,300, respectively.

NOTE 6 – TEMPORARY EQUITY, PREFERRED STOCK, COMMON STOCK, AND WARRANTS

Series A Redeemable Convertible Preferred Stock (“Series A Stock”)

As of September 30, 2023 and December 31, 2022, the Company has 480 shares of Series A Stock issued and outstanding. The Series A Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of $480,000 plus accrued dividends. Pursuant to a modification agreement effective as of March 31, 2023, the two Series A Stockholders have agreed to change the redemption date on their Series A Stock to December 31, 2023 and waive any prior defaults by the Company.

The Series A Stock carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period and are added to the redemption value of the stock; however, since the Company has an accumulated deficit, the charge has been recognized in additional paid-in capital. The accrued dividends are $262,800 and $241,200 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the stated value of the Series A Stock and the accrued dividends was $742,800 and $721,200, respectively, which has been presented as mezzanine equity on the consolidated balance sheets, which resides between liabilities and stockholders’ deficit.

The outstanding principal and accrued dividends on the shares of Series A Stock as of September 30, 2023 are convertible into the Company’s common stock at $3.00 (the “Conversion Price”), which was reduced in the first quarter of 2023 pursuant to a price protection provision included in the Series A Stock Certificate of Designation (“Series A Designation”), as the Company offered an inducement to holders of warrants to convert their warrants at such lower conversion price. The Series A Designation requires an adjustment to the Conversion Price if a subsequent equity sale occurs at a price below the conversion rate. The Company recorded a deemed dividend within stockholders’ deficit associated with the reduction in Conversion Price from $3.33 to $3.00 of $96,245 based on the incremental value to the Series A Stockholders due to the Conversion Price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders. The incremental value was determined by computing the additional shares the Series A Stockholders would receive based on the Conversion Price reduction multiplied by the estimated fair value of common stock of $4.00.

Prior to the recent Conversion Price adjustment, the outstanding shares of Series A Stock as of December 31, 2022 were convertible at $3.33 per share of the Company’s common stock, which was reduced in 2022 pursuant to the Series A Designation as the Company sold a common stock and warrant unit in an offering at $4.50, the fair value of which was determined to be $3.33. The Company recorded a deemed dividend within additional paid in capital on the consolidated statement of stockholders’ deficit associated with the reduction in Conversion Price from $6.40 to $3.33 of $342,497 based on the incremental value to the Series A Stockholders due to the Conversion Price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders. The incremental value was determined by computing the additional shares the Series A Stockholders would receive based on the Conversion Price reduction multiplied by the estimated fair value of common stock of $3.33.

Management has determined that the Series A Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption date at the option of the holder (which pursuant to a March 31, 2023 modification signed by both Series A Stockholders, was changed to December 31, 2023 from March 31, 2023), which only occurs if the Series A Stock is not converted to common stock. Therefore, management has presented the Series A Stock outside of permanent equity as mezzanine equity, which resides between liabilities and equity.

Series B Convertible Preferred Stock (“Series B Stock”)

In December 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 2,500 shares of Series B Stock, par value $0.001 per share, pursuant to a Certificate of Designation (“Series B Designation”). The Series B Stock provides the holders a 10% annual paid-in-kind dividend, a liquidation preference equal to the purchase price of the shares ($1,000 per share) followed by the right to participate with the common stockholders in the instance of a liquidation or other exit event, and provides the holders the right to vote along with the common holders based on the common conversion amount of their holdings. In January 2021, the Company closed a private offering of its Series B Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Stock and warrants. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B Stock converted their shares of Series B Stock into 163,134 shares of common stock, which included $53,061 of accrued dividends. As of September 30, 2023 and December 31, 2022, 1,509 shares of Series B Stock were issued and outstanding. The accrued dividends are $417,514 and $304,653, as of September 30, 2023 and December 31, 2022, respectively, which are presented on the consolidated balance sheets.

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

For the three-month period ended September 30, 2023, the anti-dilution protections were triggered as a result of additional common stock issuances, and the conversion ratio was reduced to $5.30. The Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price from $5.42 to $5.30 of $40,461 based on the incremental value to the Series B Stockholders due to the conversion price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders.

As of October 31, 2023, all remaining Series B Stockholders have signed agreements with the Company providing that if the Company lists its common shares on Nasdaq or otherwise signs an agreement to be acquired, such shareholders will automatically and without any further action on their part exchange their shares of Series B Stock into common shares at an exchange ratio of $3.00, inclusive of all accrued dividends through September 30, 2023. In the instance of an acquisition of the Company, such exchange into common shares at the reduced price is in lieu of any contracted liquidation preference payments (see Note 10 – Subsequent Events).

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

On December 6, 2021, the Company entered into an Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with all Series E-1 Stockholders pursuant to which all shares of Series E-1 Stock were exchanged into an aggregate of 720,986 shares of common stock of the Company. The fair value of the Series E-1 Stock was determined to be approximately $8.65 million at the time of exchange, and was based upon a valuation report provided to the Board by an independent third party expert, and approved for fairness by the independent chairman of the Compensation Committee. The common stock issued in the exchange was based on a value of $12.00 per share using a 30-day weighted average closing price calculation, and was issued proportionately to each holder based on their individual holdings of Series E-1 Stock. All shares of common stock issued to the shareholders are subject to the same vesting schedules as was originally provided in each shareholder’s Series E-1 Stock issuance agreement, meaning that such shares of common stock are forfeitable if certain conditions of employment are not met by the holders. As of September 30, 2023, all 720,986 common shares are fully vested and there are no remaining common shares that are unvested.

For the nine-month periods ending September 30, 2023 and 2022, the Company recognized stock-based compensation to employees and directors totaling $0 and $428,450, respectively, related to the Series E-1 Stock, which is included in compensation and related expenses on the consolidated statements of operations. As of September 30, 2023, there is no unrecognized compensation remaining.

Common Stock

In 2022, the Company effected a 40:1 reverse stock split and all share numbers herein have been adjusted for that change.

During the nine-month periods ended September 30, 2023 and 2022, the Company issued shares of common stock as follows:

	For the nine months ended September 30,
	2023	2022
Conversion of debentures and accrued interest	-	5,469
Exercise of common stock warrants to common stock	365,001	-
Stock based compensation to employees and directors	271,141	-
Stock based compensation for services performed by one prior director	-	10,000
Conversion of convertible debt to common stock, including “make whole” issuances	164,446	-
Issuance of common stock for cash	246,304	205,556
Stock based compensation for services	144,900	48,750
Total common shares issued	1,191,792	269,775

During the nine-month period ended September 30, 2023, the Company issued 69,834 shares of common stock for $314,251 in its common stock and warrant unit offering that closed March 31, 2023; and in the third quarter of 2023, the Company issued 176,471 shares of common stock for $600,000 in a private placement, inclusive of a $100,000 subscription receivable received in October 2023. As of March 31, 2023, the Company also converted outstanding convertible debt of $480,000 plus interest totaling $519,712 into 164,446 shares of common stock at a conversion price of $3.50. The Company also received exercises of 365,001 warrants into 365,001 shares of common stock at an exercise price of $3.00, for a total of $1,144,501, which included $49,500 that offset fees owed for services, and which also included $342,669 in subscription receivables related to conversion notices that were executed prior to March 31, 2023 and funds that were received in April 2023.

Additionally during the nine-month period ended September 30, 2023, the Company issued 269,102 shares to board members and employees for their annual bonus as deferred compensation until vested. The awards are subject to vesting and forfeiture conditions including satisfaction of certain performance-based milestones, as follows: (1) 209,102 shares were issued as incentive compensation vesting 50% upon the Company’s uplisting to Nasdaq if within three years, with the balance vesting in eight quarterly installments commencing on the sooner of such Nasdaq uplisting or 12 months after issuance; provided all shares shall vest upon the sale, merger or other “exit” event for the Company and its shareholders; and (2) 60,000 shares were issued to compensate four members of the management team for acceptance of a significant reduction in their base salaries in 2023 to help the Company conserve cash resources, and vest upon the completion of the Company’s next funding in the amount of at least $5 million or Company exit. The awards scheduled to vest upon the occurrence of the vesting conditions will not vest in accordance with those vesting conditions if the recipient of the award is no longer providing services to the Company at the time of vesting. The award recipient’s status will end on the day the notice of terminiation is provided (whether by the Company or by the Participant upon resignation) and will not be extended by any notice period that may be required contractually or under applicable local law.

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

During the nine-month period ended September 30, 2022, $35,000 of debentures and accrued interest were converted into 5,469 shares of common stock at a price of $6.40 per share. Additionally, the Company issued 48,750 shares of common stock for services, and 10,000 shares of common stock for services provided by one director who resigned from the Board in the same period. Additionally, the Company issued 205,556 shares for cash.

Warrants

During the nine-month period ended September 30, 2023, the Company issued 69,834 warrants in connection with the common stock and warrant unit offering (the “Common Stock Warrants”), and 50,000 warrants to a service provider totaling $91,979 in consulting services expense. The Company did not issue any warrants in the same period in 2022.

A summary of warrant activity and related information for the period ending September 30, 2023 is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	323,543	$6.15	$-
Issued	119,832	4.25	-
Exercised	381,500	3.00	-
Expired	11,875	10.00	-
Outstanding as of September 30, 2023	50,000	$6.00	$-

The aggregate intrinsic value of the warrants is the difference between the fair market value of the Company’s closing price of its common stock at each reporting date, less the exercise price multiplied by the number of warrants outstanding, which was $0 at September 30, 2023 and December 31, 2022, respectively.

The following is a summary of the outstanding common stock warrants as of September 30, 2023:

	Number of Warrants	Exercise price per share	Expiration Date
Warrants issued in connection services agreement	50,000	$6.00	January 15, 2025
Total outstanding as of September 30, 2023	50,000

NOTE 7 – STOCK OPTIONS

In 2016 to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 4,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased multiple times by Board resolution, most recently to 550,000 shares on May 23, 2023. As of September 30, 2023, there are 105,898 shares available under the 2016 Plan for future issuance; however, the Board may increase the authorized shares under the 2016 Plan each year to an amount equal to 5% of the total issued and outstanding common shares of the Company or such other amount in its reasonable discretion.

The Company has not issued any stock options during the three and nine-month period ended September 30, 2023; however, it did issue 269,102 shares of restricted stock under the 2016 Plan in May 2023 (see “Common Stock” above).

A summary of stock option activity and related information during the nine-month period ended September 30, 2023 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	177,815	$12.57	8.8	$-
Granted	-	$-	-	$-
Outstanding as of September 30, 2023	177,815	$12.57	8.06	$-

The Company recorded $395,083 and $1,156,675 of stock-based compensation expense which is included in compensation and related expenses for the nine-month period ending September 30, 2023 and September 30, 2022, respectively, on the consolidated statement of operations.

The aggregate intrinsic value of options is the difference between the fair market value of the Company’s closing price of its common stock at each reporting date, less the exercise price multiplied by the number of options granted, which was $0 at September 30, 2023.

As of September 30, 2023, there was unrecognized stock-based compensation of $279,895 which is expected to be expensed through March 2026 based on the option vesting requirements.

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

Pursuant to amendments dated November 14, 2022 to the three employment agreements of the Company’s Executive Chairman, CEO and EVP/General Counsel, as well as an amendment to the employment agreement for the Company’s VP Operations (the “2022 Amendments”), each of these four employees have agreed to accept reduced salaries until the Company is successful in raising additional funds. Specifically, when the Company raises at least $7.5 million in a single offering, each employee’s salary will be increased to the full contracted rate; and prior to that time, the reduced salaries will be gradually increased as the Company raises $2 million and then $5 million. During this time, the difference between the reduced salaries and the full contracted salaries will not accrue as liabilities for the Company. As of September 30, 2023 and December 31, 2022, the accrued salary for the management team was $79,166.

Pursuant to the 2022 Amendments, $758,748 of accrued salaries were settled with shares of common stock with an estimated fair value of $606,998 and cash payments of $151,750, of which $79,166 remains unpaid and has been accrued as of September 30, 2023. The Company issued 168,611 shares of common stock on December 31, 2022 in connection with conversion of management salaries. The salary was converted at a price of $3.55 per share.

The shares of common stock issued pursuant to the 2022 Amendments are restricted and shall be subject to forfeiture as follows: until such time that the Company successfully closes $5 million in a single fundraising (the “Trigger Event”), which may be completed in one or more closings over a period of 90 days, the shares of common stock may not be sold, transferred or otherwise disposed of by the holder. Upon the occurrence of the Trigger Event, or if the Company is otherwise acquired, the shares shall be fully vested. If the Trigger Event does not occur within 36 months of November 2022, the shares of common stock shall be forfeited and returned to the Company. The shares issued with the 2022 Amendments have been presented as issued and outstanding on the statement of stockholders’ deficit as of September 30, 2023.

The employment agreements, as amended, for the Company’s Executive Chairman and CEO each contain a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 1.75% of the consideration received by the Company. The employment agreement, as amended, for the Company’s EVP/General Counsel and for its VP Operations each contain a similar transaction bonus equal to 1.0% of consideration received by the Company, pursuant to a Board consent authorized and approved as of July 26, 2023. Pursuant to Board resolutions as of August 21, 2023, one of our directors was awarded a similar transaction bonus equal to 0.75% to compensate him for services he previously performed for the Company as interim medical director.

Board of Director Agreements

In January 2022, Adriann Sax was appointed as a Director to the Board and awarded an annual retainer of $30,000 per year with an additional $7,500 for serving as an Audit Committee member and an additional $10,000 for serving as the Nominating & Governance Committee Chair. Ms. Sax has agreed to defer compensation for serving as a Director until the completion of the next fundraising round. As such, the Company has accrued the director compensation for Ms. Sax monthly with a total accrued balance of $85,104 and $43,542 as of September 30, 2023 and December 31, 2022, respectively.

In February 2022, Charles J. Link, Jr. was appointed as a Director to the Board and awarded an annual retainer of $30,000 per year with an additional $7,500 for serving as an Audit Committee member and an additional $15,000 for serving as the Compensation Committee Chair, and $3,500 for serving as a member of the Nominating Committee. Dr. Link has agreed to defer compensation for serving as a Director until the completion of the next fundraising round. As such, the Company has accrued the director compensation for Dr. Link monthly with a total accrued balance of $100,333 and $51,333 as of September 30, 2023 and December 31, 2022, respectively.

In May 2023, each of Ms. Sax and Dr. Link received 10,455 shares of restricted common stock as bonuses in lieu of cash. These shares vest 50% upon a Nasdaq listing of the Company’s stock if completed within three years, and 50% in eight quarterly installments upon the sooner of the Nasdaq listing or 12 months from issuance. All shares will vest upon the sale, merger or other “exit” event of the Company. Pursuant to Board resolutions as of August 21, 2023, Dr. Link was awarded a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 0.75% of the consideration received by the Company, to compensate him for services he previously performed for the Company as interim medical director.

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

During the nine-month period ending September 30, 2023, the Company paid $64,136.50 in expense reimbursements required under the ISO agreement. The drug development costs to IGL which has been reflected as research and development expense on the consolidated statements of operations was $0 and $95,988 for the period ending September 30, 2023 and June 30, 2022, respectively.

As of September 30, 2023, $7,283 of these costs remained outstanding and included in accounts payable and accrued expenses on the consolidated balance sheets.

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

NOTE 9 – CORRECTION OF JUNE 30, 2023 FINANCIAL STATEMENTS

The Consolidated Statement of Operations for the six month period ended June 30, 2023 previously issued contained an error in the following line items: Net Loss Attributable to Common Stockholders and the Basic and Diluted net loss attributable to common stockholders. The Company recorded deemed dividends on warrant modification and Series A Stock and Series B Stock conversion price reductions during the three month period ending March 31, 2023, and properly reflected those items as additional expenses added to Net Loss to arrive at Net Loss Attributable to Common Stockholders in the Consolidated Statement of Operations for the March 31, 2023 period. However, these deemed dividends were inadvertently omitted from the Consolidated Statement of Operations for the six month period ending June 30, 2023, causing the reported Net Loss Attributable to Common Stockholders and the Basic and Diluted net loss attributable to common stockholders for the six month period to be understated.

The correction increases the Net Loss Attributable to Common Stockholders by $265,080 for the deemed dividends from Series A and B conversion price reductions and $282,309 for the deemed dividend on warrant modification. The correction increases Net Loss Attributable to Common Stockholders from ($2,834,151) to ($3,381,540). This correction in Net Loss Attributable to Common Stockholders results in an increase in the Basic and Diluted Net Loss per share for the six months ended June 30, 2023 from ($1.07) to ($1.27) as corrected.

There was no effect on the Net Loss for the six month period ended June 30, 2023, no effect on any balances for the periods in 2022, and no effect on any balances for the three month period ended June 30, 2023. Further, the deemed dividends were presented properly as an increase in Additional Paid-In Capital and the Accumulated Deficit in the Consolidated Statements of Stockholders’ Equity (Deficit) for the six month period ended June 30, 2023 and the Consolidated Balance Sheet as of that date, and were described properly in the footnotes to the Consolidated Financial Statements for the June 30, 2023 period.

The correction was made in accordance with the provisions of ASC topic 250 Accounting Changes and Error Corrections. The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been corrected, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of the earliest period presented.

NOTE 10 – SUBSEQUENT EVENTS

In October 2023, all remaining Series B Stockholders signed agreements with the Company providing that if the Company lists its common shares on Nasdaq or otherwise signs an agreement to be acquired or merged with another Company, such shareholders will automatically and without any further action on their part exchange their shares of Series B Stock into common shares at an exchange ratio of $3.00, inclusive of all accrued dividends through September 30, 2023. In the instance of an acquisition of the Company, such exchange into common shares at the reduced price is in lieu of any contracted liquidation preference payments. Pursuant to these agreements, the total principal and dividend amount of the Series B Stock would be exchangeable into 642,018 shares of common stock.

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

In August 2021, the Food & Drug Administration (FDA) cleared our Investigational New Drug (IND) application to commence Phase 1 clinical trials for CycloSam® as a treatment for cancer that has metastasized to the bone from the breast, lung, prostate, and other organs. We initiated this trial at our first site (Houston, TX) in November 2021, and dosed our first patient in this open-label, dose escalating study in April 2022. As of November 13, 2023, we have dosed a total of five patients, which includes completion of the first two cohort groupings in this study. This phase of our clinical trials is expected to conclude in the first half of 2024, subject to timely funding, at which time we expect to seek approval from the FDA to commence Phase 2 efficacy trials of CycloSam®.

Also in August 2021, the FDA granted Orphan Drug Designation for the use of CycloSam® to treat a primary bone cancer called osteosarcoma, a devastating disease that mostly affects children and young adults, and in January 2022, the FDA granted us Rare Pediatric Disease Designation for that indication. Although patients with osteosarcoma or Ewing’s sarcoma are eligible to participate in our initial Phase 1 trials, we anticipate filing separate indication-specific protocol(s) to our IND in the future, subject to funding, to commence clinical trials specifically for these primary, pediatric bone cancers. Pursuing clinical trials and a possible treatment for osteosarcoma is an important mission for the Company. In March 2020, CycloSam® was also utilized in a Single Patient Investigational New Drug for Emergency Use at the Cleveland Clinic. We believe the study we conducted at the Cleveland Clinic showed promising safety results in connection with a bone marrow ablation procedure, including patient tolerability at high dosages. We are also looking at how CycloSam® can be used to treat the debilitating pain from cancer that has metastasized to the bone and may seek to initiate a separate study for that important indication in the near future.

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

Strategic Plan

We are actively advancing the development of our Technology through clinical trials. We believe that we can complete the current Phase 1 safety trial of approximately 17 patients in the first half of 2024, if we have adequate funding in a timely manner. Management estimates that an additional $3 million to $4 million will be required to complete this phase of our study, which would represent an important near-term milestone that may provide a material value inflection point for the Company.

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

Beyond our current focus of studying CycloSam® in the treatment of metastatic bone cancer, if funding and resources allow, management will seek to advance other potential indications for our Technology, including the treatment of pediatric osteosarcoma and Ewing’s sarcoma, and the use of CycloSam® to treat the debilitating pain from cancer that has metastasized to the bone. We may seek to initiate a separate protocols and/or studies for these important indications in the near future. Advancement of current and future plans for our Technology will require additional funding, which will result in the issuance of more common stock, preferred stock or debt in subsequent raises. There is no guaranty that we will be successful in raising such funding on terms acceptable to our shareholders, if at all, and if we are not successful, we may be required to slow down or cease our clinical trials.

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

Results of Operations for the three-month periods ended September 30, 2023 and 2022

For the three-month periods ended September 30, 2023 and 2022, we recorded no revenue from operations.

For the three-month period ended September 30, 2023, we recorded a net loss from operations of $1,164,294, a decrease of $69,447 (5.6%) from our net loss from operations of $1,233,741 for the same period in 2022. Basic and diluted net loss per share was $0.36 and $0.75 for the three-month periods ended September 30, 2023 and 2022, respectively. The primary reasons for the decrease in the net loss for 2023 over 2022 were as follows:

(1) Q3 2023 decrease in compensation and related expenses of $498,114 is driven by a decrease in employee stock option expense of $295,258, a decrease in accrual of wages of $224,481 due to reduced salaries for management per their amended employment agreements, offset by an increase in 2023 for Board of Directors fees.

(2) Q3 2023 decrease in General & Administrative costs of $11,883 is driven primarily by a decrease in D&O insurance of $32,283 with an offset of an increase in travel expenses of $14,683 and an increase in dues and subscriptions of $4,933 and an increase in filing fees.

(3) Q3 2023 decrease in Other Expenses of $13,560 is driven primarily by a decrease in interest expense of $4,411 and a decrease of $9,150 in loan interest due to the conversion and retirement of all of the Company’s convertible notes in Q1 2023.

(4) Q3 2023 increase in Professional Fees of $335,622 is primarily driven by an increase in consulting stock expense for services of $233,027, an increase in legal fees of $40,165, an increase in consulting fees of $38,235, an increase in accounting expenses of $18,742, and an increase in transfer agent fees.

(5) Q3 2023 increase in Research and Development of $118,490 is driven by an increase in vendor expenses related to the timing of dosing patients in the clinical trial.

Results of Operations for the nine-month periods ended September 30, 2023 and 2022

For the nine-month periods ended September 30, 2023 and 2022, we recorded no revenue from operations.

For the nine-month period ended September 30, 2023, we recorded a net loss from operations of $3,909,216, a decrease of $396,216 (9.2%) from our net loss from operations of $4,305,432 for the same period in 2022. Basic and diluted net loss per share was $1.60 and $2.66 for the nine-month periods ended September 30, 2023 and 2022, respectively. The primary reasons for the decrease in the net loss for 2023 over 2022 were as follows:

(1) Nine Months 2023 decrease in compensation and related expenses of $1,439,853 is driven by a decrease in employee stock option expense of $761,592, a decrease in accrual of wages of $667,471 due to reduced salaries for management per their amended employment agreements, and a decrease in payroll tax expenses.

(2) Nine Months 2023 decrease in General & Administrative costs of $46,571 is driven primarily by a decrease in SEC filing fees.

(3) Nine Months 2023 increase in Other Expenses of $389,256 is driven primarily by inducement expense of $397,937 for conversion of convertible notes and warrants in the 2023 period.

(4) Nine Months 2023 increase in Professional Fees of $386,711 is primarily driven by an increase in consulting stock for services of $479,459, an increase in accounting of $20,549, offset by a decrease in investor relations expenses of $106,372.

(5) Nine Months 2023 increase in Research and Development of $314,241 is driven by an increase in vendor expenses related to the timing of dosing patients in the clinical trial.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2023 was $1,249,575 as compared to $1,278,975 for the three months ended September 30, 2022. The net loss attributed to common stockholders for the three months ended September 30, 2023 and 2022 includes Series A and Series B preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, for the three months ended September 30, 2023 was a loss of $0.36 per share as compared to a loss of $0.75 per share for the 2022 period.

Net loss attributable to common stockholders for the nine months ended September 30, 2023 was $4,631,527 as compared to $4,480,353 for the nine months ended September 30, 2022. The net loss attributed to common stockholders for the nine months ended September 30, 2023 and 2022 includes Series A and Series B preferred contractual dividends and deemed dividends. The net loss attributable to common stockholders, basic and diluted, for the nine months ended September 30, 2023 was a loss of $1.60 per share as compared to a loss of $2.66 per share for the 2022 period.

Financial Condition, Liquidity and Capital Resources

Net cash used in operating activities was $1,687,930 for the nine months ended September 30, 2023, which reflected our net loss during the period of $3,909,216, non-cash adjustments of $1,634,498, and a net increase in operating assets and a net decrease in liabilities of $586,790. The non-cash adjustments are comprised of stock-based compensation of $1,200,261 for services, employees, and directors. The non-cash adjustments also included inducement expense of $397,937 for the conversion of convertible notes and warrants.

Net cash used in operating activities was $1,560,576 for the nine months ended September 30, 2022, which reflected our net loss during the period of $4,305,432, non-cash adjustments of $1,509,618, and a net increase in operating assets and a net decrease in liabilities of $1,254,203. The non-cash adjustments are stock-based compensation and amortization of debt issuance costs.

There was no cash provided by or used in investing activities during the nine months ended September 30, 2023 and 2022.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $1,909,247 due to the issuance of common stock for cash of $814,246 and cash from warrant exercises of $1,095,001. Net cash provided by financing activities during the nine months ended September 30, 2022 was $960,000 which comprised of $35,000 related to deferred offering costs and $925,000 due to the sale of common stock and warrants for cash.

As of September 30, 2023, we had cash of $446,593. Our cash is currently held at large U.S. banks.

Based on our current strategy and operating plan, we will need to raise additional funds in 2023 and early 2024. This process is ongoing, however, there is substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our consolidated financial statements.

As the Company advances its clinical trials, management expects expenses to increase. These expenses include dosing and monitoring of patients who participate in our clinical trials, manufacturing expenses, payment of fees to our CRO and other service providers, and other general overhead expenses including additional public company costs. We anticipate that we have under $100,000 in commitments to contractors and third-parties, not including current payables and amounts due to employees, that we must pay even if we do not advance the clinical trials. We anticipate that we will be able to continue the clinical trials without material interruption or delay through the end of 2023, but we must raise significant additional funds through future offerings to maintain this plan. There is no guarantee, however, that we can complete any future offerings on terms suitable to the Company and its shareholders if at all. Any funds that we do raise are likely to result in significant dilution to our current shareholders or pose significant default risks from debt issuance.

We have raised capital through equity and debt fundings over the last two years to advance the development of the Technology. Most recently, on September 30, 2023, we closed $600,000 in a common stock offering which consisted of 176,470 shares of common stock at $3.40. On March 31, 2023, we closed a total of $2.86 million in a common stock and warrant unit offering, which consisted of 381,500 shares of common stock at $4.50 and 381,500 two-year common stock warrants (the “Warrants”) which were all exercised. The Warrants originally had an exercise price of $6.00 per share, but on March 31, 2023, our Board approved a reduction of the price to $3.00 as an inducement to immediate exercise of the Warrants. All Warrant holders exercised at this reduced price, which raised an additional $1.14 million for the Company, inclusive of $342,669 in subscription receivables which were received in April 2023.

In the fourth quarter of 2021, we entered into convertible note purchase agreements with eight accredited investors, pursuant to which we issued an aggregate of $605,000 of 6% annual interest, unsecured convertible notes (the “Notes”). The Notes were due to mature on December 31, 2023 and were originally convertible into shares of common stock of the Company at a conversion price of $8.00 per share. On March 31, 2023, our Board approved a reduction of the conversion price from $8.00 to $3.50 as an inducement to immediate conversion. All outstanding Notes were converted into 164,446 shares of common stock. As of September 30, 2023, we had no Notes outstanding.

As of September 30, 2023, the Company had $446,593 in cash and no debt from convertible notes.

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2022. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent on management’s plans. The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the recent common stock and warrant offering, the Series B Preferred Stock offering in the first quarter of 2021, the exercise of warrants issued in connection with the Series B offering, and also the convertible debt offering conducted in the fourth quarter of 2021 which was recently converted to common stock. Management expects expenses to increase in 2023 and 2024 as our drug technology advances through clinical trials, and as a result, we will need to raise significant additional capital to support these operations. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. Any funds raised will likely result in material dilution to our current shareholders or be in the form of debt which poses other risks of default. Management believes that is has cash to support operations through the end of 2023. We currently have accounts payable and accrued expenses that are greater than our cash on hand, and to extend our ability to operate under these conditions, management has deferred a large part of their salaries and we are working with vendors to delay payments until we are able to raise additional capital. Management understands that such efforts cannot be sustained indefinitely. If we are not successful in raising additional capital, or providing other options to support operations and our trials, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

Prior Financings

Series B Financing. In January 2021, the Company closed a Series B Convertible Preferred Stock private placement (the “Series B Offering”) and issued a total of 2,500 shares at a price of $1,000 per share, raising an aggregate amount of $2.5 million, inclusive of $156,000 in debt conversion. The Series B Offering, which commenced in 2020, was led by Checkmate Capital Group, LLC, a California based investment firm focused on biotechnology and other technology investments. The Company completed the offering primarily to advance its new business of drug development including funding the Company’s clinical trials for its drug candidate CycloSam, as well as for general working capital and overhead. There are currently 1,509 shares of Series B Stock outstanding, and as a result of the current common stock private placement, the conversion price of the Series B Stock has been reset to $5.30 per share multiplied by the issuance price.

In October 2023, all remaining Series B Stockholders signed agreements with the Company providing that if the Company lists its common shares on Nasdaq or otherwise signs an agreement to be acquired or merged with another company, such shareholders will automatically and without any further action on their part exchange their shares of Series B Stock into common shares at an exchange ratio of $3.00, inclusive of all accrued dividends through September 30, 2023. In the instance of an acquisition of the Company, such exchange into common shares at the reduced price is in lieu of any contracted liquidation preference payments. Pursuant to these agreements, the total principal and dividend amount of the Series B Stock would be exchangeable into 642,018 shares of common stock.

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

Attempted Underwritten Offering and NASDAQ Uplisting. In December 2021, the Company filed a registration statement on Form S-1 with the SEC to raise up to $20 million through a common stock offering underwritten by an investment bank based in New York. Concurrently, the Company submitted an application with the NASDAQ Stock Market LLC to list its common shares on that national exchange. Due to market conditions, in May 2022, the Company terminated this offering; however, management may pursue a NASDAQ uplisting in the future.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of September 30, 2023, we had an accumulated deficit of $39,674,693 and working capital deficit of $1,100,132.

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

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2023.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Management concluded that, as of September 30, 2023, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013 as discussed below.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that upon subsequent funding, the Company expects to have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above.

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

ITEM 1A: RISK FACTORS

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

●	The future of our business and operations depends on the success of our development and commercialization programs.

●	If we do not obtain regulatory approval for our product candidates or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be adversely affected.

●	Our business is highly dependent on our lead product candidate, CycloSam®, and a failure to obtain regulatory approval or successfully commercialize our product could adversely affect our financial condition and results of operations.

●	We must design and conduct successful clinical trials for our product candidates to obtain regulatory approval. We rely on third parties to conduct our clinical trials, which reduces our control over their timing, conduct and expense and may expose us to conflicts of interest. Clinical trial results may be unfavorable or inconclusive, and often take longer and cost more than expected.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

●	Even if our product candidates obtain regulatory approval, our ability to generate revenue will depend upon public perception of radiopharmaceuticals and will be diminished if our products are not accepted in the marketplace, or if we select pricing strategies for our products that are less competitive than those of our competitors, or fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payers or government agencies.

●	We are subject to extensive and ongoing regulation, which can be costly and time consuming, may interfere with regulatory approval for our product candidates, and can subject us to unanticipated limitations, restrictions, delays and fines.

●	Our products may face regulatory, legal or commercial challenges even after regulatory approval.

●	We are increasingly dependent on information technology, and potential cyberattacks, security problems, or other disruption and expanding social media vehicles present new risks.

●	We have a limited operating history and are operating at a loss, and there is no guaranty that we will become profitable.

●	Because our history is limited and we are subject to intense competition, any investment in us would be inherently risky.

●	There is substantial doubt as to our ability to continue as a going concern.

●	We have limited funds and we will require additional financing. Such financing, if we are able to secure it, will likely be highly dilutive to our current shareholders or be in the form of debt which poses other risks of default.

●	Our success will be dependent on our management, and the continued service of key employees.

●	We are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

●	Manufacturing resources could limit or adversely affect our ability to commercialize products.

●	Failure of any manufacturer of our various product candidates to comply with applicable regulatory requirements could subject us to penalties and have a material adverse effect on supplies of our product candidates.

●	If the use of hazardous and biological materials by us or third parties, such as CROs or CMOs, in a manner that causes injury or violates applicable law, we may be liable for damages.

●	Unexpected disruptions could seriously harm our future revenue and financial condition and increase our expenditures.

●	The validity, enforceability and commercial value of our patents and other intellectual property rights are highly uncertain.

●	We depend on intellectual property licensed from third parties and unpatented technology, trade secrets and confidential information. If we lose any of these rights, including by failing to achieve milestone requirements or to satisfy other conditions, our business, results of operations and financial condition could be harmed.

●	If we infringe third-party patent or other intellectual property rights, we may need to alter or terminate a product development program.

●	We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

●	Our common stock is highly illiquid and stockholders may not be able to sell their stock when or at prices desired.

●	The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

●	The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

●	We do not intend to pay dividends.

●	The stock ownership of our management and a few other shareholders represents a significant concentration of stock ownership and control over the Company.

●	The Company has Preferred Stock with additional priority rights.

●	We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

●	If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.

●	We have historically identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

●	Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.

These summary risk factors are qualified in their entirety by the Risk Factors provided in the Company’s Form 10-K for the year ended December 31, 2022.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2023, and through the date of this filing, the Company made the following sales of unregistered securities.

Purpose / Holder	Number of Shares	Total Price/Amount
Common stock issued under three service agreements (1)	52,400	$303,996
Common stock issued for cash (2)	176,471	$600,000

(1)	Issued in August 2023 to Redstone Communications (30,000 shares) and July 2023 to Force Family Office (16,000 shares), for investor relations and other similar services, and issued in September 2023 to GSB Holdings (6,400 shares) for general consulting and advisory services.
(2)	Issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to three accredited investors in private placement, one of whom is a family member of our Executive Chairman.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

(a)	There was no information required to be disclosed in a report on Form 8-K during the period that the Company failed to report.

(b)	None, not applicable.

ITEM 6: EXHIBITS

Exhibit
Number	Description

31.1	302 Certification of Douglas Baum, Chief Executive Officer

31.2	302 Certification of Adam King, Chief Financial Officer

32	906 Certification

101	The following financial information from QSAM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Deficit, (iv) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSAM BIOSCIENCES INC.

Date: November 13, 2023	By:	/s/ Douglas Baum
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Adam King
Chief Financial Officer

