Form 10-K
period 2023-12-31
QSAM Biosciences, Inc.
filed 2024-03-20
CIK 1310527

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such common stock on OTCQB of $4.47, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6.32 million.

As of March 19, 2024, there were issued and outstanding 4,445,469 shares of the registrant’s common stock.

Documents incorporated by reference: None.

QSAM Biosciences, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds derived from operations, cash available for dividends, cash flows, liquidity and prospects include, but are not limited to, the factors referenced in this document, including those set forth below:

●	our failure to close our merger agreement with Telix Pharmaceuticals Limited announced in the first quarter of 2024;
●	our lack of an operating history;
●	the net losses that we expect to incur as we develop our business;
●	obtaining FDA or other regulatory approvals or clearances for our technology;
●	implementing and achieving successful outcomes for clinical trials of our products;
●	convincing physicians, hospitals and patients of the benefits of our technology and to convert from current technologies and standards of care;
●	the ability of users of our products (when and as developed) to obtain third-party reimbursement;
●	any failure to comply with rigorous FDA and other government regulations; and
●	securing, maintaining and defending patent or other intellectual property protections for our technology.

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

PART I

ITEM 1. BUSINESS

In this Annual Report, references to the “Company,” “we,” “our,” “us” and words of similar import refer to QSAM Biosciences, Inc., the filer, a Delaware corporation. References to “QSAM” or the “Subsidiary” refer to QSAM Therapeutics Inc., a Texas corporation, our wholly-owned subsidiary and operating company.

Overview

We are developing next-generation nuclear medicines for the treatment of cancer. Our technology is Samarium-153 DOTMP, a/k/a CycloSam® (“CycloSam®” or the “QSAM Technology”), a clinical-stage bone targeting radiopharmaceutical. CycloSam® features a patented, low specific activity form of Samarium-153, a beta-emitting radioisotope with a short 46-hour half-life, and the chelating agent DOTMP, which selectively targets sites of high bone mineral turnover and reduces off-site migration of the tumor-killing radiation. We believe improvements in formulation and manufacturing from a prior FDA-approved drug utilizing the same radioisotope (Quadramet®) has resulted in our drug candidate demonstrating significantly less impurities, lower costs and more frequent availability. In early clinical testing, the QSAM Technology is demonstrating meaningful pain palliation effects in patients with metastatic prostate and breast cancer; and in future studies, may demonstrate disease modifying results in primary bone cancer patients, including children and young adults suffering from osteosarcoma.

In August 2021, the Food & Drug Administration (FDA) cleared our Investigational New Drug (IND) application to commence Phase 1 clinical trials for CycloSam® as a treatment for cancer that has metastasized to the bone from the lung, breast, prostate and other areas. We initiated this trial at our first site (Houston, TX) in November 2021 and to date we have dosed five patients.

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

Merger Agreement. On February 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Telix Pharmaceuticals Limited, a public limited company registered under the laws of the Commonwealth of Australia (“Telix”), and certain subsidiaries of Telix established for the purpose of completing a reverse triangular merger with a second forward merger (collectively, the “Merger”). Pursuant to the Merger Agreement, QSAM stockholders will receive (i) $33.1 million in Telix ordinary shares (“Telix Shares”) or cash, less an adjustment amount equal to QSAM’s indebtedness and certain of its payables as of the Merger closing (the “Closing Consideration”), and (ii) contingent value rights (“CVRs”) to receive contingent future payments of up to $90 million in cash or Telix Shares, without interest, upon and subject to the achievement of four clinical and commercial milestones within ten years of closing.

Prior to closing the Merger, QSAM will effect a reverse stock split of its common stock in a ratio between 1:1000 and 1:2000. Each whole share of QSAM common stock outstanding after the reverse split will be entitled to receive Telix Shares and CVRs as in the Merger. Any remaining fractional shares of QSAM common stock resulting from the reverse split will be exchanged for cash and CVRs. As a result of the reverse split and the Merger, all QSAM stockholders will receive, for each share of QSAM common stock held prior to the reverse split, Telix Shares or cash with a value equal to such share of QSAM common stock’s pro rata share of the Closing Consideration and one CVR.

Telix Shares issued to QSAM stockholders will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), but will be issued pursuant to an exemption to the registration requirements thereunder. The Telix Shares will be subject to resale restrictions under Rule 144 of the Securities Act.

QSAM stockholders representing greater than a majority of the total voting stock of the Company have already approved the Merger. Closing, however, is subject to various conditions set forth in the Merger Agreement including, among others, the filing of a definitive information statement pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended (the “Information Statement”). The Merger and the reverse split cannot be closed until 20 days after the mailing of the Information Statement to QSAM stockholders. Upon the closing of the Merger, the Company will de-list from the OTC Markets and will file a Form 15 to cease reporting under the Securities Exchange Act of 1934, as amended. There is no guarantee that all closing conditions required to close the Merger will be achieved, or that the Merger will close on the terms described herein.

Background of the QSAM Technology

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

How CycloSam® Works – Mechanism of Action & Administration. CycloSam® utilizes a chelating agent called DOTMP that seeks out bone locations of high mineral turnover, typical in cancer cells and tumor growth. DOTMP is taken up by calcium turnover locations in bones and carries the radioactive “payload” along with it. The radioisotope Samraium-153 emits radiation as it decomposes in the form of beta particles. Approximately 50% of the radioactivity concentrates in bone mineral with a very high lesion-to-normal bone ratio. We believe this provides a radiation dose to the adjacent tumor cells. The absorbed radiation dose produces the presumed therapeutic effect to the tumor, killing the cancer cells or slowing their growth by damaging their DNA. Metastatic bone cancer patients who have been dosed with CycloSam® have also reported material reductions in pain lasting for several months after treatment. Our pre-clinical studies and single patient IND performed at the Cleveland Clinic has demonstrated that the remaining half of the administered activity is rapidly excreted through the kidneys.

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

How is CycloSam® Made – Method of Manufacturing. CycloSam® uses a patented, low-specific-activity Samarium-153 which is produced in the lower flux region (beryllium reflector) of the nuclear reactor and can be accessed with a pneumatic tube on a daily basis. Once prescribed by radiation oncologists and nuclear medicine physicians, we order the radioisotopes from Missouri University Research Reactor (MURR) or the University of Texas at Austin (NETL) to be sent overnight to an onsite or nearby (to the patient) nuclear pharmacy to be compounded with a DOTMP “cold kit” and delivered to the treating physician for administration.

The DOTMP “cold kit” is patented in the U.S. and other jurisdictions, and was developed by IsoTherapeutics LLC, the inventors of CycloSam®. Although we believe the IsoTherapeutics’ cGMP manufacturing facility has the capacity to manufacture sufficient supply for our initial rollout, and such manufacturing is currently covered under our master services agreement, we plan to secure secondary manufacturing partners for the kits in the future. MURR has been our source of Samarium-153 used in our animal studies, our Single Patient IND for Emergency Use at the Cleveland Clinic, and for part of our current clinical trials. We also now use NETL for the supply of irradiated Samarium-153, especially as needed to dose patients at our Houston, TX clinical trial site. We plan to qualify additional suppliers of both the raw non-irradiated Samarium, and the irradiation of these materials, as part of our supply chain and general business risk diversification strategy.

What are CycloSam®’s anticipated competitive advantages. We believe CycloSam® has competitive advantages over current radiopharmaceutical offerings in the marketplace. Such potential competitive advantages include:

●	CycloSam®’s radioisotope, Samarium-153, emits beta particles that travel farther than alpha particles with what we believe is sufficient energy to slow the growth or decrease the size of target cancer cells. We believe beta particles penetrate bone matter deeper than the alpha emitting radiopharmaceuticals currently in the marketplace and may be more effective in treating tumors that form in or metastasize to bones, as well as the often debilitating pain that results from bone metastasis.

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

●	Our initial studies show CycloSam® has fewer toxicities and a short 46-hour half-life that may allow for more frequent and repeated dosing of our radiopharmaceutical.

The competitive advantages we believe to be important to CycloSam® are based on pre-clinical animal and other studies including our single patient IND at the Cleveland Clinic and the initial patients dosed in our Phase 1 safety trial. We cannot be sure that our technology will perform similarly in future clinical trials. Failure to achieve these competitive advantages could negatively affect our ability to achieve FDA approval as a new drug, or our ability to market CycloSam®.

License Agreement and Intellectual Property

License Agreement. The Company, through its wholly-owned subsidiary QSAM Therapeutics, entered into an exclusive worldwide Patent and Technology License Agreement and Trademark Assignment (the “License Agreement”) with IGL Pharma, Inc. (“IGL”) on April 20, 2020 with respect to the innovative work of Jim Simon, PhD and R. Keith Frank, PhD, at IsoTherapeutics on Samarium-153 DOTMP. IGL is an affiliated company with IsoTherapeutics. Until January 2024, our Executive Chairman also served as President of IGL. We amended the License Agreement on November 24, 2021, and then again on February 2, 2024 (the “Second Amendment”).

Our License Agreement with IGL, as modified in the first amendment in 2021, is for 20 years or until the expiration of the multiple patents covered under the license and requires multiple milestone-based payments including: up to $410,000 as CycloSam® advances through Phase 3 of clinical trials, and $2 million upon commercialization. IGL has also received 12,500 shares of the Company as additional compensation. Upon commercialization, IGL will receive an on-going royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and 5% of any consideration we receive pursuant to a sublicense, sale of the asset, or sale of QSAM Therapeutics (the “IGL License Fee”). We will also pay for ongoing patent filing and maintenance fees, and we have certain requirements to defend the patents against infringement claims. The parties have agreed to mutual indemnification. Pursuant to the Second Amendment, which was entered into as a condition to the execution of the Merger Agreement, the parties: (i) made modifications to sublicense fees, royalties and other amounts payable to IGL; (ii) made modifications to the definitions of “Commercially Reasonable Efforts,” “Products” and “Patents” described in the License Agreement; and (iii) added an additional payment to IGL of $100,000, payable half upon the execution of the Second Amendment and the balance upon the closing of the Merger. The Second Amendment will only become effective upon the closing of the Merger, and shall become null and void if the closing does not occur.

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

In connection with the License Agreement, QSAM Therapeutics signed a two-year Consulting and Confidentiality Agreement (the “Consulting Agreement”) with IGL, which provided IGL with payments of $8,500 per month that continued through April 2022. We now contract directly with IsoTherapeutics for monthly consulting services at $8,500 per month under our Master Services Agreement. Pursuant to this arrangement, IsoTherapeutics provides us with additional consulting and advisory services from the technology’s founders to assist in the clinical development of CycloSam®. Until January 2024, our Executive Chairman served as President of IGL, and received a $500 per month fee from IGL.

Patents. Pursuant to the License Agreement, our IP estate includes 14 total patents issued and pending across three distinct patent families that we believe provide protection for the use of CycloSam® as a radiopharmaceutical in the U.S. and internationally. Under the License Agreement, the Company holds multiple issued, allowed or granted patents in the US, Japan, Canada, and Europe (which have subsequently been granted in approximately 22 countries in Europe). The balance of these patent applications are pending. Notably, the patents cover the use of low-specific activity Samarium-153, allowing for daily supply of the highly toxicity-reduced formulation of the isotope, which we believe is the key to allowing for multi-dose regimens of CycloSam® that could have a positive therapeutic effect. Also, the CycloSam® kit that will be commercialized is protected by the patent estate that broadly protects DOTMP kit formulations for radioisotopes, potentially allowing for efficient distribution of the product and widespread use. Finally, methods relating to repeat dosing regimens for therapeutic radiopharmaceutical agents, which suggest increased efficacy based on prior research, is also covered under patent applications. Taken together, management believes that the patent family provides for a significant barrier to entry for a competitor as it is expected to prevent a generic product from being developed; however, we cannot guarantee that a competitor will not or cannot challenge our patents or otherwise circumvent our patents, or that we would have the resources to defend any patent infringement.

A list of our patents and status of prosecution is included in the following table:

Feb-20	Country / Region	Owner	Status	App No	Filing Date (dd-mm-yyyy)	Pub No	Pub Date (dd-mm-yyyy)	Patent No	Issue Date (dd/mm/yyyy)	Expiration Date (dd-mm-yyyy)
ITG-16 AT	Austria	IGL PHARMA, INC.	**ISSUED**		5-May-16			3054996	21-Jun-23	7-Oct-34
ITG-16 BE	Belgium	IGL PHARMA, INC.	**ISSUED**		5-May-16			3054996	21-Jun-23	7-Oct-34
ITG-16 BG	Bulgaria	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 CA	Canada	IGL PHARMA, INC.	**ISSUED**	CA2926652A1	7-Oct-14	CA2926652A1	16-Apr-15	CA2926652	20-Jul-20	7-Oct-34
ITG-16 CZ	Czech Republic	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 DK	Denmark	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 EP	Europe	IGL PHARMA, INC.	**GRANTED**	EP14852866A	7-Oct-14	EP3054996A1	17-Aug-16	3054996	21-Jun-23	n/a
ITG-16 FI	Finland	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 FR	France	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 DE	Germany	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 GR	Greece	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 HU	Hungary	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 IS	Iceland	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 IE	Ireland	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 IT	Italy	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 JP	Japan	IGL PHARMA, INC.	**ISSUED**	JP 2016-521278	7-Apr-16	JP2016-532652	20-Oct-16	JP 6787781 B2	02-Nov-20	7-Oct-34
ITG-16 JP 1	Japan	IGL PHARMA, INC.	**ISSUED**	2019-061398	27-Mar-19	JP2019123731A	25-Jul-19	JP 7068222 B2	06-May-22	7-Oct-34
ITG-16 LU	Luxembourg	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 NL	Netherlands	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 NO	Norway	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 PL	Poland	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 PT	Portugal	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 SK	Slovakia	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 SI	Slovenia	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 ES	Spain	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 SE	Sweden	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 CH	Switzerland	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 TR	Turkiye	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 GB	United Kingdom	IGL PHARMA, INC.	**ISSUED**					3054996	21-Jun-23	7-Oct-34
ITG-16 US	United States	IGL PHARMA, INC.	**ISSUED**	15/027,280	5-Apr-16	US2016/0250359 A1	1-Sep-16	US 10,172,965 B2	08-Jan-19	19-Nov-34
ITG-16 US 1	United States	IGL PHARMA, INC.	**ISSUED**	16/194,324	17-Nov-18	US2019/0083661 A1	21-Mar-19	US 10,596,277 B2	24-Mar-2020	7-Oct-34
ITG-16 US P	United States	IGL PHARMA, INC.	**EXPIRED**	61/887,603	7-Oct-13	n/a	n/a	n/a	n/a	7-Oct-14
ITG-16 WO	Patent Cooperation Treaty	IGL PHARMA, INC.	**INACTIVE**	PCT/US2014/059385	7-Oct-14	WO2015/054173	16-Apr-15	n/a	n/a	7-Apr-16
ITG-17 BE	Belgium	IGL PHARMA, INC.	**ISSUED**					EP3302496A4	06-Jan-21	24-May-36
ITG-17 CA	Canada	IGL PHARMA, INC.	**ALLOWED**	2,987,242	24-May-16	CA2987242A1	1-Dec-16	CA2987242		
ITG-17 EP	Europe	IGL PHARMA, INC.	**ISSUED**	16800631	24-May-16	EP3302496	11-Apr-18	EP3302496A4	n/a	n/a
ITG-17 FR	France	IGL PHARMA, INC.	**ISSUED**					EP3302496A4	06-Jan-21	24-May-36
ITG-17 DE	Germany	IGL PHARMA, INC.	**ISSUED**					EP3302496A4	06-Jan-21	24-May-36
ITG-17 IE	Ireland	IGL PHARMA, INC.	**ISSUED**					EP3302496A4	06-Jan-21	24-May-36
ITG-17 JP	Japan	IGL PHARMA, INC.	**ISSUED**	2017-561326	24-May-16	2018-515585	14-Jun-18	JP 6930922 B2	01-Sep-21	24-May-36
ITG-17 JP 1	Japan	IGL PHARMA, INC.	**ISSUED**	2021-069039	13-Oct-22	2021-113207	5-Aug-21	7305699	30-Jun-23	24-May-36
ITG-17 NL	Netherlands	IGL PHARMA, INC.	**ISSUED**					EP3302496A4	06-Jan-21	24-May-36
ITG-17 CH	Switzerland	IGL PHARMA, INC.	**ISSUED**					EP3302496A4	06-Jan-21	24-May-36
ITG-17 GB	United Kingdom	IGL PHARMA, INC.	**ISSUED**					EP3302496A4	06-Jan-21	24-May-36
ITG-17 US	United States	IsoTherapeutics Group, LLC	Consolidated into ITG-17	15/821,983	24-Nov-17	Consolidated into ITG-17		n/a	n/a	n/a
ITG-17 US	United States	IGL PHARMA, INC.	**Abandoned**	15/821,974	24-Nov-17	US2018/0104366	19-Apr-18	n/a	n/a	n/a
ITG-17 US 1	United States	IGL PHARMA, INC.	**ISSUED**	16/866,001	4-May-20	US2020/0261607 A1	20-Aug-20	US 11,369,700 B2	28-Jun-22	25-Jan-38
ITG-17 US 2	United States	IGL PHARMA, INC.	**Published**	17/750,333	21-May-22	US2022/0273828	1-Sep-22			
ITG-17 US P	United States	IGL PHARMA, INC.	**EXPIRED**	62/166,051	25-May-15	n/a	n/a	n/a	n/a	25-May-16
ITG-17 US WO	Patent Cooperation Treaty	IGL PHARMA, INC.	**INACTIVE**	PCT/US2016/33900	24-May-16	WO2016/0191413	1-Dec-16	n/a	n/a	25-Nov-17
ITG-18 CA	Canada	IGL PHARMA, INC.	Pending	3,052,973	7-Aug-19	CA3052973A1	16-Aug-18			
ITG-18 EP	Europe	IGL PHARMA, INC.	Pending	18751017	22-Aug-19	EP3579886	18-Dec-19			
ITG-18 JP	Japan	IGL PHARMA, INC.	Pending	JP2019-563340	20-Sep-19	JP 2020-506239 A	27-Feb-20			
ITG-18 JP 1	Japan	IGL PHARMA, INC.	Pending	JP2022-164581	13-Oct-22	JP 2022-183238	8-Dec-22			
ITG-18 US	United States	IGL PHARMA, INC.	**ALLOWED**	16/484,706	8-Aug-19	US 2021-0138095 A1	13-May-21			
ITG-18 US P	United States	IGL PHARMA, INC.	**EXPIRED**	62/456,191	8-Feb-17	n/a	n/a	n/a	n/a	8-Feb-18
ITG-18 WO	Patent Cooperation Treaty	IGL PHARMA, INC.	**INACTIVE**	PCT/US2018/017082	6-Feb-18	WO2018/148209	16-Aug-18	n/a	n/a	8-Aug-19

Trademark. Pursuant to the License Agreement, the Company also has the right to use the registered trademark “CycloSam®” for the marketing and sale of the drug candidate. Pursuant to the Second Amendment, the trademark will be formally assigned to QSAM upon closing of the Merger.

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

In addition to the current methods of care for cancer patients, the field of radiopharmaceuticals is deeply studied, and many parties are pursuing commercial and academic clinical trials. Early results from these trials have fueled continued interest in radiopharmaceuticals, which are pursued by several biotechnology companies as well as by large pharmaceutical companies.

We consider our competitors to be other companies developing targeted radiopharmaceuticals for the treatment of cancer. There are several companies developing targeted alpha-based radiopharmaceuticals for the treatment of cancer, including Bayer AG, or Bayer, Actinium Pharmaceuticals, Inc., RadioMedix, Inc, Orano Med, Telix, Fusion Pharmaceuticals Inc., and RayzeBio, Inc. These companies are targeting a wide range of solid and hematologic malignancies using various alpha emitting isotopes, including Radium-223, Actinium-225 and Thorium-227. The first approved alpha particle-based therapy is Bayer’s Xofigo, a salt of radium that is not currently attached to a targeting molecule, but naturally localizes to regions where cancer cells are infiltrating bone. Xofigo was approved in the United States by the FDA in 2013 for the treatment of bone metastases associated with prostate cancer.

There are several companies with approved or late clinical stage beta-based radiopharmaceuticals, including Novartis AG, Telix, and POINT Biopharma Global. Novartis received FDA approval for Pluvicto in 2022, a radiopharmaceutical medication used for the treatment of prostate-specific membrane antigen-positive metastatic castration-resistant prostate cancer, and, in 2023, generated approximately $980 million in worldwide sales according to recent company filings. Pluvicto uses the beta-emitter Lutetium-177. Another competitive company, POINT Biopharma, has two indications using beta-emitting particles in Phase 3 trials, and which were recently licensed by Lantheus. The beta emitting isotopes used by these companies include Iodine-131, Lutetium-177, Strontium-89 and Yttrium-90. There are other beta particle-based radiopharmaceuticals in various stages of clinical development by companies including Ipsen S.A., Y-mAbs Therapeutics, Inc. and Clovis Oncology, Inc.

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

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of our product candidate, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors.

Radiopharmaceutical Market

The global radiopharmaceuticals market size is projected to reach $13.67 billion by 2032, registering a CAGR of 10.2% during the forecast period 2023 to 2032, according to a November 2023 report from Precedence Research, a global provider of market insights. North America dominates the global radiopharmaceuticals market, which is attributed to the rising prevalence of chronic illnesses, extensive research and development initiatives, a supportive regulatory landscape, and the presence of leading pharmaceutical and radiopharmaceutical enterprises. Based on type, the radiopharmaceuticals market is bifurcated into diagnostic nuclear medicine and therapeutic nuclear medicine. The diagnostic nuclear medicine segment is holding a larger share of the market and is anticipated to register a higher CAGR during 2021–2028. By application, the market is segmented into oncology, cardiology, neurology, and others, with the oncology segment holding the largest market share in 2022.

Overall, we believe that the recent technological developments in radiopharmaceuticals, including promising new alpha-emitting candidates, will continue to provide supportive tailwinds to this sector. As a result, management believes that it is well positioned to capitalize on these future opportunities.

History of CycloSam® development and past studies and trials

The Company has an exclusive worldwide patent and technology License Agreement for CycloSam®. The QSAM Technology was developed at IsoTherapeutics Group, LLC (“IsoTherapeutics”) by its founders Jim Simone, PhD and R. Keith Frank, PhD (the “Inventors”). IsoTherapeutics subsequently transferred their technology to IGL Pharma, Inc., an affiliated entity and the Company’s current licensor. The Inventors also developed one of the first commercial radiopharmaceuticals on the market, Quadramet®, approved by the FDA in 1997 for pain palliation. Drs. Simone and Frank each have over 30 years of experience in radiopharmaceuticals, publishing more than 100 papers and authoring over 60 patents in the field. The Inventors spent much of their careers at Dow Chemical Company prior to divestiture of its radiopharmaceutical business. According to the Inventors, CycloSam® was developed to address the shortcomings of other radiopharmaceuticals, including Quadramet, such as toxicity, saturation effects, long-lived impurities, and supply-chain complexities.

Prior generation Quadramet vs Improvements in CycloSam®. CycloSam® is a second-generation bone-seeking radiopharmaceutical based on Quadramet. Although Quadramet was clinically proven to be effective for pain palliation associated with metastatic bone cancer, the toxicity of the drug made repeat doses undesirable and manufacturing complexities made daily availability highly challenging. Therefore, Quadramet’s use was always limited to pain control, not tumor reduction, elimination or disease modification. The loose binding affinity of Quadramet’s chelating agent, EDTMP, means the ratio of chelant to Samarium-153 is extremely high (~300:1). The resulting problem of bone saturation prohibits usage of Quadramet in high doses required for treatment of bone cancer or bone marrow ablation. Additionally, high levels of impurities from the Samarium-153 production, namely Europium-154, made repeated dosing of Quadramet undesirable. Lastly, Quadramet faced supply-chain and distribution limitations because the Samarium-153 it uses could only be accessed from the reactor once per week. We believe that because of these challenges, Quadramet demonstrated limited market success, and to our knowledge, was recently discontinued by its manufacturer and distributor. We believe CycloSam® overcomes these inherent limitations of Quadramet in terms of toxicity, usage, and availability.

The Vienna Protocol – Precedent of Efficacy. In August 2011, Dr. Helmut Sinzinger published a study in the Quarterly Journal of Nuclear Medicine and Molecular Imaging, which demonstrated that despite the described limitations of Samarium-153 EDTMP (Quadramet®), it could still be used to effectively treat bone metastasis.

The Vienna Protocol, as it was labeled, was based on a 550 patient study developed by Dr. Sinzinger to deliver therapeutic doses of Quadramet® on a periodic low dose basis balancing hematological toxicity and europium buildup with clinical results. The specific regimen used very low doses of the predecessor drug on an outpatient basis. The treatment was administered at three month intervals during the first year, followed by another five treatments at six month intervals, then five therapies at nine month intervals, and then annually indefinitely. The dosing schedule was driven by hematological concerns and constant monitoring was required.

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

Potential Market Indications for CycloSam~~®~~.

CycloSam’s therapeutic profile and presumed advantages over other radiopharmaceuticals, including Quadramet, translate to several potential key market indications, including treating pain associated with cancer that has metastasized to the bone and certain forms of primary bone cancer, such as osteosarcoma, which mostly affects children and young adults. The following table highlights the prevalences of these diseases in the United States on an annual basis:

Market	Estimated New Cases Diagnosed Annually (US)
Bone Metastases (Breast, Prostate, Lung)	400,000
Other Primary Bone Cancers	2,770
Primary Bone Cancer – Osteosarcoma	1,000
Primary Bone Cancer – Ewing’s Sarcoma	200

Source: American Cancer Society estimates of new cases reported each year in the United States. Data as of January 2023.

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

Metastatic bone cancer is currently incurable, and therefore palliation and arrest or deceleration of the progress of disease are important near-term goals. Quadramet® (Samarium-153-EDTP) and MetastronTM (89Sr chloride) were approved by the FDA for pain palliation resulting from osteoblastic bone metastases, but their widespread acceptance and use is hampered by concern about the perceived risk of myelosuppression when administered concurrently with chemotherapy. Xofigo, an alpha particle emitter, was approved in May 2013 and initially was expected to capture significant market share rapidly; however, certain safety concerns have limited the product’s applicability. Novartis’ Pluvicto, a beta-emitter, was approved by the FDA in late 2022 for the treatment of prostate-specific membrane antigen-positive metastatic castration-resistant prostate cancer. Novartis reported worldwide sales of Pluvicto in 2023 of approximately $980 million according to company filings, and reported in a recent conference that they expect sales to reach $2 billion in the coming years.

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

To date, we have completed two of four patient groupings (“cohorts”), with a total of up to 17 participants expected to be enrolled. The completed cohorts are comprised of five participants who received the lowest two dosages of CycloSam® in the study. The total dosage of the active radioisotope Samarium-153 to be received by the third cohort will be twice as high as the second cohort.

Safety data from the first five trial participants in our Phase 1 clinical trial showed no Serious Adverse Events (SAE’s), and no irreversible clinically significant adverse events. Importantly, there was no clinically significant white, red, or platelet blood cell suppression to date, no Grade 3 adverse events, and no irreversible adverse events. Some trial participants also had initial pain relief and reduction from baseline in pain intensity scores using the Visual Analog Scale (VAS) of pain intensity. Additionally, some trial participants had an initial reduction from baseline after treatment in bone tumor size as measured using Response Evaluation Criteria in Solid Tumors (RECIST) criteria in the followed bone tumor. Some trial participants also had an initial reduction in tumor Standard Uptake Values (SUV’s), an imaging measure of bone tumor activity. These results are preliminary and may not be indicative of future results in the trial.

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

We must reach an agreement with the FDA on the proposed protocols for our future clinical trials, post-market safety monitoring, and on a Pediatric Development Plan in the United States. All new drugs now require the presentation to the FDA after Phase II clinical trials have ended of a Pediatric Development Plan outlining the strategy and steps to be taken by us to study CycloSam® in children as appropriate. A separate submission to the FDA must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB, a data safety monitoring board, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Such risks may include unexpected or serious adverse events, or increased severity or occurrence rate of known potential adverse events.

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

We seek to assure that the nuclear reactor facilities that produce our Samarium-153, as well as the nuclear pharmacies that prepare doses for treatment, have proper and effective waste management procedures in place applicable to the risks presented by the actual material. Further, doctors and trial sites who handle radioactive materials must be educated on the dangers of handling hazardous substances and the proper methods of disposing radioactive or formally radioactive waste, similar to the handling of other medical and bio wastes.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

Except for the limitations excluded by the JOBS Act discussed under the preceding heading “Emerging Growth Company,” we are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insiders from trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have four full-time employees. Our CFO is currently part-time.

In 2024, and subject to adequate funding and assuming the Merger is not consummated, we seek to provide our employees with health care coverage and other benefits to help attract and maintain our workforce. We are not currently obligated to provide health insurance, however, we believe this is an important addition to our benefits package. All employees receive at least three weeks of paid time off per year. We have historically provided incentive stock options and other equity incentives to officers, directors and key employees to provide ownership and alignment of interests with our shareholders. We also use in certain instances performance-based vesting for stock options and restricted stock, whereby we set milestones to reflect important value creating initiatives of the Company. As a company, we seek diversity and inclusion in our workplace.

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

In the recent past, the COVID-19 pandemic and efforts to control its spread have significantly impacted the movement of people, goods and services worldwide, including the conduct of our business operations. The COVID-19 pandemic has materially affected segments of the global economy and, if it were to reoccur, may affect our operations by causing a period of business disruption, supply chain issues, including the potential interruption of our clinical trial activities and delays or disruptions in the supply of our products and product candidates. In addition, there could be a potential effect of COVID-19 or any future pandemic, epidemic or outbreak of an infectious disease to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The recurrence of the COVID-19 pandemic, or the spread of any other such disease, globally could also adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to disease if an outbreak occurs in their geography. COVID-19, or another infectious disease, could also negatively affect our manufacturing operations, which could result in delays or disruptions in the supply of our product candidates.

Although the immediate impacts of the COVID-19 pandemic have been assessed and mitigated, the ultimate extent of the impact of this or any future pandemic, including as a result of possible subsequent outbreaks of Coronavirus or of new variants thereof and measures taken in response thereto, will depend on future developments, which remain uncertain and cannot currently be predicted. While health and safety restrictions have been lifted and vaccines are available, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. Any negative impact on our business, financial condition, results of operations and cash flows cannot be reasonably estimated at this time, but the outbreak of any future pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material.

Given the dynamic nature of variants of COVID-19 and the unpredictability of future pandemics, epidemics or the outbreak of infectious disease, it is difficult to predict its full impact on our business, but if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our results of operation and financial condition.

Unfavorable global economic, geopolitical conflicts and other political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and global political conditions. The United States and global economies are facing inflation, higher interest rates and there remains the potential of a recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from another pandemic or political disruption, such as the war between Ukraine and Russia or political conflict between China and Taiwan or Israeli military actions in Gaza and the potential for a wider conflict in the Middle East, could result in a variety of risks to our business, including increased costs as well as our ability to raise additional capital on acceptable terms. A material portion of the world’s supply of pharmaceutical grade Samarium-152 is produced in Russia, and future economic sanctions or other hostilities between Ukraine and Russia could disrupt that supply. A weak or declining economy or political disruption, including any international trade disputes and disruptions in international trade and commerce, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause delays in completion of clinical trials. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Our business and operations entail a variety of serious risks and uncertainties and are inherently risky. The development programs on which we focus involve novel approaches to treating bone cancer and related diseases. Our product candidate is in clinical development, and in some respects, involve technologies with which we have limited prior experience. We are subject to the risks of failure inherent in the development and commercialization of product candidates based on new technologies. There is some precedent for the successful commercialization of products based on our technologies, but there are still a number of technological challenges that we must overcome to complete our clinical trials and development efforts. We may not be able to successfully develop our product candidates. We must successfully complete clinical trials and obtain regulatory approvals for potential commercial products. Once approved, if at all, commercial product sales are subject to general and industry-specific local and international economic, regulatory, technological and policy developments and trends. Delays, higher costs or other weaknesses in the manufacturing process or any of our contracted manufacturing organizations could hinder the development and commercialization of our product pipeline. The oncology space in which we operate presents numerous significant risks and uncertainties that may be expected to increase to the extent it becomes more competitive or less favored in the commercial healthcare marketplace.

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

In April 2020, the Company, through its wholly-owned subsidiary QSAM Therapeutics entered into an exclusive worldwide patent and technology license agreement and trademark assignment with respect to CycloSam® and obtained exclusive commercial rights to the patent portfolio developed by IGL Pharma Inc. (“IGL”) (the “Original Agreement”). The agreement was mutually amended on November 24, 2021 (collectively with the Original Agreement referred to hereinafter as the “License Agreement). The License Agreement was amended a second time as of February 2, 2024; however, this amendment will not take effect until and unless the Company closes its Merger with Telix, provided however, we were obligated to pay IGL $50,000 upon the signing of that second amendment. The License Agreement as it currently stands is terminable in the event of a material breach by us that is not cured within a predefined period of time after notice of the breach is provided to us. If the License Agreement is terminated, the Company will not have further rights to CycloSam® and will be unable to continue its regulatory approval process or if already commercialized, benefit from the future sales of CycloSam®. Further, the Company may be liable for damages for the breach and may suffer additional losses, which could adversely impact our financial condition. The Company’s sole focus at this time is to develop CycloSam® and it does not possess licenses to other product candidates. If we do not obtain regulatory approval for CycloSam® or fail to successfully commercialize CycloSam®, we currently have no fall back options to continue our business operations unless we secure licenses of or develop alternative drug candidates. There is no assurance that either will occur.

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

The Report of our Independent Registered Public Accounting Firm issued in connection with our audited consolidated financial statements for the calendar years ended December 31, 2023 and 2022 expressed substantial doubt about our ability to continue as a going concern because of our recurring operating losses and our lack of liquidity and working capital. A going concern opinion means that there is substantial doubt that the Company can continue as an ongoing business for the next 12 months. Even if we do raise additional funding, if we fail to successfully deploy our funds, fail to implement our business plan or commercialize our drug as planned, or fail to raise additional capital when required, there can be no assurance that we will not again lose our ability to continue as a going concern.

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

Based upon our current operating plan, we believe that current cash will enable us to fund our operations through the second quarter of 2024 if the Merger does not close. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, our ability to continue as a going concern is dependent on our ability to raise additional capital in order to implement our current business plan. This is particularly uncertain in the current environment of rising inflation and increasing interest rates. If the market conditions are favorable or given our strategic considerations, even if we believe we have sufficient funds for our current or future operating plans, we may raise additional capital. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our success will be dependent on our management, and the continued service of key employees.

Our success is dependent upon the decision making of our directors and executive officers. We believe that our success depends on the continued service of our key employees and our ability to hire additional key employees when and as needed. Although we currently intend to retain our existing management, we cannot assure you that such individuals will remain with us. Further, we cannot assure that we will be able to find and recruit new employees on terms acceptable to the Company. We have fixed term employment agreements with our four key employees – Messrs. Baum, Piazza and Nelson and Namrata Chand — but have not obtained key man life insurance on the lives of any of them. The unexpected loss of the services of one or more of our key executives, directors and advisors, or the inability to find new key employees within a reasonable period of time could have a material adverse effect on the economic condition and results of operations of the Company.

Risk Related to the Pending Merger

Failure to complete the Merger with Telix would adversely affect the stock price and future business and financial results of the Company.

There can be no assurance that the Merger will be completed. If the Merger is not completed, the ongoing business of the Company would be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following:

●	upon termination of the Merger Agreement under specified circumstances, the $2 million option payment paid by Telix to the Company upon execution of the term sheet for Telix’s acquisition of QSAM (the “Option Payment”) will convert into shares of QSAM common stock at a price of $6.70 per share, which would have a dilutive effect;

●	we will incur certain significant transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes;

●	under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies;

●	we may lose key employees during the period in which QSAM and Telix are pursuing the Merger, which may adversely affect the Company in the future if we are not able to hire and retain qualified personnel to replace departing employees; and

●	the proposed Merger, whether or not it closes, will divert the attention of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.

If the Merger is not completed, these risks could materially affect our business and financial results and our stock price, including to the extent that the current market price of QSAM common stock is positively affected by a market assumption that the Merger will be completed.

We will need additional capital to meet our current obligations and continue to operate our business if the Merger is not completed in a timely fashion or at all.

If we had adequate funding in a timely manner, QSAM management believes that we can complete the current Phase 1 safety trial of approximately 17 patients in 2024. We have estimated that an additional $3 million to $4 million will be required to complete this phase of our study. The next step in our clinical trial program, if cleared by the FDA, is expected to be a study designed to show both safety and efficacy in the treatment of bone tumors utilizing a multi-dose regimen of CycloSam®. Management estimates that an additional $12 million to $14 million will be required to complete the first portion of this critical phase of our study over the next 24 to 30 months.

Advancement of current and future plans for our technology requires significant additional funding, which would most likely result in the issuance of more common stock, preferred stock or debt in subsequent raises. There is no guaranty that we would be successful in raising such funding on terms acceptable to our shareholders, if at all, and if we were not successful, we may be required to slow down or cease our clinical trials, or in a worst-case scenario, shut down the Company. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2023. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Management expects expenses to increase in 2024 as our drug technology advances through clinical trials, and as a result, we will need to raise significant additional capital to support these operations. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. If the Merger does not close, the circumstances around such failure to close could create uncertainty and a lack of confidence among potential funders, which would make raising capital significantly more difficult. Any funds raised will likely result in material dilution to our current shareholders (apart from dilution caused by conversion of the Option Payment to shares of QSAM common stock to Telix) or be in the form of debt which poses other risks of default. Our current cash or cash equivalents can enable us to fund our operations through the second quarter of 2024. If we are not successful in completing this Merger prior to June 30, 2024, or raising additional capital, or providing other options to support operations and our trials, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

We will incur substantial transaction fees and Merger-related costs in connection with the Merger.

We expect to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Telix and QSAM. The companies cannot be certain that the realization of other benefits related to the integration of the two businesses will offset the transaction and Merger-related costs in the near term, or at all.

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

If any of our collaborators breach or terminate their agreement with us or otherwise fail to conduct successfully and in a timely manner the collaborative activities for which they are responsible, the preclinical or clinical development or commercialization of the affected product candidate or research program could be delayed or terminated. We generally do not control the amount and timing of resources that our collaborators devote to our programs or product candidates. We also do not know whether current or future collaboration partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or conditions targeted by our collaborative arrangements. Our collaborators are also subject to similar development, regulatory, manufacturing, cyber-security and competitive risks as ours, which may further impede their ability to successfully perform the collaborative activities for which they are responsible. Setbacks of these types to our collaborators could have a material adverse effect on our business, results of operations and financial condition.

We are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

We rely on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our product candidates. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. We may not be able to enter into new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, our product candidates may not be approved for marketing and commercialization or such approval may be delayed. If that occurs, we or our collaborators will not be able, or may be delayed in our efforts, to commercialize our product candidates.

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

We have utilized Missouri University Research Reactor (“MURR”) and University of Texas at Austin (“NETL”) to procure Samarium-153, a primary ingredient used in manufacturing of CycloSam®, for our recently conducted clinical studies. Samarium-153 is critical to manufacturing of CycloSam® and to our supply-chain process both during our clinical trials and if the product is commercialized. MURR and NETL have verbally committed to supply us with Samarium-153 in the future but we do not have definitive agreements with either group to provide such ongoing materials if we commercialize our drug candidate. If we fail to partner with MURR or NETL or secure other partners for supply of Samarium-153 or if our arrangements with a supplier do not satisfy our requirements in the future, it will directly and adversely impact the production of CycloSam®. IsoTherapuetics currently produces all of our needed supply of DOTMP cold kits, and if they are not able to continue to supply such kits, or if we cannot obtain kits from other sources, our clinical trials may be delayed.

We or our partners may not be able to obtain the materials necessary to make a particular product or product candidate in adequate volume and quality. If any materials needed to make a product or product candidate is insufficient in quantity or quality, if a supplier fails to deliver in a timely fashion or at all or if these relationships terminate, we or our partners may not be able to fulfill manufacturing obligations for our products or product candidates, either on our own or through third-party suppliers. A delay or disruption of supplies of our products or product candidates would have a material adverse effect on our business as a whole. Our existing arrangements with suppliers may result in the supply of insufficient quantities of our product candidates needed to accomplish our clinical development programs or commercialization, and we may not have the right and in any event, do not currently have the capability to manufacture these products if our suppliers are unable or unwilling to do so. Some of these raw materials or their starting materials, components or ingredients may come from foreign countries, including countries such as Russia, where there exist trade and commercial restrictions, all of which can present significant supply chain issues. There is no broad market for pharmaceutical grade Samarium-152 (the non-radioactive version of the material used for our product candidate), and securing such raw materials from a limited number of sources, many of which are in foreign countries, has been and will likely continue to be difficult and expensive. Although we believe we have secured enough Samarium-152 for our clinical trials, we may not be able to secure enough Samarium-152 for commercial operations, which could materially restrict our ability to market CycloSam® and recoup our development expenses. We currently arrange for supplies of critical raw materials used in production of our product candidates from single sources. We do not have long-term contracts with any of these suppliers. Any delay or disruption in the availability of materials would slow or stop product development and commercialization of the relevant product.

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

In addition to uncertainties as to scope, validity, enforceability and changes in law, patents by law have limited lives. Upon expiration of patent protection, our drug candidates and/or products may be subject to generic competition, which could adversely affect pricing and sales volumes of the affected products. Many of our licensed patents expire in 2034 unless they can be extended through legal procedures provided by the USPTO.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to take legal action to enforce our patents or our licensors’ patents against such infringing activity. Such enforcement proceedings can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is invalid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the compositions or activities in question. An adverse result could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not being issued. Defense against these assertions, non-infringement, invalidity or unenforceability regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

Our stock currently trades on OTCQB and our shares of common stock are thinly traded. While management would like to pursue a listing on NASDAQ Capital Market or other national exchange for its common stock in the future if the Merger does not close, there can be no assurance that (1) such plan will be achieved, (2) an active trading market will be developed or sustained, (3) the liquidity of such market will increase, (4) our stockholders will be able sell their shares of common stock, or (5) the price that our stockholders may obtain for their common stock will be greater than the public offering price. If an active market for our common stock with meaningful trading volume does not develop or is not maintained, the market price of our common stock may decline materially and you may not be able to sell your shares. Under the Merger, shares of Telix received by QSAM shareholders will be restricted under Rule 144 of the Securities Act and, as a result, may not be sold for a period of time after the closing.

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

The securities of public companies can experience extreme price and volume fluctuations, which can be unrelated or out of proportion to the operating performance of such companies. We expect our common stock price will be subject to similar volatility. Any negative change in the public’s perception of the prospects of our Company or companies in our market could also depress our common stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

*	Failure to close the Merger;

*	Regulatory actions;

*	Variations in our operating results;

*	Announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

*	Recruitment or departure of key personnel;

*	Litigation, legislation, regulation or technological developments that adversely affect our business;

*	Changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

*	Market conditions in our industry, the industries of our customers and the economy as a whole.

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

Concentration of Stock Ownership and Control.

Our executive officers and directors currently control approximately 26% of the common stock of the Company inclusive of vested options; David H. Clarke, a major investor in our last three offerings and a consultant to the Company, and certain entities that he controls holds 16.5% of the Company; and Checkmate Capital and its affiliates, one of our former debt holders and lead investors in the Series B round, control approximately 7% of the Company. The Company has employee options that could result in further dilution. We may conduct funding rounds in the future which may utilize our common stock or preferred stock. In this regard, management, prior investors and future investors may control a significantly large amount of equity, and as a result, these stockholders acting together will be able to influence many matters requiring stockholder approval including the election of directors and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had four full-time employees and one part-time employee. As our drug development and commercialization plans and strategies develop, and assuming the Merger does not close, we expect to need additional operational, sales, marketing, managerial, financial and other personnel, as well as additional resources to expand our operations.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company does not have its own cybersecurity policy but relies on the policies and procedures of its Contract Research Organizations (CROs) and Software as a Service (SaaS) contractors that handle its data and software. We are committed to protecting the confidentiality, integrity, and availability of our information assets and complying with applicable laws and regulations regarding cybersecurity.

Cybersecurity Risks and Incidents

The Company faces various cybersecurity risks and threats that could potentially affect its operations, reputation, financial condition, and competitive position. These risks and threats include, but are not limited to, unauthorized access, use, disclosure, modification, or destruction of our data, systems, or networks; denial of service attacks; malware infections; phishing or social engineering attacks; ransomware attacks; loss or theft of devices or media containing our data; human error or negligence; natural disasters; power outages; or sabotage. Our data and systems may also be subject to cybersecurity breaches or incidents at its CROs, vendors, partners, or other third parties that we interact with or rely on.

We have not experienced any material cybersecurity breaches or incidents to date, but we cannot guarantee that we will not suffer any such breaches or incidents in the future. We may not be able to detect, prevent, or respond to all cybersecurity risks and threats in a timely or effective manner. We may also incur significant costs and liabilities as a result of any cybersecurity breaches or incidents, such as legal claims, regulatory fines, remediation expenses, reputational damage, loss of business opportunities, or competitive disadvantage. We may also face litigation, investigations, or enforcement actions by governmental authorities, customers, shareholders, or other parties arising from any cybersecurity breaches or incidents.

Cybersecurity Policies and Procedures

The Company does not have its own cybersecurity policy, but it contracts with CROs that handle all of its data and software. Our CRO’s data systems are 21 CFR 11 (Part 11) compliant, which means that they have implemented controls to ensure the reliability and integrity of electronic records and signatures. Our CRO also runs industry standard antivirus and antimalware software on their networks and have written procedures for cybersecurity management, incident response, backup and recovery, and employee training. We have reviewed the cybersecurity policies and procedures of our CRO and require them to report any cybersecurity breaches or incidents that may affect our data or systems.

All of the software that we use is Commercial Off the Shelf Software (COTS) and Microsoft, Dropbox, and Google cloud services. We do not develop, modify, or customize any software for our own use. We rely on the cybersecurity measures and practices of our software and cloud service providers and update our software and systems regularly to address any known vulnerabilities or issues. We also limit the access and use of our software and cloud services to authorized personnel and encourage them to use strong passwords and multifactor authentication. We do not store any sensitive or confidential data on our own devices or media, but use password-protected cloud storage.

Cybersecurity Oversight and Governance

The Company’s management is responsible for overseeing and managing our cybersecurity risks and activities as part of its overall risk assessment portfolio. Our management regularly evaluates and reviews the Company’s cybersecurity posture and performance and reports to the board of directors on any material cybersecurity matters or developments. Our management also coordinates with our CROs, vendors, partners, and other third parties to ensure that they comply with our cybersecurity expectations and requirements and to address any cybersecurity issues or concerns that may arise.

The Company’s board of directors is responsible for overseeing and approving our cybersecurity strategy and policies. Our board of directors receives updates from management on the Company’s cybersecurity status and initiatives and provides guidance and feedback on the cybersecurity goals and objectives. Our board of directors also monitors the Company’s cybersecurity risks and exposures and ensures that the company has adequate cybersecurity resources and capabilities to protect its data and systems.

ITEM 2. PROPERTIES

The Company currently conducts its business from its office in Austin, Texas. The Company’s office space in Austin is leased month-to-month at a rate of $255 per month.

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

Our common stock is quoted on OTCQB under the symbol “QSAM”. Set forth below are the high and low closing bid prices for our common stock for each quarter of the years 2022 and 2023, reflecting a 40:1 reverse stock split that took place in March 2022. These bid prices were obtained from OTC Markets Group, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2022 through March 31, 2022	$14.00	$6.00
April 1, 2022 through June 30, 2022	$9.00	$4.26
July 1, 2022 through September 30, 2022	$6.00	$3.50
October 1, 2022 through December 31, 2022	$5.96	$4.25
January 1, 2023 through March 31, 2023	$5.00	$3.90
April 1, 2023 through June 30, 2023	$6.20	$3.90
July 1, 2023 through September 30, 2023	$5.00	$4.15
October 1, 2023 through December 31, 2023	$7.00	$4.65

Holders

The number of record holders of our common stock as of March 1, 2024 is 342. This figure does not include beneficial owners who may hold their shares in “street name”.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated. There are material restrictions limiting our ability to pay dividends on our securities, including state law.

Recent Sales of Unregistered Securities

The following table sets forth the sales of unregistered securities by the Company in 2023 and through the date of this filing:

Purpose / Holder	Number of Shares of Common Stock	Total Price/Amount
Issuances in 2023
Sale of common stock and warrants for cash in private placement (1)	69,832	$314,239
Exercise of warrants issued in private placement (2)	365,001	$1,095,001
Conversion of promissory notes into common stock (3)	164,446	$519,712
Common stock issued under three service agreements (4)	144,900	$850,929
Common stock issued to employees and board of directors (5)	271,142	$1,827,502
Sale of common stock for cash in private placement (6)	226,472	$850,000
Conversion of Series A Preferred Stock into common stock (7)	80,000	$240,000
Cashless exercise of service warrant into common stock (8)	8,571	$-
Issuances in 2024
Conversion of Series A Preferred Stock into common stock (9)	169,133	$507,399
Exchange of Series B Preferred Stock for common stock (10)	658,968	$1,977,318
Common stock issued for services (11)	3,000	$18,900

(1)	Issued in PIPE offering pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to seven accredited investors who also received 69,832 warrants exercisable for 24-months.
(2)	Exercise of common stock warrants received in PIPE offering by 19 accredited investors.
(3)	Eight convertible note holders converted all principal and accrued interest on outstanding convertible debt.
(4)	Issued to Redstone Communications (30,000 shares in April 2023 and 30,000 shares in August 2023) and Force Family Office (16,000 shares in April 2023 and 16,000 shares in July 2023), for investor relations and other similar services; and GSB Holdings Inc. (30,000 in June 2023 and 6,400 shares in September 2023) for general consulting services.
(5)	Issued in June 2023 to Richard Piazza, Executive Chairman (72,276 shares); Douglas Baum, CEO (72,276 shares); Christopher Nelson, EVP and General Counsel (46,365 shares); Adam King, CFO (22,950 shares); Namrata Chand, VP (36,365 shares), Adriann Sax, Director (10,455 shares), and Charles Link Jr., Director (10,455 shares), for employee compensation and annual bonuses in lieu of cash, and board of director bonuses in lieu of cash. All shares are subject to performance and/or time vesting terms and forfeiture if such terms are not timely achieved.
(6)	Issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to four accredited investors in private placement, one of whom is a family member of our Executive Chairman.
(7)	Issued to one holder of Series A Preferred Stock.
(8)	Cashless exercise of service warrant by Checkmate Capital Group, exercised per the terms of their Warrant Agreement. In the exercise, Checkmate forfeited and retired 41,429 warrants.
(9)	Issued to two holders of Series A Preferred Stock.
(10)	Issued to 14 holders of Series B Preferred Stock.
(11)	Issued to Redstone Communications for general consulting services.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11 for detailed information and tables.

ITEM 6: [RESERVED]

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

In August 2021, the Food & Drug Administration (FDA) cleared our Investigational New Drug (IND) application to commence Phase 1 clinical trials for CycloSam® as a treatment for cancer that has metastasized to the bone from the breast, lung, prostate, and other organs. We initiated this trial at our first site (Houston, TX) in November 2021, and dosed our first patient in this open-label, dose escalating study in April 2022. As of March 15, 2024, we have dosed a total of five patients, which includes completion of the first two cohort groupings in this study. This phase of our clinical trials is expected to conclude in 2024, subject to timely funding, at which time we expect to seek approval from the FDA to commence Phase 2 efficacy trials of CycloSam®.

Also in August 2021, the FDA granted Orphan Drug Designation for the use of CycloSam® to treat a primary bone cancer called osteosarcoma, a devastating disease that mostly affects children and young adults, and in January 2022, the FDA granted us Rare Pediatric Disease Designation for that indication. Although patients with osteosarcoma or Ewing’s sarcoma are eligible to participate in our initial Phase 1 trial, we anticipate filing separate indication-specific protocol(s) to our IND in the future, subject to funding, to commence clinical trials specifically for these primary, pediatric bone cancers. Pursuing clinical trials and a possible treatment for osteosarcoma is an important mission for the Company. We are also looking at how CycloSam® can be used to treat the debilitating pain from cancer that has metastasized to the bone and may seek to initiate a separate study for that important indication in the near future.

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

Merger Agreement. On February 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Telix Pharmaceuticals Limited, a public limited company registered under the laws of the Commonwealth of Australia (“Telix”), and certain subsidiaries of Telix established for the purpose of completing a reverse triangular merger with a second forward merger (collectively, the “Merger”). Pursuant to the Merger Agreement, QSAM stockholders will receive (i) $33.1 million in Telix ordinary shares (“Telix Shares”) or cash, less an adjustment amount equal to QSAM’s indebtedness and certain of its payables as of the merger closing (the “Closing Consideration”), and (ii) contingent value rights (“CVRs”) to receive future payments of up to $90 million upon the achievement of four clinical and commercial milestones within ten years of closing.

Prior to closing the Merger, we will effect a reverse stock split of our common stock in a ratio between 1:1000 and 1:2000. Each whole share of QSAM common stock outstanding after the reverse split will be entitled to receive Telix Shares and CVRs in the Merger. Any remaining fractional shares of QSAM common stock resulting from the reverse split will be exchanged for cash and CVRs. As a result of the reverse split and the Merger, all of our stockholders will receive, for each share of QSAM common stock held prior to the reverse split, Telix Shares or cash with a value equal to such share of QSAM common stock’s pro rata share of the Closing Consideration and one CVR.

Telix Shares issued to our stockholders will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), but will be issued pursuant to an exemption to the registration requirements thereunder. The Telix Shares will be subject to resale restrictions under Rule 144 of the Securities Act.

Our stockholders representing greater than a majority of the total voting stock of the Company have already approved the merger. Closing, however, is subject to various conditions set forth in the Agreement including, among others, the filing of a definitive information statement pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended (the “Information Statement”). The merger cannot be closed until 20 days after the mailing of the Information Statement to our stockholders. Upon the closing of the Merger, we will de-list from the OTC Markets and will file a Form 15 to cease reporting under the Securities Exchange Act of 1934, as amended. There is no guarantee that all closing conditions required to close the Merger will be achieved, or that the Merger will close on the terms described herein.

The Company filed a Form 8-K with the SEC on February 8, 2024, providing a more detailed description of the Merger, the Merger Agreement, the CVR Agreement and other transactions and agreements to be conducted pursuant to and in connection with the Merger, as well as filing the Merger Agreement as an exhibit thereto. Shareholders are encouraged to review that Form 8-K filing.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, we recorded no revenue from operations.

For the year ended December 31, 2023, we recorded a net loss from operations of $4,393,126, a decrease of $1,088,165 (19.9%) from our net loss from operations of $5,481,291 in 2022. Basic and diluted net loss per share was $1.69 and $3.61 for the years ended December 31, 2023 and 2022, respectively. The primary reasons for the decrease in the net loss for 2023 over 2022 were as follows:

(1) FY 2023 decrease in compensation and related expenses of $1,898,283 is driven by a decrease in Employee Stock Option Expense of $1,213,589, a decrease in wages and taxes of $672,674, and a decrease in Board of Directors Fee expenses of $11,909.

(2) FY 2023 decrease in General & Administrative costs of $28,617 is driven primarily by a decrease in filling fees of $63,426, offset by an increase in travel of $14,974 and franchise tax of $12,554, and an increase in patient marketing of $12,500.

(3) FY 2023 increase in Other Expenses of $430,507 is driven primarily by inducement interest of $397,928 resulting from the modification of exercise prices of warrants and conversion prices of preferred stock in 2023, a decrease in the gain on conversion of convertible debt of $54,288, and offset by a decrease in loan interest of $28,562.

(4) FY 2023 increase in Professional Fees of $270,647 is primarily driven by an increase in stock based consulting expense of $370,142, offset by a decrease in investor relations service expense of $137,945.

(5) FY 2023 increase in Research and Development of $137,581 is driven by an increase in vendor expenses related to the clinical trial enrolling multiple patients during 2023.

Financial Condition, Liquidity and Capital Resources

For the year ended December 31, 2023, cash increased by $1,161,111 from $225,276 as of December 31, 2022 to $1,386,387 at the end of 2023. This increase was primarily the result of cash provided by financing activities of $4,009,247, inclusive of a $2,000,000 option fee paid by Telix upon the signing of a term sheet for the Merger, as further described below (the “Telix Option Fee”), offset by cash used in operating activities of $2,848,136.

Net cash used by operating activities was $2,848,136 for the year ended December 31, 2023, which reflected our net loss during the period of $4,393,126, non-cash adjustments of $1,678,920, a net decrease in operating liabilities of $204,415, and a net increase in operating assets of $70,485. The majority of non-cash adjustments consists of $392,405 of stock-based compensation to employees and directors, $852,257 of stock-based compensation for services, $36,332 of amortization of debt issuance costs, and inducement expense of $397,928 related to the repricing of warrants and preferred stock. Net cash provided by financing activities was $4,009,247 for the year ended December 31, 2023, which reflected the proceeds received from the issuance of common stock of $914,246, the Telix Option Fee of $2,000,000, and proceeds from warrant exercises of $1,095,001. Net cash used in investing activities during the year ended December 31, 2023 consisted of $0.

At December 31, 2023, our cash totaled $1,386,387. Our cash is currently held at large U.S. banks.

On November 14, 2023, we signed a non-binding term sheet with Telix with respect to the Merger. Upon execution of that term sheet, Telix paid us $2,000,000 as an Option and Pre-Closing Collaboration Fee, among other reasons, to assure 60 days of exclusivity as they completed their due diligence and the parties negotiated the definitive Merger Agreement (the “Telix Option Fee”). If the Merger does not close, the Telix Option Fee will be automatically converted to QSAM common stock at a price of $6.70 per share. The exclusivity period granted in return for the Telix Option Fee was extended on January 11, 2024 for an additional 30 days for no additional consideration. On February 7, 2024, we signed the definitive Merger Agreement with Telix, and are currently working to close the Merger in the first half of 2024. We believe we have sufficient capital to continue operations through the estimated closing date of the Merger and to cover significantly all closing expenses. As part of the Merger Agreement, Telix agreed to assume up to $500,000 of our closing expenses. Our current focus and strategy is to complete the Merger in a timely manner. If the Merger does not close, or closing is delayed significantly beyond the estimated timeframe, we will need to raise additional capital to support operations through the coming year. There is no guarantee that we can complete any future capital offerings on terms suitable to the Company and its shareholders if at all. As a result, there is substantial doubt about our ability to operate as a going concern. See “Note 2 – Basis of Presentation and Going Concern” in our consolidated financial statements.

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2023. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months, assuming the Merger does not close. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue as a going concern is dependent on the success of management’s plans, which is not guaranteed. The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes the recent sale of common stock in the fourth quarter of 2023, the common stock and warrant offering completed in March 2023, the Series B Preferred Stock offering in the first quarter of 2021, the exercise of warrants issued in connection with the Series B offering, and also the convertible debt offering conducted in the fourth quarter of 2021. If the Merger does not close, management expects expenses to increase in 2024 as our drug technology advances through clinical trials, and as a result, we will need to raise additional capital to support these operations. Further, if the Merger does not close, we will still have significant legal and other closing expenses to pay which could jeopardize our ability to continue to operate the Company. There is no assurance that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. Management believes that it has cash to support operations into the second quarter of 2024. If the Merger does not close and we are not successful in raising additional capital, we may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

Since 2020, we have completed approximately $7 million in total equity and debt funding in multiple offerings, not including the Telix Option Fee, as follows:

Common Stock Offering. In the third quarter of 2023, the Company issued 176,470 shares of common stock to three accredited investors, one of whom is a family member of our Executive Chairman, for a total of $600,000 in funding. In December 2023, a fourth investor purchased 50,000 shares of common stock for $250,000, which funds were received in early January 2024. We issued these shares pursuant to an exemption to the registration requirements thereunder, and more specifically, Section 4(a)(2) of the Securities Act.

Common Stock and Warrant Unit Offering. On March 31, 2023, we closed a total of $2.86 million in a common stock and warrant unit offering, which consisted of 381,500 shares of common stock at $4.50 and 381,500 two-year common stock warrants (the “Warrants”) which were all exercised. The Warrants originally had an exercise price of $6.00 per share, but on March 31, 2023, our Board approved a reduction of the price to $3.00 as an inducement to immediate exercise of the Warrants. All Warrant holders exercised at this reduced price, which raised an additional $1.14 million for the Company, inclusive of $342,669 in subscription receivables which were received in April 2023. We issued these shares and warrants pursuant to an exemption to the registration requirements thereunder, and more specifically, Section 4(a)(2) of the Securities Act.

Series B Financing. In January 2021, the Company closed a Series B Convertible Preferred Stock private placement (the “Series B Offering”) and issued a total of 2,500 shares at a price of $1,000 per share, raising an aggregate amount of $2.5 million, inclusive of $156,000 in debt conversion. The Series B Offering, which commenced in 2020, was led by Checkmate Capital Group, LLC, a California based investment firm focused on biotechnology and other technology investments. As of December 31, 2023, after the conversion of 991 shares of Series B Stock plus $53,061 of accrued dividends in 2022 for 164,134 shares of common stock, there were 1,509 shares of Series B Stock outstanding.

In October 2023, all 14 remaining holders of Series B Stock signed Exchange Agreements with the Company providing for the automatic exchange of all their remaining shares of Series B Stock plus all accrued dividends for common stock at a price of $3.00 per share in the instance the Company listed its shares on Nasdaq or signed an agreement to be acquired. In connection with the signing of the Merger Agreement, on February 6, 2024, all 1,509 shares of Series B Stock plus $468,364 in accrued dividends were exchanged for 658,968 shares of common stock. Currently no shares of Series B Stock remain outstanding.

Warrant Conversion. In connection with the Series B Offering, we issued in 2021 approximately 150,000 common stock warrants, which were originally exercisable prior to July 8, 2021 at an exercise price of $14.00 per share, and later modified by our Board to expire on October 15, 2021 and be exercisable at $10.00 per share. As of October 15, 2021, seven holders of the Series B warrants exercised those warrants and received a total of 46,786 common shares for total consideration to the Company of $467,858.

Convertible Note Financing. In the fourth quarter of 2021, we entered into convertible note purchase agreements with eight accredited investors, pursuant to which we issued an aggregate of $605,000 of 6% annual interest convertible notes (the “Notes”). The Notes were due to mature on December 31, 2023 and were convertible into shares of common stock of the Company in the event of future equity financing of $5 million or greater, Nasdaq uplisting, or at the discretion of the noteholders. In connection with the Notes offering, the Company issued warrants to the noteholders, with each warrant convertible into one share of common stock at an exercise price of $24.00 per share beginning from the date of the warrant until October 31, 2022, all of which expired without exercise. In the fourth quarter of 2022, two note holders converted $132,932 of principal and interest on their notes into 22,155 shares of common stock, at a reduced conversion price approved by the Board of $6.00. In the first quarter of 2023, the remaining holders converted $519,712 of principal and interest on their notes into 148,621 shares of common stock, at a reduced conversion price approved by the Board of $3.50, and the two holders who converted in 2022 received an additional 15,825 shares to “make whole” their prior conversion at a higher price. Due to the inducement to the reduced conversion price, the Company recorded $397,937 of inducement interest expense to other income and expenses. The fair value of the shares issued for the conversion as of March 31, 2023 was $594,484 based on the stock price of $4.00 as of March 31, 2023.

During the year ended December 31, 2023 and 2022, the Company recorded interest expense related to the amortization of the discount of $0 and $36,322, respectively. As of December 31, 2023 and December 31, 2022, unamortized debt discount was $0 and $36,322, respectively.

Prior Offering

Series A Preferred Stock Financing. The Company raised $600,000 in a Series A 6% Convertible Preferred Stock (the “Series A Stock”) from two accredited investors in November 2015 and January 2016, respectively. The Series A Stock bears a 6% dividend per annum, calculable and payable per quarter in cash or additional shares of common stock as determined in the Certificate of Designation. The Series A Stock was originally convertible at $6.50 per share at the discretion of the holders and contains price protection provisions in the instance that we issue shares at a lower price, subject to certain exemptions. The price has been reset several times since the issuance of the Series A Stock. As of December 31, 2023, as a result of the 2023 private placement offering and warrant exercise inducement, the conversion price was $3.00 per share. Series A Stockholders also received other rights and protections including piggy-back registration rights, rights of first refusal to invest in subsequent offerings, security over our assets (secondary to our debt holders), and certain negative covenant guaranties that we will not incur non-ordinary debt, enter into variable pricing security sales, redeem or repurchase stock or make distributions, and other similar warranties. The Series A Stock has no voting rights until converted to common stock.

The Series A Stock was redeemable on December 31, 2023, pursuant to a March 31, 2023 modification agreement signed by both Series A Stockholders. In November 2023, the two Series A Stockholders signed conditional conversion agreements with the Company providing that in the instance the Company lists on Nasdaq or is acquired, all remaining shares of Series A Stock plus all accrued dividends would be automatically converted to common stock at $3.00 per share, and extending the redemption period to December 31, 2024. As of December 31, 2023, 240 shares of Series A Stock remained outstanding plus $268,800 of accrued dividend payments. As of February 8, 2024, the Series A Stockholders unilaterally converted all remaining shares of Series A Stock plus all dividends into 170,184 shares of common stock. There are currently no shares of Series A Stock outstanding.

All shares and promissory notes in these offerings were sold pursuant to an exemption from the registration requirements of the Securities Exchange Commission under Section 4(a)(2) of the Securities Act and/or Regulation D to accredited or sophisticated investors who completed questionnaires confirming their status. Unless otherwise described in this Annual Report, reference to “restricted” common stock means that the shares have not been registered and are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

Cash and Working Capital

We have incurred negative cash flows from operations since inception. As of December 31, 2023, we had an accumulated deficit of $40,158,601 and negative working capital of $672,348.

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

Accrued Research and Development Expenses

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our expense accruals for contract research, contract manufacturing and other contract services are based on estimates of the fees associated with services provided by the contracting organizations. Payments under some of the contracts we have with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time-period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Subsequent changes in estimates may result in a material change in our accruals.

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

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2023.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures are designed only to provide reasonable assurance, and no matter how well designed and operated, there can be no assurance that disclosure controls and procedures will operate effectively in all circumstances. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2023, the Company’s disclosure controls and procedure were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO, version 2013, as discussed below.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. Management notes that the Company signed a merger agreement with Telix on February 7, 2024, and expects the transaction to close in the first half of 2024 and as such, the Company will have the available resources in order to hire additional personnel to expand the finance and accounting department in order to mitigate the material weakness noted above if required at such time.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2023 other than noted above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

There was no other information required to be disclosed in the fourth quarter of 2023 that was not filed by the Company in a Current Report on Form 8-K.

ITEM 9C: DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

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

Name	Positions Held	Age	Date of Election or Designation	Date of Termination or Resignation

C. Richard Piazza	Executive Chairman	77	November 2020	*

Douglas R. Baum	Chief Executive Officer & Director	57	January 2020 (1)	*

Adam King	Chief Financial Officer	39	December 2021	*

Christopher Nelson	General Counsel & Executive VP	54	July 2014 (2)	*

Charles J. Link, Jr.	Director	64	February 2021	*

Adriann Sax	Director	63	January 2022	*

(1)	Mr. Baum was appointed director in January 2020 and CEO in November 2020.
(2)	Mr. Nelson served in multiple roles since 2014 including, CEO, President and Director. He has held the role of General Counsel since 2015 and EVP since 2023.

Business Experience

C. Richard Piazza, Ph.D. – Executive Chairman. Mr. Piazza was appointed as a member and the Executive Chairman of the board of the Company in November 2020. Mr. Piazza also served from 2017 until January 2024 as President and CEO of IGL Pharma Inc., the licensor of CycloSam®, and a consultant to IsoTherapeutics Group, LLC, the inventors of the technology. Mr. Piazza also currently serves on the board of directors of NovaScan LLC, a privately-held cancer detection and diagnostics company. Prior to his work with IGL Pharma, from 2014 to 2016, he was CEO of SynVivo, Inc., a cancer diagnostics company. Mr. Piazza has more than 48 years of healthcare experience in both medical devices and pharmaceutical/biotech and has led several technology companies to market success including numerous FDA approvals in both sectors. Previously, he served in general management positions in both public and private international companies including Ohmeda, Smith & Nephew Pharmaceuticals, Marquest and VitaGen (world’s first bioartifical liver). Over his career, he has provided advisory services to some of world’s leading institutions including MD Anderson Cancer Center, Baylor College of Medicine, University of California San Diego, University of Chicago and Kings College Hospital (London). In 2019, he co-founded QSAM Therapeutics, Inc. with Douglas Baum, our CEO. Mr. Piazza obtained a BS in Economics and a BS in Speech Pathology from the State University of New York and MA & PhD in Economics from the University of Buffalo and Leeds University.

We believe Mr. Piazza is qualified to serve on our board of directors due to his significant experience in the pharmaceutical and biotech industry, and his experience serving on the boards and in senior management positions in several publicly traded companies.

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

Christopher Nelson – General Counsel and Executive Vice President – Business Development. Mr. Nelson has been General Counsel of the Company since 2015, and was also one of its directors from 2016 to January 2022, and President from 2016 to November 2020. In 2023, Mr. Nelson also assumed the expanded role of EVP – Business Development. In these roles, he has overseen corporate and governance legal matters, finance and business development for the Company. He has also served since 2016 as Managing Director of GreenBlock Capital LLC in Palm Beach, Florida, a boutique mergers and acquisitions advisory firm specializing in bio-technology, ag-technology and similar sector business combination transactions; and from 2019 to 2022, as General Counsel for Earth Property Holdings, LLC, a private equity-backed company engaged in soil health and compost manufacturing in Texas and Florida. Mr. Nelson has practiced law in Florida for over 28 years, and during that time has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Early in his career, Mr. Nelson was an associate with Greenberg Traurig PA, and with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law, and is an active member of the Florida Bar.

Adam King, CPA – Chief Financial Officer. Mr. King currently serves as CFO for the Company, a part-time position he has held since December 6, 2021. Mr. King is the founder and CEO of King Consulting Group, where he provides a range of financial and reporting services for clients that include Vice President of Finance for large private equity-backed international companies to CFO of small start-ups. Before founding King Consulting Group in January 2021, Mr. King was the CFO for Netsertive, a venture-backed digital marketing company in Research Triangle Park, North Carolina. From 2016 to 2018, he was the Office Managing Audit Director for BDO’s Greenville, SC office, in addition to Audit Director in Raleigh, NC, and Boston. While at BDO, Mr. King worked with various clients, from Tech and Life Science start-ups to large billion-dollar publicly traded companies. Before his time at BDO, he served as the Director of Revenue Assurance and Internal Controls at Bandwidth.com and an Audit Manager at Ernst & Young. Mr. King holds a Bachelor of Science in Accounting from Elon University and is a CPA in Raleigh, NC. In October 2019, Mr. King and his wife filed for personal bankruptcy under chapter 13 of the United States Bankruptcy Code due to extensive medical expenses incurred by the family in connection with their child’s medical diagnosis and treatment. The repayment plan was completed in full in March 2022.

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

Ms. Sax’s extensive experience in biotech and life sciences, serving in leadership, operational, business development, and board of director roles for both Fortune 100 and start-up companies qualifies her to serve on our board of directors.

Other Key Employees and Advisors

Namrata Chand – VP Operations. Age 44. Ms. Chand has held the position of VP - Operations with the Company since November 2020. Ms. Chand brings 20 years of experience and a diverse foundation in administration, marketing, operations and business development within non-profit and for-profit sectors. Initially focusing her career in large organizations, she held leadership positions in marketing and corporate relations at Nestle, Beam Suntory, Aetna and BFAS, a leading national animal welfare organization, to build brand awareness, improve operational efficiency and drive overall growth. Ms. Chand later entered the life science space and joined La Jolla Capital Partners in 2011 where she assisted small to midsize healthcare companies through various stages of development with special emphasis on capital formation, operations, supply chain, clinical trials, marketing and business development. Most recently, Ms. Chand led Investor Relations and Business Development for Ryca International, an innovative dental product company that entered into a joint venture with a leading global MedTech company. In addition to leading operations at the Company, Ms. Chand serves on the Advisory Board of a number of early-stage biotech companies.

Barry Sugarman – Scientific Advisor. Age 66. Mr. Sugarman has held the position of senior regulatory and scientific advisor with the Company since November 2020. Mr. Sugarman has over 30 years of experience spanning public and private companies in the pharmaceutical, medical device, dietary supplement and cosmetic industries. Mr. Sugarman has considerable direct experience in pharmaceutical product development, manufacturing, clinical trials, regulatory affairs, FDA and government relations, marketing, and distribution; as well as Good Manufacturing Practices (GMP’s), Good Clinical Practices (GCP’s), Good Laboratory Practices (GLP’s), and International Conference for Harmonization (ICH) requirements. He is an author and co-author of numerous FDA filings and approvals including Investigational New Drug Applications, New Drug Applications, Abbreviated New Drug Applications, and Medical Device Applications 510(k)’s. Mr. Sugarman is a member of the Regulatory Affairs Professional Society, American Association of Pharmaceutical Scientists, Association of Clinical Research Professionals, and the National Association of Corporate Directors. He is a co-author of “Prompt, Accurate Diagnosis of Pediatric Cancer and Leukemia for Pediatricians, Orthopedists, and Family Practitioners” (2007).

Richard “Keith” Frank – Scientific Advisor. Age 68. Dr. Frank has served as scientific advisor to the Company since April 2020. Since 2006, he has served as CEO, President and co-founder of IsoTherapeutics LLC, a radiopharmaceutical R&D and contract manufacturing company that invented CycloSam® and provides services for both large and small biotechnology companies. He also serves as Chairman of IGL Pharma, Inc., the Company’s licensor of CycloSam®. Prior to these positions, Dr. Frank spent over 20 years in numerous senior scientific positions at Dow Chemical Company. At Dow, he was a collaborator in the development of bone-seeking radiopharmaceuticals Quadramet (Sm-153-EDTMP) and STR (Ho-166-DOTMP). Additionally, Dr. Frank was the lead inventor of Iotrex™ for use in the GliaSite® Radiation Therapy System. He also initiated and was the technical leader of Dow’s ChelaMedSM Radiopharmaceutical Services offering.

Jaime “Jim” Simon – Scientific Advisor. Age 70. Dr. Simon has served as scientific advisor to the Company since April 2020. Since 2006, he has served as Vice President and Chief Science Officer, and co-founder of IsoTherapeutics LLC, a radiopharmaceutical R&D and contract manufacturing company that invented CycloSam® and provides services for both large and small biotechnology companies. Prior to co-founding IsoTherapeutics, Dr. Simon spent over 25 years as a senior scientist at Dow Chemical Company where his initial proposals led to the creation of Dow’s radiopharmaceutical group. At Dow, Dr. Simon was the lead inventor for all bone agent patents including Sm-153-EDTMP and Ho-166-DOTMP. Dr. Simon has been involved in numerous FDA submissions for clinical trials, and has coordinated the radioisotope activities at the University of Missouri Research Reactor (isotope production), the University of Missouri Veterinary School (dog studies), and The Harry S. Truman Veterans Administration Hospital (human clinical studies).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares (“Insiders”) are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. The Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2023, we have determined that all Insiders except the following timely filed their reports under Section 16(a):

1.	Adam King was delayed in filing his Form 3 in connection with assuming the position of Chief Financial Officer with the Company. Mr. King was further delayed in filing his Form 4 reporting (i) the award of certain stock options in connection with his hiring, (ii) the award of restricted stock under a stock award agreement, and (iii) the award of shares upon conversion of deferred salary;

2.	Checkmate Capital Group, LLC, Paschall Charles Thomas, Checkmate Strategic Capital Holdings, LLC Checkmate Strategic Capital 2, LLC (filing as a “group” as defined in Section 13(d) of the Exchange Act) were delayed in filing two Form 4s, one in connection with the acquisition of warrants and another in connection with conversion of those warrants.

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

Compensation Committee. Our Compensation Committee is currently comprised of Douglas Baum and Dr. Link, of whom only Dr. Link is an independent director under the board independence standards. The Compensation Committee formally instituted its governance procedures in 2017, and actively oversees all executive-level salary and compensation matters for the Company.

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

Code of Ethics

On January 13, 2022, we adopted a revised code of ethics for our principal executive and financial officers, directors and employees. Our code of ethics, as amended, was posted to our website (www.qsambio.com) on January 13, 2022, updating a prior version that was originally posted as of November 2015. On January 13, 2022, we also adopted a Policy on Insider Trading. Pursuant to new rules promulgated by the SEC, we adopted an amendment to the Policy on Insider Trading effective March 14, 2024.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2023 and 2022 for the following persons (“Names Executive Officers”):

(i)	our principal executive officer, or other individual serving in a similar capacity during the fiscal year 2023 and 2022;
(ii)	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023, and 2022; and
(iii)	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2023.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($) (g)	Total Earnings ($) (h)

C. Richard Piazza,	2023	$125,000	-	$361,380	-	-	-	-	$486,380
Executive Chairman (1)	2022	$163,021	-	$188,949	$116,500	-	-	-	$468,470

Douglas Baum,	2023	$125,000	-	$361,380	-	-	-	-	$486,380
CEO and Director (2)	2022	$170,833	-	$180,733	$116,500	-	-	-	$468,066

Christopher Nelson,	2023	$100,000	-	$231,825	-	-	-	-	$331,825
General Counsel (3)	2022	$133,333	-	$131,442	$116,500	-	-	-	$381,275

Adam King,	2023	-	-	$114,748	-	-	-	$282,000	$396,748
CFO (4)	2022	-	-	-	$117,000	-	-	$208,200	$325,200

(a)	Salaries include those amounts paid and accrued as an expense on the books of the Company.
(c)(d)	Stock and Option Awards are calculated based on the face value of awards as of the date of grant.

(g)	Other Compensation is comprised of consulting fees.

(1)	Per a November 14, 2022 amendment to his employment agreement, Mr. Piazza accepted as payment in full for $239,583 in deferred salary that had accrued through September 30, 2022, a cash amount of $47,917 and 53,241 shares of common stock, subject to restrictions and forfeiture. On June 23, 2023, the Board approved an issuance of 72,276 shares of common stock as additional compensation in the amount of $361,380 subject to vesting and forfeiture as provided in his issuance agreement. As of December 31, 2023, these shares were issued and outstanding, but had not yet vested.
(2)	Per a November 14, 2022 amendment to his employment agreement, Mr. Baum accepted as payment in full for $229,167 in deferred salary that had accrued through September 30, 2022, a cash amount of $45,833, which was not paid as of December 31, 2022, and 50,926 shares of common stock, subject to restrictions and forfeiture. On June 23, 2023, the Board approved an issuance of 72,276 shares of common stock as additional compensation in the amount of $361,380 subject to vesting and forfeiture as provided in his issuance agreement. As of December 31, 2023, these shares were issued and outstanding, but had not yet vested.
(3)	Per a November 14, 2022 amendment to his employment agreement, Mr. Nelson accepted as payment in full for $166,667 in deferred salary that had accrued through September 30, 2022, a cash amount of $33,333, which was not paid as of December 31, 2022, and 37,037 shares of common stock, subject to restrictions and forfeiture. On June 23, 2023, the Board approved an issuance of 46,365 share of common stock as additional compensation in the amount of $231,825 subject to vesting and forfeiture as provided in his issuance agreement. As of December 31, 2023, these shares were issued and outstanding, but had not yet vested.
(4)	Mr. King was appointed to the position of interim CFO in December 2021, and was compensated as an independent contractor during 2023 and 2022. He serves as CFO in a part-time role. On June 23, 2023, the Board approved an issuance of 20,910 shares of common stock as additional compensation in the amount of $104,550 subject to vesting and forfeiture as provided in his issuance agreement. As of December 31, 2023, these shares were issued and outstanding, but had not yet vested. Mr. King also agreed and the board approved to convert two invoices for services in the amount of $10,200 to 2,040 shares of fully vested common stock.

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

Under the amended agreement, Mr. Piazza is entitled to receive regular company benefits, including annual bonuses and salary increases, participation in management incentive plans involving cash or stock bonuses ranging from 25% and 125% of base salary, vacations, sick leave and PTO. Mr. Piazza is also entitled to receive a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 1.75% of the consideration received by the Company, which will be triggered by the Merger closing. If he is terminated for cause, as defined in the agreement, or he leaves the employment of the Company on his own volition, Mr. Piazza shall receive salary and benefits that have accrued up to the date of termination. If he is terminated without cause or following a material change, as defined in the agreement, Mr. Piazza will receive salary through the date of termination plus a pro-rated portion of bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest immediately, and base salary and healthcare benefits will continue for 24 months. Mr. Piazza also agreed to a 12 month non-compete / non-solicitation, and signed a separate Proprietary Information and Inventions Agreement with his employment agreement which assigns to the Company any intellectual property developed by him during his employment.

Douglas Baum, CEO. Mr. Baum signed his employment agreement with the Company on November 1, 2020, with an effective date of November 6, 2020. This agreement was amended and restated on December 6, 2021, and then amended again on November 14, 2022. The term is three years from December 2021, with extensions at the agreement of the parties. His base salary, as amended, is $300,000 per year, however, that base salary will not commence until the Company successfully raises a minimum of $7.5 million in a single offering. He is currently receiving an annualized base salary of $125,000 until the Company raises $2 million, at which time the annualized base salary will be increased to $160,000, and then increased again to $225,000 upon the Company raising $5 million. Pursuant to the November 14, 2022 amendment, Mr. Baum accepted as payment in full for $229,167 in deferred salary that had accrued through September 30, 2022, a cash amount of $45,833, which was paid in December 2023, and 50,926 shares of common stock, subject to restrictions and forfeiture.

Under the amended agreement, Mr. Baum is entitled to receive regular company benefits, including annual bonuses and salary increases, participation in management incentive plans involving cash or stock bonuses ranging from 25% and 125% of base salary, vacations, sick leave and PTO. Mr. Baum is also entitled to receive a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 1.75% of the consideration received by the Company, which is triggered by the Merger closing. If he is terminated for cause, as defined in the agreement, or he leaves the employment of the Company on his own volition, Mr. Baum shall receive salary and benefits that have accrued up to the date of termination. If he is terminated without cause or following a material change, as defined in the agreement, Mr. Baum will receive salary through the date of termination plus a pro-rated portion of bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest immediately and salary and healthcare benefits will continue for 24 months. Mr. Baum also agreed to a 12 month non-compete / non-solicitation, and signed a separate Proprietary Information and Inventions Agreement with his employment agreement which assigns to the Company any intellectual property developed by him during his employment.

Christopher Nelson, General Counsel and EVP. Mr. Nelson initially signed his employment agreement in 2017, which was renewed on a year-to-year basis on April 1 each year. On December 6, 2021, Mr. Nelson signed an amended and restated employment agreement with the Company providing for a term of three years, with extensions at the agreement of the parties. This agreement was amended again on November 14, 2022. His base salary, as amended, is $225,000 per year, however, that base salary will not commence until the Company successfully raises a minimum of $7.5 million in a single offering. He is currently receiving an annualized base salary of $100,000 until the Company raises $2 million, at which time the annualized base salary will be increased to $125,000, and then increased again to $170,000 upon the Company raising $5 million. Pursuant to the November 14, 2022 amendment, Mr. Nelson accepted as payment in full for $166,667 in deferred salary that had accrued through September 30, 2022, a cash amount of $33,333, which was paid in December 2023, and 37,037 shares of common stock, subject to restrictions and forfeiture.

Under the amended agreement, Mr. Nelson is entitled to receive regular company benefits, including annual bonuses and salary increases, vacations, sick leave and PTO. As amended per a July 26, 2023 Director’s resolution, Mr. Nelson is also entitled to receive a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 1% of the consideration received by the Company, which is triggered by the Merger closing. If he is terminated for cause, as defined in the agreement, or he leaves the employment of the Company on his own volition, Mr. Nelson shall receive salary and benefits that have accrued up to the date of termination. If he is terminated without cause or following a material change, as defined in the agreement, Mr. Nelson will receive salary through the date of termination plus a pro-rated portion of bonus that would be earned during the full year when the termination became effective (or a lump sum of 50% of the full target bonus), all stock options shall vest immediately and salary and healthcare benefits will continue for 18 months. Mr. Nelson also agreed to a 12 month non-compete / non-solicitation, and signed a separate Proprietary Information and Inventions Agreement with his employment agreement which assigns to the Company any intellectual property developed by him during his employment.

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

Outstanding Option and Stock Awards

The following table presents information concerning unexercised options and unvested restricted stock awards for the named executive officers outstanding as of December 31, 2023.

Outstanding Option and Stock Awards

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
C. Richard Piazza	3,125	-	-	$14.40	8/21/31	-	-	-	-
Executive Chairman	12,500	-		$10.00	3/3/32	-	-	-	-
						72,276	$361,380

Douglas Baum	200	-	-	$20.00	1/14/2025	-	-	-	-
CEO and Director	3,125	-	-	$14.40	8/24/31	-	-	-	-
	12,500	-	-	$10.00	3/3/32	-	-	-	-
						72,276	$361,380

Christopher Nelson	255	-	-	$20.00	7/30/24	-	-	-	-
General Counsel	60	-	-	$20.00	11/17/25	-	-	-	-
	2,875	-	-	$14.40	8/24/31	-	-	-	-
	12,500	-	-	$10.00	3/3/32	-	-	-	-
						46,365	$231,825

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, stock appreciation rights and common stock awards*	Weighted-average exercise price of outstanding options, stock appreciation rights and common stock awards	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	149,700	$10.27	131,198
Equity compensation plans not approved by security holders	911	$35.65	3,086
Total	150,611		134,284

*	Information provided as of December 31, 2023.

Director Compensation

On January 21, 2022, the Board approved a plan of compensation for independent directors, which provides: an annual retainer of $30,000; additional annual fees of $20,000, $15,000 and $10,000 for serving as Chair of the Audit Committee, Compensation Committee and Nominating & Governance Committee, respectively; and annual fees of $7,500, $5,000 and $3,500 for serving as members of the Audit Committee, Compensation Committee and Nominating & Governance Committee, respectively. Upon appointment to our Board, non-employee directors receive 6,250 stock options, exercisable for 10 years at a price equal to the closing price of our common stock on the date of appointment, and vesting 50% in 12 months and the balance in 24 months. Additional annual option and restricted stock awards are granted at the discretion of the Compensation Committee. All cash fees are annual and accrue quarterly.

On May 23, 2023, the Board approved annual bonus payments for employees and directors payable in common stock of the Company. Pursuant to these resolutions, each of Charles Link and Adriann Sax, independent directors, received 10,455 shares of common stock. These shares vest 50% upon the closing of Company’s Nasdaq uplisting if within 3 years, 50% in eight quarterly installments commencing on the sooner of Nasdaq uplisting or 12 months after issuance, and all vest upon a sale or merger of the Company. In August 2023, the Board approved a transaction bonus to Dr. Link in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 0.75% of the consideration received by the Company, which is triggered by the Merger closing.

In 2022, the Board approved the following additional stock and stock options issuances to past and present directors:

●	On January 15, 2022, Joel Mayersohn received a stock grant of 10,000 common shares for his prior services on the Board.

●	On January 25, 2022, Adriann Sax received a grant of 6,250 stock options exercisable at $8.00, and vesting half on January 25, 2023, and the balance on January 25, 2024. The options are exercisable for 10 years following the grant date.

●	On March 3, 2022, Adriann Sax received a grant of 18,750 stock options exercisable at $10.00, and vesting half on March 3, 2023, and the balance on March 3, 2024. The options are exercisable for 10 years following the grant date.

●	On February 21, 2022, Dr. Link received a grant of 25,000 stock options exercisable at $8.00, and all vested in 2022. The stock options are exercisable for 10 years following the date of grant.

The following table provides all fees paid to all directors in 2023, but excludes fees paid to the inside directors, Messrs. Baum and Piazza, for their services in 2023 in their respective officer capacities. Messrs. Baum and Piazza did not receive additional fees specifically for their services as directors of the Company.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles J. Link	$82,133	$52,275	$-	-	$	-	$134,408

Adriann Sax	$87,083	$52,275	$-	-	$	-	$139,358

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 15, 2024, unless otherwise noted below for the following:

●	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our Common Stock;
●	each of our named executive officers;
●	each of our directors; and
●	all our executive officers, and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Common stock subject to options exercisable on or within 60 days after March 15, 2024 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options but are not deemed outstanding for computing the percentage ownership of any other person.

The beneficial ownership of voting securities of the Company is based on 4,445,469 shares of QSAM’s Common Stock issued and outstanding as of March 15, 2024.

Name of beneficial owner	Amount beneficially owned(1)		Percent of Class Beneficially Owned(5)
5% or Greater Stockholders
David H. Clarke	733,972	(2)	16.5%
Checkmate Capital Group LLC, Checkmate Strategic Capital 2, LLC, Checkmate Strategic Capital Holdings LLC, and Charles Thomas Paschall	313,291	(3)	7.0%
Strategic Planning Assets Limited	255,370	(4)	5.7%
Named Executive Officers and Directors
C. Richard Piazza	393,487		8.8%
Douglas Baum	392,674		8.8%
Christopher Nelson	197,690		4.4%
Adam King	35,450		0.8%
Charles J. Link, Jr.	108,929		2.4%
Adriann Sax	35,455		0.8%
All Officers and Directors (as a group, 6 persons)	1,163,685		26.0%

(1) The number of shares beneficially owned includes any shares over which the person has sole or shared voting power or investment power and also any shares that the person can acquire within 60 days of March 15, 2024, through the exercise of any stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the table. For each person, the number of shares that is included in the table because the person has options to acquire the shares is set forth below.

Name	Option Shares
C. Richard Piazza	15,625
Douglas Baum	15,825
Christopher Nelson	15,690
Adam King	12,500
Charles J. Link Jr.	26,375
Adriann Sax	25,000

(2) The information is based on a Schedule 13G filed with the SEC on February 15, 2024. Mr. Clarke is the Vice-President and Director of GSB Holdings, Inc. (“GSB”) and makes investment decisions on its behalf. Further, Mr. Clarke makes investment decisions on behalf of Bounty Hunter, LLC (“Bounty Hunter”), in his capacity as its managing director and certain shares held of record by his grandson, Mr. August Gaines (“Gaines”). As such, Mr. Clarke may be deemed to be the beneficial owner of the shares of the Company held by each of GSB (621,744), Bounty Hunter (58,672) and Gaines (13,334). Except for the 40,222 shares that Mr. Clarke owns, all the remaining shares are owned by GSB, Bounty Hunter and Gaines. Mr. Clarke disclaims beneficial ownership with respect to shares of common stock of the Company not held by him. The address for each holder is 14179 Laurel Trail, Wellington, FL 33414.

(3) The information is based on a Schedule 13D filed with the SEC on February 20, 2024. The address for each holder is 595 E. Colorado Blvd., Suite 530, Pasadena, CA 91101.

(4) The information is based on a Schedule 13G filed with the SEC on February 20, 2024. The address for the holder is Rm 1201, 12/F Wing On Centre 111 Connaught Road Central, Hong Kong.

(5) The percentages shown are based on the 4,445,469 shares of our common stock outstanding as of March 15, 2024, plus the number of shares that the named person or group has the right to acquire within 60 days of March 15, 2024. For purposes of computing the percentages of outstanding shares of common stock held by each person, any shares that the person has the right to acquire within 60 days after March 15, 2024 are deemed to be outstanding with respect to such person but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. We also deemed outstanding any shares issued to officers and directors that contain a forfeiture clause.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

A transaction may be a related person transaction if any of our directors, executive officers, owners of more than 5% of our common stock, or their immediate family had a material interest in a transaction in the last fiscal year or in any currently proposed transaction in which the Company was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years. The Company engaged in or expects to engage in the following related persons transactions during the period set forth above:

C. Richard Piazza, our Executive Chairman, also served as the President of IGL Pharma Inc., the licensor of the Company’s drug technology, through 2023; and a consultant to IsoTherapeutics Group, LLC, the inventors of the technology. Mr. Piazza received a $500 monthly fee from IGL Pharma and, to our knowledge, holds options to acquire less than 1% of that company. As of January 10, 2024, the Company was informed that Mr. Piazza was no longer serving as President of IGL Pharma.

GSB Holdings, Inc., which holds approximately 14% equity in the Company, had a month-to-month Consulting Agreement with the Company through most of 2023 pursuant to which it received $12,000 and 5,000 shares of common stock per month. GSB Holdings is controlled by David H. Clarke but maintains no equity interest in GSB Holdings, Inc. The Consulting Agreement was canceled by mutual agreement of the parties as of November 30, 2023.

The Company’s Executive Chairman, CEO, General Counsel, and VP-Operations, pursuant to and subject to the terms of their respective employment agreements, and one Director pursuant to and subject to the terms of a separate agreement, are entitled to receive transaction bonuses in the instance any of the Company’s assets are sold or sublicensed or if the Company or QSAM Therapeutics, its subsidiary, is acquired, equal in the aggregate to 6.25% of the consideration received by the Company (the “Transaction Bonuses”). The Transaction Bonuses will apply to the Merger with Telix and will be calculated after payment of fees and expenses including the payment of a license fee to the Company’s licensor. The total value of these Transaction Bonuses as they apply to the Merger is currently estimated to be approximately $1,965,313 in total payments, not including any payments that may be received in the future pursuant to the CVR Agreement.

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

Director Independence

While we are not subject to NASDAQ rules, the Board uses the standards set forth by NASDAQ for determination of director independence. Our current board members consist of C. Richard Piazza, Douglas Baum, Charles Link Jr. and Adriann Sax. Two of our currently serving Board members, Dr. Link and Ms. Sax, are independent under director independence standards set forth by NASDAQ. For membership information of our audit and compensation committee, and each of their independence status, please see “Corporate Governance” beginning on page 48 of this annual report.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

CHANGE IN INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As reported on our Current Report on Form 8-K filed with the SEC on May 12, 2023, the Audit Committee approved the dismissal of D. Brooks and Associates, CPAs, P.A. (“D. Brooks”) as our independent registered public accounting firm effective as of that date.

D. Brooks’ audit reports on our consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years December 31, 2022 and December 31, 2021, and the subsequent interim period from January 1, 2023 through May 12, 2023, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between us and D. Brooks on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to D. Brooks’ satisfaction, would have caused D. Brooks to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

We previously provided D. Brooks with a copy of the disclosures above and requested that D. Brooks furnish us with a letter addressed to the SEC stating whether it agrees with the statements and, if not, stating the respects in which it does not agree. A copy of D. Brooks’s letter, dated May 12, 2023, was filed as Exhibit 16 with our Current Report on Form 8-K filed with the SEC on May 12, 2023.

On May 12, 2023, the Audit Committee approved the appointment of Assurance Dimensions, Inc. (“Assurance Dimensions”) as our independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2023. During the fiscal years ended December 31, 2022 and December 31, 2021, and the subsequent interim period from January 1, 2023 through May 12, 2023, neither we nor anyone acting on our behalf consulted Assurance Dimensions regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, in any case where a written report or oral advice was provided to us by Assurance Dimensions that Assurance Dimensions concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” within the meaning of Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed and unbilled to the Company by our independent registered public accounting firm for professional services rendered for 2023 and 2022:

Fee Category	2023	2022
Audit Fees	$100,000	$77,643
Audit-related Fees		-
Tax Fees	$-	-
All Other Fees	-	-

Audit fees - Consists of fees for professional services rendered by and paid to Assurance Dimensions in 2023 and rendered by and paid to D. Brooks and Associates CPAs, P.A. in 2022 for the audit of our annual consolidated financial statements, and the review of interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

The audit fees for 2023 and 2022 were not reviewed or approved by our Audit Committee.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements of QSAM Biosciences Inc., together with the report thereon of Assurance Dimensions, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

Page
Report of Registered Independent Public Accounting Firm (Auditor Firm ID #5036)	F-1

Report of Registered Independent Public Accounting Firm – reissuance of report of prior firm for the year ended December 31, 2022 (Auditor Firm ID #4048)	F-2

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022	F-5

Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-6

Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of February 7, 2024 by and among Telix Pharmaceuticals Limited, QSAM Biosciences, Inc., Cyclone Merger Sub I, Inc., Cyclone Merger Sub II, Inc. and David H. Clarke, including as Annex A, the form of Lock-Up Agreement, and Annex B, the form of CVR Agreement (incorporated by reference to the Form 8-K filed February 8, 2024).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Form 8-K filed December 15, 2015 and Form 8-K filed December 23, 2010)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation dated November 18, 2015 (incorporated by reference to the Form 8-K dated December 15, 2015)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation dated August 18, 2017 (incorporated by reference to the Form 8-K dated August 23, 2017)

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation of Q2Earth, Inc. (incorporated by reference to the Form 8-K dated September 11, 2020)

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation dated March 4, 2022 (incorporated by reference to the Form 8-K dated March 9, 2022)

3.6	Amended and Restated Bylaws Dated March 23, 2022 (incorporated by reference to the Company’s registration statement on Form S-1/A dated March 24, 2022)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to the Form 8-K filed November 18, 2015)

4.2	Certificate of Designation for the Series B Convertible Preferred Stock (incorporated by reference to Form 8-K dated December 31, 2020)

10.01	Original Issue Discount Senior Secured Convertible Debentures (incorporated by reference to the Form 8-K filed July 2, 2014)

10.02	Patent and Technology License Agreement and Trademark Assignment between IGL Pharma, Inc. and QSAM Therapeutics Inc., dated April 20, 2020 (incorporated by reference to the Form 8-K dated April 24, 2020)

10.03	Form of Securities Purchase Agreement for Series B Convertible Preferred Stock (incorporated by reference to the Form 8-K dated January 28, 2021)

10.04	Form of Convertible Note (incorporated by reference to the Form 8-K dated December 8, 2021)

10.05	2016 Omnibus Equity Incentive Plan (incorporated by reference in the Form 10-K filed for the year ended December 31, 2017)

10.06	First Amendment to the Patent and Technology License Agreement and Trademark Assignment between IGL Pharma, Inc. and QSAM Therapeutics Inc., dated April 20, 2020 effective November 17, 2021 (incorporated by reference to the Form 8-K dated November 30, 2021)

10.07	Amended and Restated Employment Agreement dated December 6, 2021 with C. Richard Piazza, Executive Chairman (incorporated by reference to the Form 8-K dated December 10, 2021)

10.08	Amended and Restated Employment Agreement dated December 6, 2021 with Douglas R. Baum, CEO (incorporated by reference to the Form 8-K dated December 10, 2021)

10.09	Amended and Restated Employment Agreement dated December 6, 2021 with Christopher Nelson, General Counsel (incorporated by reference to the Form 8-K dated December 10, 2021)

10.10	Amendment to Employment Agreement for the Company’s Executive Chairman dated November 14, 2022 (incorporated by reference to the Form 8-K dated November 14, 2022)

10.11	Amendment to Employment Agreement for the Company’s CEO dated November 14, 2022 (incorporated by reference to the Form 8-K dated November 14, 2022)

10.12	Amendment to Employment Agreement for the Company’s General Counsel dated November 14, 2022 (incorporated by reference to the Form 8-K dated November 14, 2022)

10.13	Form of Common Stock Securities Purchase Agreement (incorporated by reference to the Form 8-K dated September 30, 2022)

10.14	Form of Common Stock Warrant (incorporated by reference to the Form 8-K dated September 30, 2022)

10.15	Independent Director Compensation Plan (incorporated by reference to the Form 8-K dated January 28, 2022)

14	Code of Ethics Policy (incorporated by reference to the Company’s registration statement on Form S-1/A dated March 10, 2022)

19	Insider Trading Policy

21.1	Subsidiaries of the Company

31.1	302 Certification of Douglas Baum, CEO

31.2	302 Certification of Adam King, CFO

32	906 Certification

101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QSAM BIOSCIENCES, INC.

Date: March 20, 2024	By:	/s/ Douglas Baum
Douglas Baum
Director and Chief Executive Officer

Date: March 20, 2024	By:	/s/ Adam King
Adam King
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2024	By:	/s/ C. Richard Piazza
C. Richard Piazza
Executive Chairman of the Board of Directors

Date: March 20, 2024	By:	/s/ Douglas Baum
Douglas Baum
Director and Chief Executive Officer

Date: March 20, 2024	By:	/s/ Charles J. Link Jr.
Charles J. Link Jr.
Director

Date: March 20, 2024	By:	/s/ Adriann Sax
Adriann Sax
Director

Report of Registered Independent Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of QSAM Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QSAM Biosciences, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and net cash used in operating activities of $4,393,126 and $2,848,136, respectively, for the year ended December 31, 2023, and an accumulated deficit of approximately $40,158,601, respectively, as of December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter

As disclosed in Note 1, the Company signed a merger agreement with Telix Pharmaceuticals Limited on February 7, 2024, and expects the transaction to close in the first half of 2024. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2023.
Margate, Florida
March 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of QSAM Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QSAM Biosciences, Inc (f/k/a Q2Earth, Inc., and referred to as the “Company”) as of December 31, 2022, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor from 2019 to 2023.

Palm Beach Gardens, FL
March 29, 2023

QSAM BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$1,386,387	$225,276
Prepaid expenses and other assets	68,860	139,345
Other assets	250,000	-
Deferred offering costs	-	-
TOTAL CURRENT ASSETS	1,705,247	364,621

TOTAL ASSETS	$1,705,247	$364,621

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$569,851	$745,011
Accrued payroll and related expenses	-	79,166
Accrued Series B preferred stock dividends	455,548	304,653
Notes payable, net of discount	-	443,700
Notes payable - related parties	7,500	7,500
TOTAL CURRENT LIABILITIES	1,032,899	1,580,030

Notes payable, net of discount	-	-

Total Liabilities	1,032,900	1,580,030

Redeemable convertible preferred stock - Series A; $0.0001 par value, 1,500 designated Series A, and 240 shares issued and outstanding (liquidation preference of $509,198 and $721,200) as of December 31, 2023 and December 31, 2022, respectively	509,198	721,200

Stockholders’ Equity (Deficit)
Preferred stock, Series B, $0.001 par value; 2,500 shares authorized, 1,509 shares issued and outstanding (liquidation preference of $1,964,502 and $1,813,607) as of December 31, 2023 and December 31, 2022, respectively	2	2
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,609,382 and 2,279,019 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	361	228
Unearned deferred compensation	(1,345,509)	(187,329)
Additional paid-in capital	41,666,897	33,428,115
Accumulated deficit	(40,158,601)	(35,177,625)

Total Stockholders’ Equity (Deficit)	163,150	(1,936,609)

Total Liabilities & Stockholders’ Equity (Deficit)	$1,705,247	$364,621

See notes to the consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2023	2022

REVENUES	$-	$-

Operating Expenses
Compensation and related expenses	1,001,704	2,899,987
Professional Fees	1,533,507	1,262,860
General and administrative	247,306	275,923
Research and development	1,159,993	1,022,412
Total Operating Expenses	3,942,510	5,461,182

Loss from Operations	(3,942,510)	(5,461,182)

Other Income (Expense) from operations
Financing costs including interest	(52,688)	(74,390)
Inducement interest	(397,928)	-
Gain on conversion of convertible debt	-	54,281
Total Other Expenses, net	(450,616)	(20,109)

Loss from operations before income taxes	(4,393,126)	(5,481,291)
Income Taxes	-	-

NET LOSS	(4,393,126)	(5,481,291)

PREFERRED STOCK
Series A convertible contractual dividends	(27,998)	(27,620)
Series B convertible contractual dividends	(150,895)	(151,310)
Deemed dividend warrant modification	(283,685)	(41,225)
Deemed dividends from Series A and B conversion price reduction	(305,541)	(373,435)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,161,245)	$(6,074,881)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: BASIC AND DILUTED:	$(1.69)	$(3.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	3,046,052	1,762,160

See notes to the consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid In	Deferred Stock-based	Stock	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Compensation	Subscription	Deficit	Equity (Deficit)

Balance, December 31, 2021	1,509	$2	1,652,102	$165	$29,765,585	$(900,742)	$-	(29,281,674)	$(416,664)

Common stock issued for services, including a director	-	-	118,750	12	632,739	(150,589)	-	-	482,162

Conversion of debentures and accrued expenses	-	-	27,624	3	113,648	-	-	-	113,651

Incremental value from warrant modifications	-	-	-	-	41,225	-	-	(41,225)	-

Deemed dividend from Series A conversion price adjustment	-	-	-	-	342,497	-	-	(342,497)	-

Deemed dividend from Series B conversion price adjustment	-	-	-	-	30,938	-	-	(30,938)	-

Series A, preferred stock contractual dividends	-	-	-	-	(27,620)	-	-	-	(27,620)

Series B, preferred stock contractual dividends	-	-	-	-	(151,309)	-	-	-	(151,309)

Accretion of stock-based compensation to employees and directors	-	-	-	-	670,962	864,002	-	-	1,534,964

40:1 Reverse Split Fractional Shares Adjustment	-	-	266	-	-	-	-	-	-

Issuance of common stock for cash	-	-	311,666	31	1,402,469	-	-	-	1,402,500

Conversion of deferred employee compensation	-	-	168,611	17	606,981	-	-	-	606,998

Net loss for the year ended December 31, 2022	-	-	-	-	-	-	-	(5,481,291)	(5,481,291)

Balance, December 31, 2022	1,509	$2	2,279,019	$228	$33,428,115	$(187,329)	$-	$(35,177,625)	$(1,936,609)

Common stock issued for services	-	-	144,900	14	700,325	150,590	-	-	850,929

Incremental value from warrant modifications	-	-	-	-	283,685	-	-	(282,309)	1,376

Deemed dividend from Series A conversion price adjustment	-	-	-	-	96,245	-	-	(96,245)	-

Deemed dividend from Series B conversion price adjustment	-	-	-	-	209,296	-	-	(209,296)	-

Series A, preferred stock contractual dividends	-	-	-	-	(27,998)	-	-	-	(27,998)

Series B, preferred stock contractual dividends	-	-	-	-	(150,895)	-	-	-	(150,895)

Accretion of stock-based compensation to employees and directors	-	-	271,141	27	1,711,320	(1,308,770)	-	-	402,577

Issuance of common stock for cash	-	-	296,304	30	1,164,216	-	-	-	1,164,246

Sale of exclusivity option to Telix	-	-	-	-	2,000,000	-	-	-	2,000,000

Exercise of warrants for cash to common stock	-	-	365,001	37	1,094,964	-	-	-	1,095,001

Inducement for conversion of convertible debt	-	-	-	-	397,937	-	-	-	397,937

Conversion of Series A, preferred stock to common stock	-	-	80,000	8	239,992	-	-	-	240,000

Cashless exercise of warrants to common stock	-	-	8,571	1	(1)	-	-	-	-

Conversion of convertible debt to common stock	-	-	164,446	16	519,696	-	-	-	519,712

Net loss for the year ended December 31, 2023	-	-	-	-	-	-	-	(4,393,126)	(4,393,126)

Balance, December 31, 2023	1,509	$2	3,609,382	$361	$41,666,897	$(1,345,509)	$-	$(40,158,601)	$163,150

See notes to the consolidated financial statements.

QSAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,393,126)	$(5,481,291)

Adjustments to reconcile net loss to net cash provided by operations:
Stock-based compensation for services and warrant modification	852,305	482,162
Stock-based compensation to employees and directors	402,577	1,534,964
Amortization of debt issuance costs	36,300	36,300
Inducement expense	397,937	-
Gain on conversion of convertible debt	-	(54,281)
Changes in operating assets and liabilities
Decrease (Increase) in prepaid expenses and other current assets	70,485	(4,331)
Increase (Decrease) in accounts payable and accrued expenses	(142,604)	155,833
Increase (Decrease) accrued payroll and related expenses	(79,166)	590,763
Decrease in accrued interest	7,156	27,791
Net cash used in operating activities	(2,848,136)	(2,712,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs	-	35,000
Proceeds from warrant exercise	1,095,001	-
Proceeds from exclusivity option sold to Telix	2,000,000	-
Proceeds from issuance of common stock	914,246	1,402,500
Net cash provided by financing activities	4,009,247	1,437,500

NET INCREASE (DECREASE) IN CASH	1,161,111	(1,274,590)

CASH - Beginning of year	225,276	1,499,866

CASH - End of year	$1,386,387	$225,276

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Payment of interest in cash	$-	$-
Payment of income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of contractual dividends on Series A convertible preferred stock	$27,998	$27,620
Accrual of contractual dividends on Series B convertible preferred stock	$150,895	$151,309
Incremental value on Series A modification	$282,309	$-
Deemed dividend on warrant modifications	$-	$41,225
Deemed dividend on Series A conversion price modifications	$96,245	$342,497
Deemed dividend on Series B conversion price modifications	$209,296	$30,938
Conversion of debentures and accrued expenses to common stock	$-	$35,000
Conversion of accrued salary and bonus to common stock	$-	$606,981
Conversion of convertible debt and accrued interest to common stock	$519,712	$132,934
Conversion of Series A preferred stock to common stock	$240,000	$-
Deferred Compensation for employees and consultants	$1,424,384	$-
Subscription receivable for proceeds from sale of common stock	$250,000	$-

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

On February 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Telix Pharmaceuticals Limited, a public limited company registered under the laws of the Commonwealth of Australia (“Telix”), and certain subsidiaries of Telix established for the purpose of completing a reverse triangular merger with a second forward merger (collectively, the “Merger”). The Merger is expected to close in the first half of 2024, at which time all of the Company’s assets and operations will be owned by Telix and the Company will cease to exist as a separate corporate entity. See Note 10 - Subsequent Events.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

For the year ended December 31, 2023, the Company used net cash in operating activities for its operations of $2,848,136 and incurred a loss from its operations of $4,393,126. As of December 31, 2023, the Company’s accumulated deficit is $40,158,601. As of December 31, 2023, the Company has negative working capital of $672,348 and cash of $1,386,387. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has supported operations through the issuance of common stock, preferred stock and debt over the last 12 months. This includes a common stock and warrant offering which closed March 31, 2023, of which a total of $2.85 million was raised, inclusive of $342,667 in subscriptions receivables existing at the end of the quarter which were received in April 2023. The Company issued additional common stock in the third quarter of 2023 in connection with a private placement of $600,000. The Company issued additional common stock in the fourth quarter of 2023 in connection with a private placement of $250,000, inclusive of $250,000 in subscription receivables existing at the end of the fiscal year which was received in January 2024.

On November 14, 2023, we signed a non-binding term sheet with Telix with respect to the Merger. Upon execution of that term sheet, Telix paid us $2 million as an Option and Pre-Closing Collaboration Fee, and to assure 60 days of exclusivity as they completed their due diligence and the parties negotiated the definitive Merger Agreement (the “Telix Option Fee”). If the Merger does not close, the Telix Option Fee will be automatically converted to QSAM common stock at a price of $6.70 per share. The Company is accounting for this as additional paid in capital akin to a prepaid warrant.

Management expects expenses to increase through the end of 2024 as our drug technology continues through clinical trials, and as a result, if the Merger does not close in the first half of 2024, we will need to raise additional capital to support these operations. If the Company is not successful in raising additional capital, it may need to delay clinical trials, reduce overhead, or in the most extreme scenario, shut down operations.

There is no guarantee that the Merger will close, or whether the Company will be able to generate revenue and/or raise capital sufficient to support its continuing operations. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to develop and commercialize its drug candidate, seek strategic partnerships to advance clinical trials and other research endeavors which could provide additional capital to the Company, and continue to raise funds for the Company through equity or debt offerings. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of QSAM Biosciences Inc. and its wholly-owned subsidiaries QSAM Therapeutics Inc. and Q2Power Corp. (Q2Power was inactive throughout 2023 and dissolved on January 11, 2024, see Note 10 – Subsequent Events). All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its Subsidiaries unless the context otherwise requires.

Cash and Cash Equivalents

The Company considers cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. The Company maintains cash balances at one national financial institution and has experienced no losses with respect to amounts on deposit. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. The Company held no cash equivalents as of December 31, 2023 and December 31, 2022.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $1,159,993 for the year ended December 31, 2023, and are a result of the Company’s clinical trials of its drug Technology. Research and development costs were $1,022,412 for the year ended December 31, 2022, and are also a result of the clinical trials and fees owed under its License Agreement (see Note 9 – Commitments and Contingencies).

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

As of December 31, 2023, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest and penalties related to any unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes.

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

As of December 31, 2023, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	150,611
Shares from Telix option fee conversion	298,507
Shares from the conversion of Series A Stock inclusive of cumulative dividends	168,994
Shares from the conversion of Series B Preferred Stock inclusive of dividends (1)	370,661
988,773

(1)	Based on conversion price at December 31, 2023 of $5.30 per share. Pursuant to agreements signed in October 2023 with the Series B Stockholders, upon a listing of the Company’s stock on Nasdaq or the signing of an agreement to sell or merge the Company, these stockholders will automatically exchange all of their shares of Series B Stock including accrued dividends through the date of the triggering event at a price of $3.00 per share. In this instance, the number of potentially dilutive shares as of December 31, 2023 would be 654,696; however as of the year end, such triggering events had not yet occurred. On February 6, 2024, all Series B shares were exchanged for 658,968 common shares inclusive of dividends through January 31, 2024 (see Note 10 – Subsequent Events).

As of December 31, 2022, there were the following potentially dilutive securities that were excluded from diluted net loss per share because their effect would be anti-dilutive (all shares adjusted to reflect a 40:1 reverse stock split effected on March 9, 2022):

Shares from common stock options	177,815
Shares from common stock warrants	323,543
Shares from the conversion of convertible notes and accrued interest	64,126
Shares from the conversion of Series A Stock inclusive of cumulative dividends	216,577
Shares from the conversion of Series B Preferred Stock inclusive of dividends	292,990
1,075,051

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

Concentration of Risk

The Company expects cash to be the asset most likely to subject the Company to concentrations of credit risk. The Company’s bank deposits may at times exceed federally insured limits. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company’s cash balance as of December 31, 2023 is in excess of FDIC limits in the amount of approximately $1,136,387.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has a License Agreement with IGL Pharma, Inc. (“IGL”), an entity for which, as of December 31, 2023, the Company’s Executive Chairman serves as President, holds options to purchase less than a 1% non-controlling equity interest and receives a $500 per month fee. Effective November 17, 2021, the Company amended the License Agreement with IGL which adjusted milestone payment amounts during the course of the agreement term. Under the License Agreement, the Company incurred research and development related expenses of $0 and $105,382 for the year ended December 31, 2023 and December 31, 2022, respectively. The License Agreement was amended again on February 2, 2024 (see Note 10 – Subsequent Events).

As of December 31, 2023 and December 31, 2022, amounts outstanding due IGL for their services amounted to $1,321 and $13,900, respectively.

During the year ended December 31, 2020, the Company received $45,500 of proceeds from short-term notes payable with officers and directors of the Company bearing interest at 10%. As of December 31, 2023 and 2022, $7,500 of principal remains outstanding on certain of these short-term notes payable.

During 2022, the Company started accruing compensation for the Board of Directors. Each board member receives an annual retainer of $30,000. Additionally, directors receive annual fees of $20,000, $15,000 and $10,000 for serving as Chair of the Audit Committee, Compensation Committee, and Nominating & Governance Committee, respectively; and annual fees of $7,500, $5,000 and $3,500 for serving as members of the Audit Committee, Compensation Committee and Nominating & Governance Committee, respectively. As of December 31, 2023 and 2022, the Company accrued director fees of $8,625 and $101,991, respectively. During the year ended December 31, 2023, the Company paid directors fees previously accrued in the amount of $169,216.

During the third quarter of 2023, the Company raised $600,000 in a private placement of common stock from three accredited investors, $100,000 of which was invested by a family member of the Company’s Executive Chairman.

NOTE 5 –CONVERTIBLE PROMISSORY NOTES AND DEBENTURES

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

In the fourth quarter of 2022, two note holders converted $132,932 of principal and interest on their notes into 22,155 shares of common stock, at a reduced conversion price approved by the Board of $6.00. In the first quarter of 2023, the remaining holders converted $519,712 of principal and interest on their notes into 148,621 shares of common stock, at a reduced conversion price approved by the Board of $3.50, and the two holders who converted in 2022 received an additional 15,825 shares to “make whole” their prior conversion at a higher price. Due to the inducement to the reduced conversion price, the Company recorded $397,937 of inducement interest expense to other income and expenses. The fair value of the shares issued for the conversion was $594,484 based on the stock price of $4.00 as of March 31, 2023.

During the year ended December 31, 2023 and 2022, the Company recorded interest expense related to the amortization of the discount of $36,300 and $36,300, respectively. As of December 31, 2023 and 2022, unamortized debt discount was $0 and $36,300, respectively.

Debentures

On February 22, 2022, the holder of Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) issued by the Company in 2014, converted the full remaining balance of $35,000 into 5,469 shares of common stock at $6.40 per share. As of December 31, 2022, the Debentures had been retired in full.

NOTE 6 – TEMPORARY EQUITY, PREFERRED STOCK, COMMON STOCK, AND WARRANTS

Option and Pre-Closing Collaboration Fee

On November 14, 2023, we signed a non-binding term sheet with Telix with respect to the Merger. Upon execution of that term sheet, Telix paid us $2,000,000 as an Option and Pre-Closing Collaboration Fee, and to assure 60 days of exclusivity as they completed their due diligence and the parties negotiated the definitive Merger Agreement (the “Telix Option Fee”). If the Merger does not close, the Telix Option Fee will be automatically converted to QSAM common stock at a price of $6.70 per share for 298,507 common shares and is considered potentially dilutive equity. The exclusivity period granted in return for the Telix Option Fee was extended on January 11, 2024 for an additional 30 days for no additional consideration. On February 7, 2024, we signed the definitive Merger Agreement with Telix, and are currently working to close the Merger in the first half of 2024. The Company evaluated the accounting treatment for this payment under ASC 815 and recorded the $2,000,000 in additional paid in capital.

Series A Redeemable Convertible Preferred Stock (“Series A Stock”)

As of December 31, 2023 and 2022, the Company had 240 and 480 shares of Series A Stock issued and outstanding, respectively. The Series A Stock has no voting rights until converted to common stock and has a liquidation preference equal to the aggregate purchase price of the outstanding shares of Series A Stock at $1,000 per share, plus accrued dividends. Pursuant to a modification agreement effective as of March 31, 2023, the two Series A Stockholders agreed to change the redemption date on their Series A Stock to December 31, 2023 and waive any prior defaults by the Company.

In December 2023, the Company signed blanket Conversion Notice and Reservation of Rights Agreements (the “Conversion Notice”) with both of the Series A Stockholders providing that immediately prior to closing the proposed Merger with Telix, all remaining shares of Series A Stock held by such holders plus all accrued dividends would be automatically converted to common stock. In return for this agreement, the Company agreed that it would not seek to redeem the Series A Stock as of January 1, 2024, and the parties waived all existing defaults. The Conversion Notice is non-revokable but expires upon the sooner of the closing of the Merger or 12 months from the date of signing, and as a result, the new Redemption Date under the Series A Stock was reset to December 15, 2024.

As of February 8, 2024, all shares of Series A Stock plus all accrued dividends had been converted to common stock and the Series A Stock was retired in full (see Note 10 – Subsequent Events).

The Series A Stock carries a 6% per annum dividend calculated on the stated value of the stock and is cumulative and payable quarterly beginning July 1, 2016. These dividends are accrued at each reporting period and are added to the redemption value of the stock; however, since the Company has an accumulated deficit, the charge has been recognized in additional paid-in capital. The accrued dividends are $268,800 and $241,200 as of December 31, 2023 and 2022, respectively. During the fourth quarter 2023, the Series A Stockholders converted $240,000 of principal amount of Series A Stock to 80,000 shares of common stock. As of December 31, 2023 and 2022, the stated value of the Series A Stock and the accrued dividends was $509,198 and $721,200, respectively, which has been presented as mezzanine equity on the consolidated balance sheets, which resides between liabilities and stockholders’ equity (deficit).

The outstanding principal and accrued dividends on the shares of Series A Stock as of December 31, 2023 are convertible into the Company’s common stock at $3.00 (the “Conversion Price”), which was reduced in the first quarter of 2023 pursuant to a price protection provision included in the Series A Stock Certificate of Designation (“Series A Designation”), as the Company offered an inducement to holders of warrants to convert their warrants at such lower conversion price. The Series A Designation requires an adjustment to the Conversion Price if a subsequent equity sale occurs at a price below the conversion rate. The Company recorded a deemed dividend within stockholders’ deficit associated with the reduction in Conversion Price from $3.33 to $3.00 of $96,245 based on the incremental value to the Series A Stockholders due to the Conversion Price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders. The incremental value was determined by computing the additional shares the Series A Stockholders would receive based on the Conversion Price reduction multiplied by the estimated fair value of common stock of $4.00 at such time.

Prior to the last Conversion Price adjustment, the outstanding shares of Series A Stock as of December 31, 2022 were convertible at $3.33 per share of the Company’s common stock, which was reduced in 2022 pursuant to the Series A Designation as the Company sold a common stock and warrant unit in an offering at $4.50, the fair value of which was determined to be $3.33. The Company recorded a deemed dividend within additional paid in capital on the consolidated statement of stockholders’ deficit associated with the reduction in Conversion Price from $6.40 to $3.33 of $342,497 based on the incremental value to the Series A Stockholders due to the Conversion Price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders. The incremental value was determined by computing the additional shares the Series A Stockholders would receive based on the Conversion Price reduction multiplied by the estimated fair value of common stock of $3.33.

Management has determined that the Series A Stock is more akin to a debt security than equity primarily because it contains a mandatory 2-year redemption date at the option of the holder (which pursuant to the December 2023 modification signed by both Series A Stockholders, was changed to December 31, 2024 from December 31, 2023), which only occurs if the Series A Stock is not converted to common stock. Therefore, management has presented the Series A Stock outside of permanent equity as mezzanine equity, which resides between liabilities and equity.

Series B Convertible Preferred Stock (“Series B Stock”)

In December 2020, the Company filed an amendment to its Articles of Incorporation to authorize the issuance of up to 2,500 shares of Series B Stock, par value $0.001 per share, pursuant to a Certificate of Designation (“Series B Designation”). The Series B Stock provides the holders a 10% annual paid-in-kind dividend, a liquidation preference equal to the purchase price of the shares ($1,000 per share) followed by the right to participate with the common stockholders in the instance of a liquidation or other exit event, and provides the holders the right to vote along with the common holders based on the common conversion amount of their holdings. In January 2021, the Company closed a private offering of its Series B Stock for $1,000 per share, raising a total of $2,500,000, inclusive of $156,000 in prior debt conversion and $23,000 of notes payable with directors converted to shares of Series B Stock and warrants. Between July 27 and August 24, 2021, 15 holders of an aggregate of 991 shares of Series B Stock converted their shares of Series B Stock into 163,134 shares of common stock, which included $53,061 of accrued dividends. As of December 31, 2023 and 2022, 1,509 shares of Series B Stock were issued and outstanding. The accrued dividends are $455,548 and $304,653, as of December 31, 2023 and 2022, respectively, which are presented on the consolidated balance sheets.

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

In the period ended March 31, 2023, the anti-dilution protections were triggered as a result of additional common stock issuances and the warrant conversion repricing, and the conversion ratio was reduced to $5.42. The Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price from $6.19 to $5.42 of $168,835 based on the incremental value to the Series B Stockholders due to the conversion price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders.

In the period ended September 30, 2023, the anti-dilution protections were triggered as a result of additional common stock issuances, and the conversion ratio was reduced to $5.30. The Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price from $5.42 to $5.30 of $40,461 based on the incremental value to the Series B Stockholders due to the conversion price reduction. This incremental value has also been presented on the consolidated statement of operations as an addition to the net loss available to common stockholders.

As of October 31, 2023, all remaining Series B Stockholders signed agreements with the Company providing that if the Company lists its common shares on Nasdaq or otherwise signs an agreement to be acquired, such shareholders will automatically and without any further action on their part exchange their shares of Series B Stock for common shares at an exchange ratio of $3.00, inclusive of all accrued dividends through September 30, 2023. In the instance of an acquisition of the Company, such exchange into common shares at the reduced price is in lieu of any contracted liquidation preference payments. As a result of the signing of the Merger Agreement with Telix, on February 6, 2024 all shares of Series B Stock plus all accrued dividends were exchanged into 658,968 shares of common stock (see Note 10 – Subsequent Events).

Common Stock

During the years ended December 31, 2023 and 2022, the Company issued shares of common stock as follows (adjusted as necessary to reflect a 40:1 reverse stock split in March 2022):

	For the Years Ended December 31,
	2023	2022
Adjustment for 40:1 Reverse Stock Split	-	266
Conversion of debentures and accrued interest	-	5,469
Conversion of accrued salary to management	-	168,611
Exercise of common stock warrants to common stock	365,001	-
Stock based compensation to employees and directors	271,141	-
Cashless exercise of service warrants into common stock	8,571
Conversion of Series A preferred stock to common stock	80,000	-
Conversion of convertible debt and interest to common stock	164,446	22,155
Issuance of common stock for cash	296,304	311,666
Stock based compensation for consulting services	144,900	118,750
Total common shares issued	1,330,363	626,917

During the year ended December 31, 2023, the Company issued common stock for cash in private placement offerings as follows: 69,834 shares of common stock for $314,251 in a common stock and warrant unit offering that closed March 31, 2023; 176,471 shares of common stock for $600,000 in the third quarter of 2023, inclusive of a $100,000 subscription receivable received in October 2023; 50,000 shares of common stock for $250,000 in the fourth quarter of 2023. The Company also received exercises of 365,001 warrants issued in the first quarter 2023 unit offering into 365,001 shares of common stock at an exercise price of $3.00, for a total of $1,144,501, which included $49,500 that offset fees owed for services, and which also included $342,669 in subscription receivables related to conversion notices that were executed prior to March 31, 2023 and funds that were received in April 2023.

As of March 31, 2023, the Company converted outstanding convertible debt of $480,000 plus $39,712 of interest totaling $519,712 into 164,446 shares of common stock at a conversion price of $3.50.

During the year ended December 31, 2023, the Company converted $240,000 of Series A preferred stock to 80,000 shares of common stock at $3.00 per share.

During the year ended December 31, 2023, the Company issued 8,571 shares of common stock through a cashless exercise of 50,000 warrants.

Additionally, during the year ended December 31, 2023, the Company issued 269,102 shares to board members and employees for their annual bonus as deferred compensation until vested. The awards are subject to vesting and forfeiture conditions including satisfaction of certain performance-based milestones, as follows: (1) 209,102 shares were issued as incentive compensation vesting 50% upon the Company’s uplisting to Nasdaq if within three years, with the balance vesting in eight quarterly installments commencing on the sooner of such Nasdaq uplisting or 12 months after issuance; provided all shares shall vest upon the sale, merger or other “exit” event for the Company and its shareholders; and (2) 60,000 shares were issued to compensate four members of the management team for acceptance of a significant reduction in their base salaries in 2023 to help the Company conserve cash resources, and vest upon the completion of the Company’s next funding in the amount of at least $5 million or Company exit. The awards scheduled to vest upon the occurrence of the vesting conditions will not vest in accordance with those vesting conditions if the recipient of the award is no longer providing services to the Company at the time of vesting. The award recipient’s status will end on the day the notice of termination is provided (whether by the Company or by the recipient upon resignation) and will not be extended by any notice period that may be required contractually or under applicable local law.

Further, the Company issued 2,040 immediately vested unregistered shares of common stock to its Chief Financial Officer in lieu of deferred cash compensation of approximately $10,200.

For the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation to employees and directors totaling $37,000 and $864,002, respectively, related to common stock that was exchanged on December 6, 2021 from Series E-1 Preferred Stock (that was concurrently retired), which is included in compensation and related expenses on the consolidated statements of operations. As of December 31, 2023, there is no unrecognized compensation remaining from these common shares.

During the year ended December 31, 2022, $35,000 of debentures and accrued interest were converted into 5,469 shares of common stock at a price of $6.40 per share. Additionally, the Company issued 48,750 shares of common stock for services, and 10,000 shares of common stock for services provided by one director who resigned from the Board in the same period. Additionally, the Company issued 311,666 shares for $1,402,500 cash in 2022.

Warrants

During the year ended December 31, 2023, the Company issued 69,832 warrants in connection with the common stock and warrant unit offering (the “Unit Warrants”), and 50,000 warrants to a service provider totaling $91,979 in consulting services expense. The Company issued 311,666 Unit Warrants in 2022.

A summary of warrant activity and related information for the year ending December 31, 2023 is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	323,543	$6.15	$-
Issued	119,832	4.25	-
Exercised	(390,071)	3.35	-
Terminated in connection with cashless exercise	(41,429)	$5.25	-
Expired	(11,875)	10.00	-
Outstanding as of December 31, 2023	-	$-	$-

The aggregate intrinsic value of the warrants is the difference between the fair market value of the Company’s closing price of its common stock at each reporting date, less the exercise price multiplied by the number of warrants outstanding, which was $0 at December 31, 2023 and 2022, respectively.

NOTE 7 – STOCK OPTIONS

In 2016 to compensate officers, directors and other key service providers with equity grants, the Board approved the 2016 Omnibus Equity Incentive Plan (“2016 Plan”), which initially allowed for 4,000 shares of common stock, stock options, stock rights (restricted stock units), or stock appreciation rights to be granted by the Board in its discretion. This authorized amount was increased multiple times by Board resolution, most recently to 550,000 shares on May 23, 2023. As of December 31, 2023, there are 149,700 stock options issued, 269,102 restricted common shares issued, and 131,198 shares available under the 2016 Plan for future issuance; however, the Board may increase the authorized shares under the 2016 Plan each year to an amount equal to 5% of the total issued and outstanding common shares of the Company or such other amount in its reasonable discretion.

The Company has two prior equity plans still active: the 2014 Employee Stock Option Plan and the 2014 Founders Stock Option Plan (the “Legacy Plans”), which have a total of 605 and 306 options issued thereunder, respectively, and have 1,395 and 1,694 shares available for future issuance, respectively.

The Company did not issue any stock options during the year ended December 31, 2023; however, it did issue 269,102 shares of restricted stock under the 2016 Plan in May 2023 (see “Common Stock” above).

A summary of stock option activity and related information during the year ended December 31, 2023 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	177,815	$12.57	8.8	$-
Expired (1)	(27,204)	$24.82	0	$-
Granted	-	$-	-	$-
Outstanding as of December 31, 2023	150,611	$10.35	7.84	$-

(1)	27,204 options held by former employees and consultants of the Company were determined to be expired in 2023; however, their actual termination dates were prior to 2023.

The Company recorded $402,577 and $1,534,964 of stock-based compensation expense which is included in compensation and related expenses for the year ended December 31, 2023 and 2022, respectively, on the consolidated statement of operations.

The aggregate intrinsic value of options is the difference between the fair market value of the Company’s closing price of its common stock at each reporting date, less the exercise price multiplied by the number of options granted, which was $0 at December 31, 2023.

As of December 31, 2023, there was unrecognized stock-based compensation of $166,417 which is expected to be expensed through March 2026 based on the restricted stock vesting requirements.

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

NOTE 8 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2023 and 2022 (computed by applying the U.S. Federal corporate tax rate of 21 percent to the loss before taxes) is as follows:

	2023	2022
Tax benefit at U.S. statutory rate	$(922,556)	$(1,151,071)
State taxes, net of federal benefit	-	-
Stock based compensation	178,984	423,597
Meals & Entertainment	292	-
Gain on extinguishment of liabilities	91,280	(11,399)
Other permanent differences	(78,372)	592,659
Change in valuation allowance	730,372	146,214
	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Net operating loss carry-forward	$3,605,912	$3,204,894
Accrued expenses	-	-
Stock based compensation	211,162	58,106
Section 174 R&D expenses	369,533	193,236
Charitable contribution	221	221
Net deferred tax assets	4,186,828	3,456,457
Valuation allowance	(4,186,828)	(3,456,457)
Total net deferred tax asset	$—	$—

At December 31, 2023 and 2022, the Company had net deferred tax assets of $4,186,828 and $3,456,457 principally arising from net operating loss carry-forwards for income tax purposes (“NOLs”). As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2023 and 2022. At December 31, 2023, the Company has net operating loss carry forwards totaling approximately $17,171,010. The potential tax benefit arising from NOLs generated of approximately $6,822,000 prior to 2018 effective date will begin to expire in 2034. The potential tax benefit arising from the net operating loss carryforwards of approximately $10,349,142 generated after 2018 can be carried forward indefinitely within the annual usage limitations. The Company is in compliance with filling its federal tax returns through December 31, 2022.

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2022. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

The Company’s NOL and tax credit carryovers may be significantly limited under the Internal Revenue Code (“IRC”). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During the year ended December 31, 2023 and in prior years, the Company may have experienced such ownership changes, which could impose such limitations.

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

Pursuant to amendments dated November 14, 2022 to the three employment agreements of the Company’s Executive Chairman, CEO and EVP/General Counsel, as well as an amendment to the employment agreement for the Company’s VP Operations (the “2022 Amendments”), each of these four employees have agreed to accept reduced salaries until the Company is successful in raising additional funds. Specifically, when the Company raises at least $7.5 million in a single offering, each employee’s salary will be increased to the full contracted rate; and prior to that time, the reduced salaries will be gradually increased as the Company raises $2 million and then $5 million. During this time, the difference between the reduced salaries and the full contracted salaries will not accrue as liabilities for the Company. As of December 31, 2023 and December 31, 2022, the accrued salary for the management team was $0 and $79,166, respectively.

Pursuant to the 2022 Amendments, $758,748 of accrued salaries were settled with shares of common stock with an estimated fair value of $606,998 and cash payments of $151,750 as of December 31, 2023. The Company issued 168,611 shares of common stock on December 31, 2022 in connection with the conversion of management salaries. The salary was converted at a price of $3.55 per share.

The shares of common stock issued pursuant to the 2022 Amendments are restricted and shall be subject to forfeiture as follows: until such time that the Company successfully closes $5 million in a single fundraising (the “Trigger Event”), which may be completed in one or more closings over a period of 90 days, the shares of common stock may not be sold, transferred or otherwise disposed of by the holder. Upon the occurrence of the Trigger Event, or if the Company is otherwise acquired, the shares shall be fully vested. If the Trigger Event does not occur within 36 months of November 2022, the shares of common stock shall be forfeited and returned to the Company. The shares issued with the 2022 Amendments have been presented as issued and outstanding on the statement of stockholders’ deficit as of December 31, 2023.

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

During the year ended December 31, 2023, the Company issued 269,102 shares to employees for their annual bonus and two board members for additional board compensation as deferred compensation until vested. The awards are subject to vesting and forfeiture conditions, including satisfaction of certain performance-based milestones, as follows: (1) 209,102 shares were issued as incentive compensation vesting 50% upon the Company’s uplisting to Nasdaq if within three years, with the balance vesting in eight quarterly installments commencing on the sooner of such Nasdaq uplisting or 12 months after issuance; provided all shares shall vest upon the sale, merger or other “exit” event for the Company and its shareholders; and (2) 60,000 shares were issued to compensate four members of the management team for acceptance of a significant reduction in their base salaries in 2023 to help the Company conserve cash resources, and vest upon the completion of the Company’s next funding in the amount of at least $5 million or Company exit. The awards scheduled to vest upon the occurrence of the vesting conditions will not vest in accordance with those vesting conditions if the recipient of the award is no longer providing services to the Company at the time of vesting. The award recipient’s status will end on the day the notice of termination is provided (whether by the Company or by the Participant upon resignation) and will not be extended by any notice period that may be required contractually or under applicable local law.

Board of Director Agreements

In January 2022, Adriann Sax was appointed as a Director to the Board and awarded an annual retainer of $30,000 per year with an additional $7,500 for serving as an Audit Committee member and an additional $10,000 for serving as the Nominating & Governance Committee Chair. In November 2023, Ms. Sax was paid $87,083 of accrued director fees since January 2022. The Company has accrued the director compensation for Ms. Sax monthly with a total accrued balance of $3,958 and $43,542 as of December 31, 2023 and 2022, respectively.

In February 2022, Charles J. Link, Jr. was appointed as a Director to the Board and awarded an annual retainer of $30,000 per year with an additional $7,500 for serving as an Audit Committee member and an additional $15,000 for serving as the Compensation Committee Chair, and $3,500 for serving as a member of the Nominating Committee. In November 2023, Dr. Link was paid $82,133 of accrued director fees since January 2022. The Company has accrued the director’s compensation for Dr. Link monthly with a total accrued balance of $4,667 and $51,333 as of December 31, 2023 and 2022, respectively.

In May 2023, each of Ms. Sax and Dr. Link received 10,455 shares of restricted common stock as compensation in lieu of cash. These shares vest 50% upon a Nasdaq listing of the Company’s stock if completed within three years, and 50% in eight quarterly installments upon the sooner of the Nasdaq listing or 12 months from issuance. All shares will vest upon the sale, merger or other “exit” event of the Company. Pursuant to Board resolutions as of August 21, 2023, Dr. Link was awarded a transaction bonus in the instance any of the Company’s assets are sold or sublicensed or if the Company or its subsidiary is acquired, equal to 0.75% of the consideration received by the Company, to compensate him for services he previously performed for the Company as interim medical director. In the fourth quarter of 2023, the Company paid a total of $169,217 of accrued directors’ compensation.

License Agreement

The License Agreement for the Technology, as amended, between the Company’s wholly-owned subsidiary QSAM Therapeutics and IGL is for 20 years or until the expiration of the multiple patents covered under the license and requires multiple milestone-based payments including: up to $410,000 as CycloSam® advances through Phase 3 of clinical trials, and $2 million upon commercialization. IGL has also received 12,500 shares of the Company’s common stock as additional compensation. Upon commercialization, IGL will receive an ongoing royalty equal to 4.5% of Net Sales, as defined in the License Agreement, and 5% of any consideration we receive pursuant to a sublicense, sale of the asset, or sale of the QSAM subsidiary. The Company will also pay for ongoing patent filing and maintenance fees, and has certain requirements to defend the patents against infringement claims. In connection with the Merger, the License Agreement was amended a second time; however, such amendment will not go into effect until and unless the Merger closes (see Note 10 – Subsequent Events).

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

During the year ended December 31, 2023, the Company paid $86,547 in expense reimbursements required under the ISO agreement. The drug development costs to IGL which have been reflected as research and development expense on the consolidated statements of operations was $0 and $105,382 for the period ending December 31, 2023 and 2022, respectively.

As of December 31, 2023, $1,321 of these costs remained outstanding and included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 10 – SUBSEQUENT EVENTS

Merger Agreement

On February 7, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Telix Pharmaceuticals Limited, a public limited company registered under the laws of the Commonwealth of Australia (“Telix”), Cyclone Merger Sub I, Inc., a Delaware corporation and direct wholly-owned subsidiary of Telix (“Merger Sub I”), Cyclone Merger Sub II, Inc., a Delaware corporation and direct wholly-owned subsidiary of Telix (“Merger Sub II”, and collectively with Merger Sub I, the “Merger Subs”) and David H. Clarke, as stockholder representative to the QSAM stockholders (the “QSAM Stockholder Representative”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Telix will acquire the Company through the merger of Merger Sub I with and into the Company, with the Company surviving as a direct, wholly-owned subsidiary of Telix (“First Merger”), and as part of the same overall transaction, the Company will merge with and into Merger Sub II, at which time the Company shall cease to exist and Merger Sub II will remain as the surviving corporation (“Second Merger”, collectively with First Merger, the “Merger”). A full description of the Merger Agreement, inclusive of the other agreements included as exhibits thereto, as well as the agreements themselves, have been included in our Form 8-K filed with the SEC on February 8, 2024.

Our board of directors unanimously approved on February 6, 2024, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, and QSAM stockholders adopted and approved, by written consent dated February 6, 2024, the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Reverse Stock Split, Options and Preferred Stock

In connection with and as a condition to the Merger, our Board and a majority of our stockholders on February 6, 2024 approved a reverse stock split of all the issued and outstanding shares of our common stock, in a ratio between 1:1000 and 1:2000 (the “Reverse Split”). The exact ratio of the Reverse Split will be determined by the Board prior to closing the Merger.

Pursuant to the Merger Agreement, effective as of the date QSAM files an Information Statement describing the Merger to our stockholders, each then-outstanding and unexercised option to purchase shares of our common stock issued pursuant to any stock incentive or equity-related agreement or plan of QSAM (each such option, a “QSAM Option”) will vest in full and become exercisable up to and through the close of regular trading on the seventh business day after the date the Information Statement is filed (such date, the “Last Exercise Date”) in accordance with the terms and conditions of such QSAM Option, and such QSAM Option will terminate for no consideration and be of no further force or effect as of immediately prior to closing if not exercised by the holder on or prior to the close of regular trading on the Last Exercise Date.

As of February 6, 2024, all holders of our Series B Preferred Stock exchanged the remaining outstanding 1,509 shares plus all accrued dividends for 658,967 shares of common stock pursuant to their respective Exchange Agreements signed in October 2023. As of February 8, 2024, all holders of our Series A Preferred Stock converted their remaining shares plus all accrued dividends into common stock, which included conversions into 80,000 shares in 2023 and 169,133 shares in 2024. As of the date of this filing, no shares of Series A or Series B Preferred Stock remain outstanding. As of March 19, 2024, there are 4,445,469 shares of common stock outstanding, not inclusive of 150,611 stock options that must be exercised or will terminate as described above.

Amendment to the License Agreement

As a condition to the execution of the Merger Agreement, QSAM and IGL have entered into the Second Amendment to the License Agreement (the “Second Amendment”), which provides among other terms: (i) modifications to sublicense fees, royalties and other amounts payable to IGL; (ii) modifications to the definitions of “Commercially Reasonable Efforts,” “Products” and “Patents” described in the License Agreement; and (iii) an additional payment to IGL of $100,000, payable half upon the execution of the Second Amendment and the balance upon the closing of the Merger. The Second Amendment will only become effective upon the closing, and shall become null and void if the closing does not occur.

Lock-Up Agreement

Concurrently with the execution of the Merger Agreement, all of our officers, directors, and a key employee have agreed to enter into lock-up agreements (the “Lock-Up Agreements”), pursuant to which they accepted certain restrictions on transfers of shares of the Telix Ordinary Shares they would receive in connection with the Transaction until 12 months after the Closing upon the terms set forth in the Lock-Up Agreements.

Dissolution of Q2Power Corp.

On January 11, 2024, the Company dissolved its wholly-owned subsidiary, Q2Power Corp., with the State of Delaware. This company had previously been inactive.

